Form 10-Q
period 2015-03-31
Mylan N.V.
filed 2015-05-08
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________

Commission File Number 333-199861
MYLAN N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1189497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Albany Gate, Darkes Lane, Potters Bar, Herts EN6 1AG, United Kingdom
(Address of principal executive offices)
+44 (0) 1707-853-000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2015, there were 490,033,276 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2015

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Net sales	$1,854.6	$1,703.0
Other revenues	17.1	12.6
Total revenues	1,871.7	1,715.6
Cost of sales	1,041.6	977.8
Gross profit	830.1	737.8
Operating expenses:
Research and development	169.9	118.0
Selling, general and administrative	483.2	377.7
Litigation settlements, net	17.7	3.1
Total operating expenses	670.8	498.8
Earnings from operations	159.3	239.0
Interest expense	79.5	82.7
Other expense (income), net	18.5	4.6
Earnings before income taxes and noncontrolling interest	61.3	151.7
Income tax provision	4.7	35.1
Net earnings	56.6	116.6
Net earnings attributable to the noncontrolling interest	—	(0.7)
Net earnings attributable to Mylan N.V. ordinary shareholders	$56.6	$115.9
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.14	$0.31
Diluted	$0.13	$0.29
Weighted average ordinary shares outstanding:
Basic	418.0	372.3
Diluted	443.8	396.7

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2015	2014

Net earnings	$56.6	$116.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(602.6)	97.2
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.1	(1.5)
Net unrecognized loss on derivatives	(34.5)	(27.4)
Net unrealized gain on marketable securities	0.1	—
Other comprehensive (loss) earnings, before tax	(636.9)	68.3
Income tax benefit	(13.0)	(12.4)
Other comprehensive (loss) earnings, net of tax	(623.9)	80.7
Comprehensive (loss) earnings	(567.3)	197.3
Comprehensive earnings attributable to the noncontrolling interest	—	(0.7)
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(567.3)	$196.6

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Assets
Current assets:
Cash and cash equivalents	$277.2	$225.5
Accounts receivable, net	2,264.6	2,268.5
Inventories	1,908.3	1,651.4
Deferred income tax benefit	369.9	345.7
Prepaid expenses and other current assets	2,606.4	2,295.8
Total current assets	7,426.4	6,786.9
Property, plant and equipment, net	1,872.3	1,785.7
Intangible assets, net	6,770.6	2,347.1
Goodwill	5,115.8	4,049.3
Deferred income tax benefit	87.8	83.4
Other assets	850.9	834.2
Total assets	$22,123.8	$15,886.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$997.0	$905.6
Short-term borrowings	169.2	330.7
Income taxes payable	63.9	160.7
Current portion of long-term debt and other long-term obligations	2,611.4	2,474.4
Deferred income tax liability	7.4	0.2
Other current liabilities	1,439.1	1,434.1
Total current liabilities	5,288.0	5,305.7
Long-term debt	5,750.4	5,732.8
Deferred income tax liability	613.8	235.4
Other long-term obligations	1,378.4	1,336.7
Total liabilities	13,030.6	12,610.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares (1) — nominal value €0.01 per ordinary share as of March 31, 2015 and par value $0.50 per share as of December 31, 2014
Shares authorized: 1,200,000,000 and 1,500,000,000 as of March 31, 2015 and December 31, 2014
Shares issued: 489,493,548 and 546,658,507 as of March 31, 2015 and December 31, 2014	5.5	273.3
Additional paid-in capital	7,007.6	4,212.8
Retained earnings	3,671.1	3,614.5
Accumulated other comprehensive loss	(1,610.9)	(987.0)
	9,073.3	7,113.6
Noncontrolling interest	19.9	20.1
Less: Treasury stock — at cost
Shares: zero and 171,435,200 as of March 31, 2015 and December 31, 2014	—	3,857.7
Total equity	9,093.2	3,276.0
Total liabilities and equity	$22,123.8	$15,886.6

____________

(1)	Common stock prior to February 27, 2015.

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$56.6	$116.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175.0	135.2
Share-based compensation expense	34.4	15.4
Change in estimated sales allowances	(92.1)	131.1
Deferred income tax benefit (provision)	12.8	(8.4)
Loss from equity method investments	24.7	22.7
Other non-cash items	46.3	50.0
Litigation settlements, net	17.7	3.1
Changes in operating assets and liabilities:
Accounts receivable	469.0	49.1
Inventories	(136.7)	(88.0)
Trade accounts payable	(15.4)	(32.7)
Income taxes	(203.3)	(33.5)
Other operating assets and liabilities, net	(122.0)	(92.5)
Net cash provided by operating activities	267.0	268.1
Cash flows from investing activities:
Capital expenditures	(48.1)	(72.3)
Purchase of marketable securities	(40.1)	(4.8)
Proceeds from sale of marketable securities	12.2	4.9
Payments for product rights and other, net	(11.5)	(129.0)
Net cash used in investing activities	(87.5)	(201.2)
Cash flows from financing activities:
Payment of financing fees	(22.4)	(2.3)
Change in short-term borrowings, net	(161.6)	(71.1)
Proceeds from issuance of long-term debt	100.0	200.0
Payment of long-term debt	(100.0)	(260.0)
Proceeds from exercise of stock options	67.4	21.9
Taxes paid related to net share settlement of equity awards	(31.7)	(21.8)
Other items, net	39.3	18.7
Net cash used in financing activities	(109.0)	(114.6)
Effect on cash of changes in exchange rates	(18.8)	(0.6)
Net increase (decrease) in cash and cash equivalents	51.7	(48.3)
Cash and cash equivalents — beginning of period	225.5	291.3
Cash and cash equivalents — end of period	$277.2	$243.0
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$6,305.8	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, on February 27, 2015 (the “EPD Transaction Closing Date”), Mylan N.V. completed the transaction (the “EPD Transaction”) by which it acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”). Pursuant to the terms of the Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V. (which converted into a public limited company (naamloze vennootschap) and was renamed Mylan N.V. on the EPD Transaction Closing Date), Moon of PA Inc., and Abbott (the “EPD Transaction Agreement”) on the Closing Date, Mylan N.V. acquired the EPD Business in consideration for Mylan N.V. ordinary shares, and Moon of PA Inc. merged with and into Mylan Inc., with Mylan Inc. surviving as a wholly owned indirect subsidiary of Mylan N.V. and each share of Mylan Inc. common stock issued and outstanding immediately prior to the effective date of the EPD Transaction was canceled and automatically converted into, and became the right to receive, one Mylan N.V. ordinary share. In connection with the EPD Transaction, Mylan Inc. and the EPD Business were reorganized under Mylan N.V., a new public company organized in the Netherlands. On February 18, 2015, the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) issued a no-action letter to Mylan Inc. and Mylan N.V. that included its views that the EPD Transaction constituted a “succession” for purposes of Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and that Mylan N.V., as successor to Mylan Inc., is deemed a large accelerated filer for purposes of Exchange Act Rule 12b-2. As of March 2, 2015, Mylan N.V., and not Mylan Inc., traded on the NASDAQ Global Select Stock Market under the symbol “MYL”.
The accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan N.V. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position and cash flows for the periods presented. For periods prior to the EPD Transaction, the Company’s consolidated financial statements presented the accounts of Mylan Inc.
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2015. Such allowances were $1.58 billion and $1.63 billion at March 31, 2015 and December 31, 2014, respectively. Other current liabilities include $514.1 million and $581.3 million at March 31, 2015 and December 31, 2014, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $620.6 million and $1.07 billion of securitized accounts receivable at March 31, 2015 and December 31, 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-02, Amendments to Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 revises the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised guidance modifies the evaluation of whether certain limited partnerships and similar entities are variable interest entities (“VIE”) or voting interest entities, impacts the consolidation analysis of VIEs, clarifies when fees paid to a decision maker should be factors to include in the consolidation of VIEs, amends the guidance for assessing how related party relationships affect VIE consolidation analysis and provides an exemption for certain registered money market funds. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and can be applied using a modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which revised accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

4.	Acquisitions and Other Transactions
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into the EPD Transaction Agreement. The EPD Transaction closed on February 27, 2015, after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., a wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming a wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, and its principal executive offices are located in Potters Bar, United Kingdom.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. At the EPD Transaction Closing Date, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares as of May 1, 2015.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Transaction Closing Date. The preliminary allocation of the $6.31 billion purchase price to the assets acquired and liabilities assumed for the EPD Business is as follows:

(In millions)
Accounts receivable	$462.5
Inventories	196.3
Other current assets	70.1
Property, plant and equipment	140.8
Identified intangible assets	4,843.0
Goodwill	1,285.7
Other assets	15.5
Total assets acquired	7,013.9
Current liabilities	(269.0)
Deferred tax liabilities	(382.1)
Other non-current liabilities	(57.0)
Net assets acquired	$6,305.8

The identified intangible assets of $4.84 billion are comprised of $4.52 billion of product rights and licenses that have a weighted average useful life of 13 years and $320 million of contractual rights that have weighted average useful lives ranging from two to five years. The goodwill of $1.29 billion arising from the acquisition primarily relates to the expected synergies of the combined company and the value of the employee workforce. All of the goodwill was assigned to the Generics segment. The allocation of the goodwill to the individual reporting units within the Generics segment has not been completed. Goodwill of $766.9 million is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $62.1 million and $50.2 million were incurred during the three months ended March 31, 2015 and year ended December 31, 2014, respectively, which were recorded as a component of selling, general and administrative (“SG&A”) expense in the Condensed Consolidated Statements of Operations.

Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The preliminary fair value estimates for assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to post-employment benefits, the working capital adjustment and deferred income taxes.

The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The revenues of the EPD Business for the period from the acquisition date to March 31, 2015 were $147.4 million and the net loss, net of tax, was $54.3 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information as if the acquisition of the EPD Business had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable subsequent to the EPD Transaction Closing Date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of Mylan N.V.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended
	March 31, 2015
(Unaudited, in millions, except per share amounts)	2015	2014
Total revenues	$2,118.7	$2,166.7
Net earnings (loss) attributable to Mylan N.V. ordinary shareholders	$76.9	$(83.6)
Earnings (loss) per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.16	$(0.17)
Diluted	$0.15	$(0.16)
Weighted average ordinary shares outstanding:
Basic	491.3	482.3
Diluted	517.1	506.7

Other Transactions
On April 24, 2015, Mylan N.V. issued a Rule 2.5 announcement under the Irish Takeover Rules setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo Company plc (“Perrigo”) (the “Perrigo Proposal”). Under the terms of the offer, amended on April 29, 2015, Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share. The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement, including approval by Mylan N.V. ordinary shareholders. The offer is fully financed, cash confirmed and not conditional on due diligence. The making of the offer is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the United States and the rules and regulations thereunder (the “HSR Act”), (ii) a final decision to clear or approve the consummation of the acquisition of Perrigo contemplated by the offer under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

Subsequent to March 31, 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360 million. These transactions are expected to close during 2015. In addition, under the terms of one of the agreements, the Company may be required to make future sales and other contingent milestone payments.

On February 2, 2015, the Company signed a definitive agreement to acquire certain female health care businesses from Famy Care Limited, a specialty women’s health care company with global leadership in generic oral contraceptive products. The purchase price is $750 million in cash plus additional contingent payments of up to $50 million. The transaction is expected to close in the second half of 2015, subject to regulatory approvals and certain closing conditions.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma during the first quarter of 2015, which was accounted for as an available-for-sale security. The Company has accrued $15 million in upfront development costs, which will be paid to Theravance Biopharma in the second quarter of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

5.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other previous plans.
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	16,207,777	$33.21
Granted	293,010	55.47
Exercised	(3,775,134)	22.68
Forfeited	(52,916)	48.29
Outstanding at March 31, 2015	12,672,737	$36.80
Vested and expected to vest at March 31, 2015	12,314,675	$36.56
Exercisable at March 31, 2015	6,007,826	$21.71
As of March 31, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 7.2 years, 7.2 years and 5.3 years, respectively. Also, at March 31, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $285.8 million, $280.6 million and $226.1 million, respectively.
During the first quarter of 2015, the Company recorded additional share-based compensation expense of approximately $15.2 million related to the accelerated vesting of equity awards as a result of the EPD Transaction.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs (together, “restricted stock awards”), as of March 31, 2015 and the changes during the three months ended March 31, 2015 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2014	3,670,238	$34.98
Granted	935,251	55.61
Released	(1,448,843)	33.72
Forfeited	(34,603)	29.08
Nonvested at March 31, 2015	3,122,043	$41.78
As of March 31, 2015, the Company had $154.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.8 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2015 and 2014 was $203.2 million and $96.3 million, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	March 31, 2015	December 31, 2014
Inventories:
Raw materials	$598.7	$549.5
Work in process	324.6	298.4
Finished goods	985.0	803.5
	$1,908.3	$1,651.4

Property, plant and equipment:
Land and improvements	$116.9	$88.3
Buildings and improvements	880.0	826.4
Machinery and equipment	1,779.7	1,739.3
Construction in progress	285.6	301.8
	3,062.2	2,955.8
Less accumulated depreciation	1,189.9	1,170.1
	$1,872.3	$1,785.7

Other current liabilities:
Legal and professional accruals, including litigation accruals	$109.7	$81.8
Payroll and employee benefit plan accruals	221.9	282.6
Accrued sales allowances	514.1	581.3
Accrued interest	49.4	63.8
Fair value of financial instruments	105.7	52.2
Other	438.3	372.4
	$1,439.1	$1,434.1

Contingent consideration included in other current liabilities totaled $20 million at March 31, 2015 and December 31, 2014. Contingent consideration included in other long-term obligations is $459.2 million and $450.0 million at March 31, 2015 and December 31, 2014, respectively. Included in prepaid expenses and other current assets is $130.9 million and $134.1 million of restricted cash at March 31, 2015 and December 31, 2014, respectively. An additional $100 million of restricted cash is classified in other long-term assets at March 31, 2015 and December 31, 2014, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.
The Company’s equity method investments in clean energy investments, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $425.3 million and $437.5 million at March 31, 2015 and December 31, 2014, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $462.9 million and $472.7 million at March 31, 2015 and December 31, 2014, respectively. Of these liabilities, $401.4 million and $412.9 million are included in other long-term obligations in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively. The remaining $61.5 million and $59.8 million are included in other current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.
The Company holds a 50% ownership interest in Sagent Agila LLC (“Sagent Agila”), which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The equity method investment included in other assets in the Condensed Consolidated Balance Sheets totaled $105.8 million and $109.9 million at March 31, 2015 and December 31, 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.	Earnings per Ordinary Share Attributable to Mylan N.V.
Basic earnings per ordinary share is computed by dividing net earnings attributable to Mylan N.V. ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share is computed by dividing net earnings attributable to Mylan N.V. ordinary shareholders by the weighted average number of ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of convertible note hedge were adjusted so that the cash settlement value will be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there are approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants having an exercise price of $30.00. The remaining warrants have an exercise price of $20.00. The warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the warrants is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the three months ended March 31, 2015 and 2014, 20.8 million and 16.9 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015	2014
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$56.6	$115.9
Shares (denominator):
Weighted average ordinary shares outstanding	418.0	372.3
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.14	$0.31

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$56.6	$115.9
Shares (denominator):
Weighted average ordinary shares outstanding	418.0	372.3
Share-based awards and warrants	25.8	24.4
Total dilutive shares outstanding	443.8	396.7
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.13	$0.29
Additional stock awards and restricted stock awards were outstanding during the periods ended March 31, 2015 and 2014, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Such anti-dilutive awards represented 1.4 million and 2.5 million shares for the three months ended March 31, 2015 and 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2014:
Goodwill	$3,700.2	$734.1	$4,434.3
Accumulated impairment losses	—	(385.0)	(385.0)
	3,700.2	349.1	4,049.3
Acquisitions	1,285.7	—	1,285.7
Foreign currency translation	(219.2)	—	(219.2)
	$4,766.7	$349.1	$5,115.8
Balance at March 31, 2015:
Goodwill	$4,766.7	$734.1	$5,500.8
Accumulated impairment losses	—	(385.0)	(385.0)
	$4,766.7	$349.1	$5,115.8

Intangible assets consist of the following components at March 31, 2015 and December 31, 2014:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2015
Amortized intangible assets:
Patents and technologies	20	$116.6	$100.3	$16.3
Product rights and licenses	12	7,751.9	2,126.6	5,625.3
Other (1)	6	458.9	80.0	378.9
		8,327.4	2,306.9	6,020.5
In-process research and development		750.1	—	750.1
		$9,077.5	$2,306.9	$6,770.6
December 31, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$99.2	$17.4
Product rights and licenses	10	3,617.0	2,127.8	1,489.2
Other (1)	8	162.2	70.6	91.6
		3,895.8	2,297.6	1,598.2
In-process research and development		748.9	—	748.9
		$4,644.7	$2,297.6	$2,347.1
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2015 and 2014, was $130.5 million and $92.6 million, respectively. Amortization expense, inclusive of the intangible assets acquired as a result of the acquisition of the EPD Business in the first quarter of 2015, is expected to be approximately $612 million for the remainder of 2015 and $721 million, $615 million, $562 million and $503 million for the years ended December 31, 2016 through 2019, respectively.
During the three months ended March 31, 2014, approximately $6.9 million was reclassified from acquired in-process research and development to product rights and licenses.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

9.	Financial Instruments and Risk Management
The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk and interest rate risk.
Foreign Currency Risk Management
In order to manage foreign currency risk, the Company enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Condensed Consolidated Statements of Operations.
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (“AOCE”), depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations.
Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets.
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations.
The Company’s interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company’s fixed-rate senior notes to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense.
Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings.
The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares. As adjusted in connection with the consummation of the EPD Transaction, holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of Mylan N.V.’s ordinary shares, b) specified distributions to ordinary shareholders, c) a fundamental change, as defined in the indenture, or d) certain time periods specified in the indenture. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, Mylan Inc. entered into a convertible note hedge with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value will be based on Mylan N.V. ordinary shares. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, Mylan Inc. entered into warrant transactions with certain counterparties. In connection with the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

consummation of the EPD Transaction, the terms of the warrant transactions were adjusted so that the Company may settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.
At March 31, 2015, the convertible note hedge had a total fair value of $1.98 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.
The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables below reflect the gross amounts of derivatives recorded in the Company’s interim financial statements. Certain immaterial prior period amounts disclosed within the tables below have been revised in the current period presentation.
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$46.2	Prepaid expenses and other current assets	$30.4
Foreign currency forward contracts	Prepaid expenses and other current assets	26.8	Prepaid expenses and other current assets	12.9
Total		$73.0		$43.3

	Liability Derivatives
	March 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$101.1	Other current liabilities	$49.9
Total		$101.1		$49.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.7	Prepaid expenses and other current assets	$5.5
Purchased cash convertible note hedge	Prepaid expenses and other current assets	1,981.2	Prepaid expenses and other current assets	1,853.5
Total		$1,986.9		$1,859.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Liability Derivatives
	March 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$4.6	Other current liabilities	$2.3
Cash conversion feature of Cash Convertible Notes	Current portion of long-term debt and other long-term obligations	1,981.2	Current portion of long-term debt and long-term obligations	1,853.5
Total		$1,985.8		$1,855.8

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2015	2014
Interest rate swaps	Interest expense	$20.5	$24.1
Total		$20.5	$24.1

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2015	2014
2018 Senior Notes (6.000% coupon)	Interest expense	$—	$1.1
2023 Senior Notes (3.125% coupon)	Interest expense	(15.9)	(16.5)
Total		$(15.9)	$(15.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended
	March 31,
(In millions)	2015	2014
Foreign currency forward contracts	$(0.8)	$11.6
Interest rate swaps	(32.4)	(42.5)
Total	$(33.2)	$(30.9)

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended
		March 31,
(In millions)		2015	2014
Foreign currency forward contracts	Net sales	$(11.7)	$(15.3)
Interest rate swaps	Interest expense	(0.2)	(0.2)
Total		$(11.9)	$(15.5)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended
		March 31,
(In millions)		2015	2014
Foreign currency forward contracts	Other expense (income), net	$8.6	$22.8
Total		$8.6	$22.8

At March 31, 2015, the Company expects that approximately $16.8 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2015	2014
Foreign currency forward contracts	Other expense (income), net	$0.1	$4.6
Cash conversion feature of Cash Convertible Notes	Other expense (income), net	(127.7)	(231.8)
Purchased cash convertible note hedge	Other expense (income), net	127.7	231.8
Total		$0.1	$4.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Value Measurement
Fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$83.9	$—	$—	$83.9
Total cash equivalents	83.9	—	—	83.9
Trading securities:
Equity securities — exchange traded funds	21.0	—	—	21.0
Total trading securities	21.0	—	—	21.0
Available-for-sale fixed income investments:
U.S. Treasuries	—	8.2	—	8.2
Corporate bonds	—	15.4	—	15.4
Agency mortgage-backed securities	—	1.2	—	1.2
Asset backed securities	—	2.3	—	2.3
Other	—	1.2	—	1.2
Total available-for-sale fixed income investments	—	28.3	—	28.3
Available-for-sale equity securities:
Marketable securities	27.4	—	—	27.4
Total available-for-sale equity securities	27.4	—	—	27.4
Foreign exchange derivative assets	—	32.5	—	32.5
Interest rate swap derivative assets	—	46.2	—	46.2
Purchased cash convertible note hedge	—	1,981.2	—	1,981.2
Total assets at recurring fair value measurement	$132.3	$2,088.2	$—	$2,220.5
Financial Liabilities
Foreign exchange derivative liabilities	$—	$4.6	$—	$4.6
Interest rate swap derivative liabilities	—	101.1	—	101.1
Cash conversion feature of Cash Convertible Notes	—	1,981.2	—	1,981.2
Contingent consideration	—	—	479.2	479.2
Total liabilities at recurring fair value measurement	$—	$2,086.9	$479.2	$2,566.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$122.2	$—	$—	$122.2
Total cash equivalents	122.2	—	—	122.2
Trading securities:
Equity securities — exchange traded funds	20.2	—	—	20.2
Total trading securities	20.2	—	—	20.2
Available-for-sale fixed income investments:
U.S. Treasuries	—	0.6	—	0.6
Corporate bonds	—	12.0	—	12.0
Agency mortgage-backed securities	—	13.3	—	13.3
Other	—	2.2	—	2.2
Total available-for-sale fixed income investments	—	28.1	—	28.1
Available-for-sale equity securities:
Marketable securities	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	18.4	—	18.4
Interest rate swap derivative assets	—	30.4	—	30.4
Purchased cash convertible note hedge	—	1,853.5	—	1,853.5
Total assets at recurring fair value measurement	$142.5	$1,930.4	$—	$2,072.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$2.3	$—	$2.3
Interest rate swap derivative liabilities	—	49.9	—	49.9
Cash conversion feature of Cash Convertible Notes	—	1,853.5	—	1,853.5
Contingent consideration	—	—	470.0	470.0
Total liabilities at recurring fair value measurement	$—	$1,905.7	$470.0	$2,375.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2015 and December 31, 2014, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.9% to 9.8% were utilized in the valuations. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three months ended March 31, 2015 and 2014, accretion of $9.2 million and $8.4 million, respectively was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
Bridge Credit Facility
On April 24, 2015, the Company entered into a bridge credit agreement, which bridge credit agreement was amended on April 29, 2015 (the “Bridge Credit Agreement”) among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans up to an aggregate amount of approximately $12.5 billion, consisting of a Tranche A Loan (the “Tranche A Loan”) in an aggregate amount up to $11.0 billion, and a Tranche C Loan (the “Tranche C Loan”, and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loan and Tranche C Loan will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.
The commitments in respect of the Loans will be available until the earliest to occur of April 22, 2016 and certain events relating to the completion or termination of the Perrigo Proposal that are customary for “certain funds” financings in connection with acquisitions of Irish public companies and are specified in the Bridge Credit Agreement. The commitments will be reduced by the net cash proceeds received by the Company in connection with debt and equity issuances and non-ordinary course of business asset dispositions, other than certain debt and equity issuances, non-ordinary course asset dispositions and permitted reinvestments specified in the Bridge Credit Agreement.
The obligations of the lenders under the Bridge Credit Agreement to make the Loans are subject to the satisfaction of the following conditions precedent: (i) Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) no less than 80% of the shares in the capital of Perrigo, (ii) the conditions applicable to the consummation of the Perrigo Proposal contained in the Company’s announcement under Rule 2.5 of the Irish Takeover Rules and other offer-related documents have been satisfied or amended or waived in accordance with their terms and the terms of the Bridge Credit Agreement or as otherwise agreed by the arrangers of the Bridge Facility and Mylan has declared the offer wholly unconditional, (iii) the representations specified as “certain funds representations” in the Bridge Credit Agreement are true and correct in all material respects, (iv) no event of default specified as a “certain funds event of default” in the Bridge Credit Agreement has occurred or is continuing, both before and after giving effect to the funding of the Loans, (v) the Administrative Agent and the arrangers of the Bridge Facility have been paid all fees and other amounts due to them, (vi) the making of the Loans or the consummation of the offer is not subject to any injunction or similar government order, judgment or decree or is

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

not otherwise unlawful and (vii) the Administrative Agent has received customary certifications by Mylan of certain of the foregoing and other documentary evidence that the offer may be consummated. In the event that the acquisition is consummated by a scheme of arrangement rather than an offer, the Bridge Credit Agreement contains analogous conditions precedent that would be applicable in that circumstance, including that Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) 100% of the shares in the capital of Perrigo.
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of April 24, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant will first be tested at the quarter ending June 30, 2015.
The Bridge Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control”, bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan or any subsidiary that becomes a guarantor as described above. If an event of default occurs under Bridge Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The Administrative Agent and the lenders have, from time to time, performed, are currently performing and may in the future perform, various financial advisory and commercial and investment banking services for Mylan, for which they received or will receive customary fees and expenses. The Tranche A Loans mature on the day that is 364 days after the Loans are funded, and the Tranche C Loans mature on the day that is six months after the Loans are funded. The entire principal amount on the Loans will be due and payable on their respective maturity dates. The Loans may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings.
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. In January 2015, the Receivables Facility was amended and restated, and its maturity was extended through January 2018. As of March 31, 2015 and December 31, 2014, the Company’s short-term borrowings under the Receivables Facility were $150 million and $325 million, respectively in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of long-term debt is as follows:

(In millions)	Coupon	March 31, 2015	December 31, 2014
2014 Term Loan		$800.0	$800.0
Cash Convertible Notes	3.750%	2,540.5	2,405.6
2016 Senior Notes (a)	1.800%	500.1	500.2
2016 Senior Notes (b)	1.350%	499.8	499.8
2018 Senior Notes (c)	2.600%	649.1	649.0
2019 Senior Notes (a)	2.550%	499.1	499.0
2020 Senior Notes (d)	7.875%	1,010.1	1,010.5
2023 Senior Notes (a)	3.125%	795.0	779.1
2023 Senior Notes (e)	4.200%	498.3	498.2
2043 Senior Notes (e)	5.400%	497.0	497.0
Other		3.7	0.1
		8,292.7	8,138.5
Less current portion		2,542.3	2,405.7
Total long-term debt		$5,750.4	$5,732.8
____________

(a)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest.

(c)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.30% plus, in each case, accrued and unpaid interest.

(d)
Instrument is callable by the Company at any time prior to July 15, 2015 at 100% of the principal amount plus the greater of 1% of the principal amount and the excess over the principal of the present value of 103.938% of the principal amount plus all scheduled interest payments from the call date through July 15, 2015 discounted at the U.S. Treasury Rate plus 0.50% plus accrued and unpaid interest. Instrument is callable by the Company at any time on or after July 15, 2015 at the redemption prices set forth in the Indenture dated May 19, 2010, plus accrued and unpaid interest.

(e)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

Revolving Credit Agreement
In December 2014, the Company entered into a Revolving Credit Agreement with a syndicate of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At March 31, 2015 and December 31, 2014, the Company had no amounts outstanding under the Revolving Facility.
On May 1, 2015, the Company entered into Amendment No. 1 (the “Revolving Amendment”) to the Revolving Credit Agreement dated as of December 19, 2014. The Revolving Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Revolving Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Revolving Amendment also effects certain technical amendments.
Term Credit Agreement
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment”) to the Term Credit Agreement dated as of December 19, 2014. The Term Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the Term Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Term Amendment also effects certain technical amendments.
Senior Notes
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan Inc.'s 3.750% Cash Convertible Notes due 2015, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc. The Company incurred approximately $21.6 million of fees, which were capitalized as deferred financing costs in the Condensed Consolidated Balance Sheet.

Cash Convertible Notes
In 2008, Mylan Inc. issued $575 million aggregate principal amount of Cash Convertible Notes due 2015. The Cash Convertible Notes bear stated interest at a rate of 3.75% per year and an effective interest rate of 9.5%. The effective interest rate is based on the rate for a similar instrument that does not have a conversion feature. In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares. The Cash Convertible Notes are not convertible into ordinary shares or any other securities under any circumstance.

On September 15, 2008, concurrent with the sale of the Cash Convertible Notes, Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement will be based on Mylan N.V.’s ordinary shares. In connection with the consummation of the EPD Transaction, the terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, Mylan Inc. sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan Inc. common stock, of which approximately 41.0 million have an exercise price of $30.00 and the remaining warrants have an exercise price of $20.00, subject to certain anti-dilution adjustments, which under most circumstances represents the maximum number of shares to which the Cash Convertible Notes relate (based on the conversion reference rate at the time of issuance). The warrants will be net share settled, meaning that the Company will issue a number of ordinary shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under ASC 815-40, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.

Below is the summary of the components of the Cash Convertible Notes:

(In millions)	March 31, 2015	December 31, 2014
Outstanding principal	$573.1	$573.1
Equity component carrying amount	1,981.2	1,853.5
Unamortized discount	(13.8)	(21.0)
Net debt carrying amount (a)	$2,540.5	$2,405.6
Purchased call options (b)	$1,981.2	$1,853.5
___________

(a)	As of March 31, 2015 and December 31, 2014, the cash convertible notes were classified as current portion of long-term on the Condensed Consolidated Balance Sheets.

(b)	As of March 31, 2015 and December 31, 2014, purchased call options were classified as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As adjusted in connection with the consummation of the EPD Transaction, holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of Mylan N.V.’s ordinary shares exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of Mylan N.V.’s ordinary shares on such day and the applicable conversion reference rate; (iii) if Mylan N.V. makes specified distributions to holders of Mylan N.V.’s ordinary shares including sales of rights or ordinary shares on a preferential basis, certain distribution of assets or other securities or rights to all holders of Mylan N.V.’s ordinary shares or certain transactions resulting in substantially all of Mylan N.V.’s ordinary shares being converted into cash, securities or other property; or (iv) upon a certain business combinations or if Mylan N.V.’s ordinary shares cease to be traded on a major U.S. stock exchange.

As of March 31, 2015, because the closing price of the Company’s ordinary shares for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2015 period was more than 130% of the applicable conversion reference price of $13.32, the $573 million of Cash Convertible Notes were convertible. As of March 31, 2015, the Company received conversion requests for $131.4 million of the Cash Convertible Notes, which will be paid in the second quarter of 2015. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on the Receivables Facility and the Revolving Facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per ordinary share for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Fair Value
At March 31, 2015 and December 31, 2014, the fair value of the Senior Notes was approximately $5.08 billion and $5.03 billion, respectively. At March 31, 2015 and December 31, 2014, the fair value of the Cash Convertible Notes was approximately $2.55 billion and $2.42 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s Term Credit Agreement which provided an $800 million term loan (the “2014 Term Loan”) and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at March 31, 2015 and December 31, 2014.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding long-term debt at March 31, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$573
2016	1,000
2017	800
2018	650
2019	500
Thereafter	2,750
Total	$6,273

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	March 31, 2015	December 31, 2014
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.4	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(19.5)	(19.5)
Net unrecognized losses on derivatives, net of tax	(49.8)	(28.4)
Foreign currency translation adjustment	(1,542.0)	(939.4)
	$(1,610.9)	$(987.0)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(46.4)	0.1	(0.3)	(602.6)	(649.2)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(11.7)		(11.7)				(11.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive loss, before tax			(11.9)	—	(0.4)	—	(12.3)
Net other comprehensive (loss) earnings, before tax			(34.5)	0.1	0.1	(602.6)	(636.9)
Income tax (benefit) provision			(13.1)	—	0.1	—	(13.0)
Balance at March 31, 2015, net of tax			$(49.8)	$0.4	$(19.5)	$(1,542.0)	$(1,610.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive (loss) earnings before reclassifications, before tax			(42.9)	—	(1.7)	97.2	52.6
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(15.3)		(15.3)				(15.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of actuarial loss included in SG&A expenses					(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive loss, before tax			(15.5)	—	(0.2)	—	(15.7)
Net other comprehensive (loss) earnings, before tax			(27.4)	—	(1.5)	97.2	68.3
Income tax provision			11.9	—	0.5	—	12.4
Balance at March 31, 2014, net of tax			$69.3	$0.3	$(9.7)	$(219.3)	$(159.4)

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the three months ended March 31, 2015 and 2014 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	56.6	—	56.6
Other comprehensive loss, net of tax	(623.9)	—	(623.9)
Stock option activity	68.3	—	68.3
Share-based compensation expense	34.4	—	34.4
Issuance of restricted stock, net of shares withheld	(23.8)	—	(23.8)
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Other	—	(0.2)	(0.2)
March 31, 2015	$9,073.3	$19.9	$9,093.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	115.9	0.7	116.6
Other comprehensive earnings, net of tax	80.7	—	80.7
Stock option activity	21.9	—	21.9
Share-based compensation expense	15.4	—	15.4
Issuance of restricted stock, net of shares withheld	(20.1)	—	(20.1)
Tax benefit of stock option plans	18.7	—	18.7
Other	—	(1.4)	(1.4)
March 31, 2014	$3,174.3	$17.4	$3,191.7

On February 27, 2015, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. As a result of the EPD Transaction, Mylan Inc. became a wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock, par value $0.50 per share, was exchanged on a one to one basis for Mylan N.V. ordinary shares, nominal value €0.01 per ordinary share. Immediately prior to the EPD Transaction, each share of Mylan Inc. common stock held in treasury was eliminated and the total recorded amount was reclassified as additional paid-in-capital.
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share.

13.	Segment Information
The Company has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty segment engages mainly in the development and sale of branded specialty nebulized and injectable products.
The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development (“R&D”) expenses and direct SG&A expenses. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended March 31, 2015
Total revenues
Third party	$1,655.1	$216.6	$—	$1,871.7
Intersegment	1.5	2.0	(3.5)	—
Total	$1,656.6	$218.6	$(3.5)	$1,871.7

Segment profitability	$450.8	$102.2	$(393.7)	$159.3

Three Months Ended March 31, 2014
Total revenues
Third party	$1,514.5	$201.1	$—	$1,715.6
Intersegment	1.3	1.7	(3.0)	—
Total	$1,515.8	$202.8	$(3.0)	$1,715.6

Segment profitability	$388.2	$99.5	$(248.7)	$239.0
____________

(1)
Includes certain corporate general and administrative and R&D expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Subsidiary Guarantors
The following tables present unaudited condensed consolidating financial information for (a) the Company (for purposes of this discussion and table, "Parent Guarantor"); (b) Mylan Inc., the issuer of the Cash Convertible Notes and the Senior Notes (“Issuer”); and (c) all other subsidiaries of the Parent Guarantor on a combined basis, none of which guarantee the Cash Convertible Notes or the Senior Notes ("Non-Guarantor Subsidiaries"). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The unaudited condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

The Company was incorporated on July 7, 2014 as a wholly owned subsidiary of Mylan Inc. for the purpose of consummating the EPD Transaction. Upon consummation of the EPD Transaction, on February 27, 2015, Mylan Inc. became a wholly owned subsidiary of the Company, and the Company fully and unconditionally guaranteed the Cash Convertible Notes and the Senior Notes. For periods prior to February 27, 2015, the parent entity was Mylan Inc. Therefore, no Parent Guarantor column is presented for the periods prior to February 27, 2015.

The following financial information presents the related unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2015 and 2014, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three months ended March 31, 2015 and 2014, the unaudited Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014 and the unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$1,854.6	$—	$1,854.6
Other revenues	—	—	—	17.1	—	17.1
Total revenues	—	—	—	1,871.7	—	1,871.7
Cost of sales	—	—	—	1,041.6	—	1,041.6
Gross profit	—	—	—	830.1	—	830.1
Operating expenses:
Research and development	—	—	—	169.9	—	169.9
Selling, general and administrative	—	201.0	—	282.2	—	483.2
Litigation settlements, net	—	—	—	17.7	—	17.7
Total operating expenses	—	201.0	—	469.8	—	670.8
Earnings from operations	—	(201.0)	—	360.3	—	159.3
Interest expense	—	63.7	—	15.8	—	79.5
Other expense (income), net	—	—	—	18.5	—	18.5
(Losses) earnings before income taxes and noncontrolling interest	—	(264.7)	—	326.0	—	61.3
Income tax provision	—	2.3	—	2.4	—	4.7
Earnings (losses) of equity interest subsidiaries	56.6	319.4	—	—	(376.0)	—
Net earnings	56.6	52.4	—	323.6	(376.0)	56.6
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$56.6	$52.4	$—	$323.6	$(376.0)	$56.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$1,703.0	$—	$1,703.0
Other revenues	—	—	12.6	—	12.6
Total revenues	—	—	1,715.6	—	1,715.6
Cost of sales	—	—	977.8	—	977.8
Gross profit	—	—	737.8	—	737.8
Operating expenses:
Research and development	—	—	118.0	—	118.0
Selling, general and administrative	123.0	—	254.7	—	377.7
Litigation settlements, net	—	—	3.1	—	3.1
Total operating expenses	123.0	—	375.8	—	498.8
(Losses) earnings from operations	(123.0)	—	362.0	—	239.0
Interest expense	68.1	—	14.6	—	82.7
Other expense (income), net	—	—	4.6	—	4.6
(Losses) earnings before income taxes and noncontrolling interest	(191.1)	—	342.8	—	151.7
Income tax provision	13.1	—	22.0	—	35.1
Earnings (losses) of equity interest subsidiaries	320.8	—	—	(320.8)	—
Net earnings	116.6	—	320.8	(320.8)	116.6
Net earnings attributable to noncontrolling interest	—	—	(0.7)	—	(0.7)
Net earnings attributable to Mylan N.V. ordinary shareholders	$116.6	$—	$320.1	$(320.8)	$115.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$56.6	52.4	—	323.6	(376.0)	56.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(602.6)	—	—	(602.6)	602.6	(602.6)
Change in unrecognized gain and prior service cost related to defined benefit plans	0.1	—	—	0.1	(0.1)	0.1
Net unrecognized (loss) gain on derivatives	(34.5)	(50.9)	—	16.4	34.5	(34.5)
Net unrealized gain on marketable securities	0.1	—	—	0.1	(0.1)	0.1
Other comprehensive (loss) earnings, before tax	(636.9)	(50.9)	—	(586.0)	636.9	(636.9)
Income tax (benefit) provision	(13.0)	(18.6)	—	5.6	13.0	(13.0)
Other comprehensive (loss) earnings, net of tax	(623.9)	(32.3)	—	(591.6)	623.9	(623.9)
Comprehensive earnings (loss)	(567.3)	20.1	—	(268.0)	247.9	(567.3)
Comprehensive earnings attributable to the noncontrolling interest	—	—	—	—	—	—
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(567.3)	$20.1	$—	$(268.0)	$247.9	$(567.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	116.6	—	320.8	(320.8)	116.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	97.2	—	97.2	(97.2)	97.2
Change in unrecognized loss and prior service cost related to defined benefit plans	(1.5)	—	(1.5)	1.5	(1.5)
Net unrecognized (loss) gain on derivatives	(27.4)	—	39.8	(39.8)	(27.4)
Other comprehensive (loss) earnings, before tax	68.3	—	135.5	(135.5)	68.3
Income tax (benefit) provision	(12.4)	—	12.4	(12.4)	(12.4)
Other comprehensive (loss) earnings, net of tax	80.7	—	123.1	(123.1)	80.7
Comprehensive (loss) earnings	197.3	—	443.9	(443.9)	197.3
Comprehensive earnings attributable to the noncontrolling interest	(0.7)	—	(0.7)	0.7	(0.7)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$196.6	$—	$443.2	$(443.2)	$196.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$60.5	$—	$216.7	$—	$277.2
Accounts receivable, net	—	13.2	—	2,251.4	—	2,264.6
Inventories	—	—	—	1,908.3	—	1,908.3
Intercompany receivables	29.0	—	—	8,547.3	(8,576.3)	—
Deferred income tax benefit	—	332.1	—	37.8	—	369.9
Prepaid expenses and other current assets	—	2,201.8	—	404.6	—	2,606.4
Total current assets	29.0	2,607.6	—	13,366.1	(8,576.3)	7,426.4
Property, plant and equipment, net	—	281.7	—	1,590.6	—	1,872.3
Investments in subsidiaries	9,064.2	10,348.8	—	—	(19,413.0)	—
Intercompany notes and interest receivable	—	5,950.0	—	18.3	(5,968.3)	—
Intangible assets, net	—	—	—	6,770.6	—	6,770.6
Goodwill	—	17.1	—	5,098.7	—	5,115.8
Deferred income tax benefit	—	45.9	—	41.9	—	87.8
Other assets	—	136.3	—	714.6	—	850.9
Total assets	$9,093.2	$19,387.4	$—	$27,600.8	$(33,957.6)	$22,123.8

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$19.1	$—	$977.9	$—	$997.0
Short-term borrowings	—	—	—	169.2	—	169.2
Income taxes payable	—	—	—	63.9	—	63.9
Intercompany payables	—	8,575.3	—	1.0	(8,576.3)	—
Current portion of long-term debt and other long-term obligations	—	2,540.9	—	70.5	—	2,611.4
Deferred income tax liability	—	—	—	7.4	—	7.4
Other current liabilities	—	326.1	—	1,113.0	—	1,439.1
Total current liabilities	—	11,461.4	—	2,402.9	(8,576.3)	5,288.0
Long-term debt	—	5,748.5	—	1.9	—	5,750.4
Intercompany notes payable	—	18.3	—	5,950.0	(5,968.3)	—
Deferred income tax liability	—	—	—	613.8	—	613.8
Other long-term obligations	—	244.1	—	1,134.3	—	1,378.4
Total liabilities	—	17,472.3	—	10,102.9	(14,544.6)	13,030.6

Total equity	9,093.2	1,915.1	—	17,497.9	(19,413.0)	9,093.2

Total liabilities and equity	$9,093.2	$19,387.4	$—	$27,600.8	$(33,957.6)	$22,123.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$112.9	$—	$112.6	$—	$225.5
Accounts receivable, net	16.6	—	2,251.9	—	2,268.5
Inventories	—	—	1,651.4	—	1,651.4
Intercompany receivables	—	—	7,973.6	(7,973.6)	—
Deferred income tax benefit	4.7	—	341.0	—	345.7
Prepaid expenses and other current assets	1,955.6	—	340.2	—	2,295.8
Total current assets	2,089.8	—	12,670.7	(7,973.6)	6,786.9
Property, plant and equipment, net	283.6	—	1,502.1	—	1,785.7
Investments in subsidiaries	11,675.2	—	—	(11,675.2)	—
Intercompany notes and interest receivable	5,897.7	—	18.2	(5,915.9)	—
Intangible assets, net	—	—	2,347.1	—	2,347.1
Goodwill	17.2	—	4,032.1	—	4,049.3
Deferred income tax benefit	46.1	—	37.3	—	83.4
Other assets	117.0	—	717.2	—	834.2
Total assets	$20,126.6	$—	$21,324.7	$(25,564.7)	$15,886.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$31.4	$—	$874.2	$—	$905.6
Short-term borrowings	—	—	330.7	—	330.7
Income taxes payable	92.3	—	68.4	—	160.7
Intercompany payables	7,973.6	—	—	(7,973.6)	—
Current portion of long-term debt and other long-term obligations	2,406.1	—	68.3	—	2,474.4
Deferred income tax liability	—	—	0.2	—	0.2
Other current liabilities	352.9	—	1,081.2	—	1,434.1
Total current liabilities	10,856.3	—	2,423.0	(7,973.6)	5,305.7
Long-term debt	5,732.8	—	—	—	5,732.8
Intercompany notes payable	18.2	—	5,897.7	(5,915.9)	—
Deferred income tax liability	—	—	235.4	—	235.4
Other long-term obligations	243.3	—	1,093.4	—	1,336.7
Total liabilities	16,850.6	—	9,649.5	(13,889.5)	12,610.6

Total equity	3,276.0	—	11,675.2	(11,675.2)	3,276.0

Total liabilities and equity	$20,126.6	$—	$21,324.7	$(25,564.7)	$15,886.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1.0	$(555.8)	$—	$821.8	$—	$267.0
Cash flows from investing activities:
Capital expenditures	—	(9.5)	—	(38.6)	—	(48.1)
Purchase of marketable securities	—	—	—	(40.1)	—	(40.1)
Proceeds from sale of marketable securities	—	—	—	12.2	—	12.2
Investments in affiliates		(115.7)	—	—	115.7	—
Loans to affiliates	(16.4)	(1,473.3)	—	—	1,489.7	—
Repayments of loans from affiliates	—	—	—	(2,047.0)	2,047.0	—
Payments for product rights and other, net	—	—	—	(11.5)	—	(11.5)
Net cash (used in) provided by investing activities	(16.4)	(1,598.5)	—	(2,125.0)	3,652.4	(87.5)
Cash flows from financing activities:
Payment of financing fees	—	(22.4)	—	—	—	(22.4)
Change in short-term borrowings, net	—	—	—	(161.6)	—	(161.6)
Proceeds from issuance of long-term debt	—	100.0	—	—	—	100.0
Payment of long-term debt	—	(100.0)	—	—	—	(100.0)
Proceeds from exercise of stock options	—	67.4	—	—	—	67.4
Taxes paid related to net share settlement of equity awards	—	(29.4)	—	(2.3)	—	(31.7)
Capital contribution from affiliates	—	—	—	115.7	(115.7)	—
Payments on borrowings from affiliates	—	2,047.0	—	—	(2,047.0)	—
Proceeds from borrowings from affiliates	—	15.4	—	1,474.3	(1,489.7)	—
Other items, net	15.4	23.9	—	—	—	39.3
Net cash provided by (used in) financing activities	15.4	2,101.9	—	1,426.1	(3,652.4)	(109.0)
Effect on cash of changes in exchange rates	—	—	—	(18.8)	—	(18.8)
Net (decrease) increase in cash and cash equivalents	—	(52.4)	—	104.1	—	51.7
Cash and cash equivalents — beginning of period	—	112.9	—	112.6	—	225.5
Cash and cash equivalents — end of period	$—	$60.5	$—	$216.7	$—	$277.2
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$—	$6,305.8	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(325.5)	$—	$593.6	$—	$268.1
Cash flows from investing activities:
Capital expenditures	(25.1)	—	(47.2)	—	(72.3)
Purchase of marketable securities	—	—	(4.8)	—	(4.8)
Proceeds from sale of marketable securities	—	—	4.9	—	4.9
Investments in affiliates	(14.1)	—	—	14.1	—
Loans to affiliates	(875.8)	—	—	875.8	—
Repayments of loans from affiliates	—	—	(1,345.1)	1,345.1	—
Payments for product rights and other, net	(0.1)	—	(128.9)	—	(129.0)
Net cash (used in) provided by investing activities	(915.1)	—	(1,521.1)	2,235.0	(201.2)
Cash flows from financing activities:
Payment of financing fees	(2.2)	—	(0.1)	—	(2.3)
Change in short-term borrowings, net	—	—	(71.1)	—	(71.1)
Proceeds from issuance of long-term debt	200.0	—	—	—	200.0
Payment of long-term debt	(260.0)	—	—	—	(260.0)
Proceeds from exercise of stock options	21.8	—	0.1	—	21.9
Taxes paid related to net share settlement of equity awards	(17.1)	—	(4.7)	—	(21.8)
Capital contribution from affiliates	—	—	14.1	(14.1)	—
Proceeds from borrowings from affiliates	—	—	875.8	(875.8)	—
Payments on borrowings from affiliates	1,345.1	—	—	(1,345.1)	—
Other items, net	18.7	—	—	—	18.7
Net cash provided by (used in) financing activities	1,306.3	—	814.1	(2,235.0)	(114.6)
Effect on cash of changes in exchange rates	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash and cash equivalents	65.7	—	(114.0)	—	(48.3)
Cash and cash equivalents — beginning of period	14.4	—	276.9	—	291.3
Cash and cash equivalents — end of period	$80.1	$—	$162.9	$—	$243.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

15.	Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters for which Merck KGaA or Strides Arcolab Limited has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in SG&A expenses in the Company’s Condensed Consolidated Statements of Operations.

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 775 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. On July 29, 2014, the court granted both plaintiffs’ motion to amend the complaint and their motion to dismiss 775 self-funded customers.

In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million in February 2008. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Pricing and Medicaid Litigation
Dey L.P. (now known as Mylan Specialty L.P. and herein as “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty reached a settlement of these class actions, which was approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Mylan Specialty in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At March 31, 2015, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. Additional motions remain pending and a trial date has not been scheduled. On March 24, 2015, Mylan reached a settlement in principal with the putative indirect purchaser class. The settlement will be submitted to the District Court for review and approval. At March 31, 2015, the Company has accrued approximately $16.0 million related to this settlement.

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the Modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. That lawsuit is set for a non-jury trial beginning June 1, 2015 as to Cephalon only. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to Mylan’s settlement with Cephalon.
Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn® products and generic Solodyn® products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Limited (now known as Mylan Laboratories Limited). Mylan has cooperated with the FTC and has responded to the requests for information.

Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with other drug manufacturers, were named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

District of Arizona, and the District of Massachusetts. Those lawsuits were consolidated in the U.S. District Court for the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn®. Plaintiffs’ consolidated amended complaint was filed on September 12, 2014. Mylan and Mylan Laboratories Limited are no longer named defendants in the consolidated amended complaint.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014 and a decision remains pending.

European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the European Economic Area Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan, Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan, as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. On September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the European Union and the briefing is ongoing.

Citalopram

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and no hearing date has been scheduled. The Company has accrued approximately $9.8 million and $10.3 million as of March 31, 2015 and December 31, 2014, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

U.K. Competition and Markets Authority
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. A decision remains pending.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $13.9 million at March 31, 2015 and $13.4 million at December 31, 2014. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Intellectual Property
In certain situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include a reasonable royalty on sales or damages measured by the profits lost by the patent owner. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business, including but not limited to certain proceedings assumed as a result of the acquisition of the former Merck Generics business, Agila and the EPD Business. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, references to the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition of Perrigo Company plc (“Perrigo”) by Mylan (the “Perrigo Proposal”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the benefits and synergies of the Perrigo Proposal or EPD Transaction, future opportunities for Mylan, Perrigo, or the combined company and products, and any other statements regarding Mylan’s, Perrigo’s, or the combined company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Perrigo Proposal, including as to the timing of the offer and compulsory acquisition, whether Perrigo will cooperate with Mylan and whether Mylan will be able to consummate the offer and compulsory acquisition, whether Mylan shareholders will provide the requisite approvals for the Perrigo Proposal, the possibility that competing offers will be made, the possibility that the conditions to the consummation of the offer will not be satisfied, and the possibility that Mylan will be unable to obtain regulatory approvals for the offer and compulsory acquisition or be required, as a condition to obtaining regulatory approvals, to accept conditions that could reduce the anticipated benefits of the offer and compulsory acquisition; the ability to meet expectations regarding the accounting and tax treatments of a transaction relating to the Perrigo Proposal and the EPD Transaction; changes in relevant tax and other laws, including but not limited to changes in healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of Perrigo and the EPD Business being more difficult, time-consuming, or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the Perrigo Proposal and the EPD Transaction; the retention of certain key employees of Perrigo and the EPD Business being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the Perrigo Proposal and the EPD Transaction within the expected time-frames or at all and to successfully integrate Perrigo and the EPD Business; expected or targeted future financial and operating performance and results; challenges to our business and strategic plans posed by the recent unsolicited business proposal made by Teva Pharmaceutical Industries Ltd. (“Teva”) to acquire all of our outstanding shares; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and our ability to execute on new product opportunities; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan, Perrigo, or the combined company; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our other filings with the SEC. These risks, as well as other risks associated with the Company,

Perrigo, and the combined company are also more fully discussed in the Registration Statement on Form S-4 and the proxy statement that Mylan filed with the SEC on May 5, 2015 in connection with the Perrigo Proposal. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and the Company strongly encourages you to do so. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

Responsibility Statement

The directors of Mylan accept responsibility for the information contained in this document. To the best of the knowledge and belief of the directors (who have taken all reasonable care to ensure that such is the case) the information contained in this document is in accordance with the facts and does not omit anything likely to affect the import of such information.

Dealing Disclosure Requirements

Under the provisions of Rule 8.3 of the Irish Takeover Panel Act, 1997, Takeover Rules 2013 (the “Irish Takeover Rules”), if any person is, or becomes, ‘interested’ (directly or indirectly) in, 1% or more of any class of ‘relevant securities’ of Perrigo or Mylan, all ‘dealings’ in any ‘relevant securities’ of Perrigo or Mylan (including by means of an option in respect of, or a derivative referenced to, any such ‘relevant securities’) must be publicly disclosed by not later than 3:30 pm (New York time) on the ‘business’ day following the date of the relevant transaction. This requirement will continue until the date on which the ‘offer period’ ends. If two or more persons co-operate on the basis of any agreement, either express or tacit, either oral or written, to acquire an ‘interest’ in ‘relevant securities’ of Perrigo or Mylan, they will be deemed to be a single person for the purpose of Rule 8.3 of the Irish Takeover Rules.

Under the provisions of Rule 8.1 of the Irish Takeover Rules, all ‘dealings’ in ‘relevant securities’ of Perrigo by Mylan or ‘relevant securities’ of Mylan by Perrigo, or by any party acting in concert with either of them, must also be disclosed by no later than 12 noon (New York time) on the ‘business’ day following the date of the relevant transaction.

A disclosure table, giving details of the companies in whose ‘relevant securities’ ‘dealings’ should be disclosed, can be found on the Irish Takeover Panel’s website at www.irishtakeoverpanel.ie.

Interests in securities arise, in summary, when a person has long economic exposure, whether conditional or absolute, to changes in the price of securities. In particular, a person will be treated as having an ‘interest’ by virtue of the ownership or control of securities, or by virtue of any option in respect of, or derivative referenced to, securities.

Terms in quotation marks are defined in the Irish Takeover Rules, which can also be found on the Irish Takeover Panel’s website. If you are in any doubt as to whether or not you are required to disclose a dealing under Rule 8, please consult the Irish Takeover Panel’s website at www.irishtakeoverpanel.ie or contact the Irish Takeover Panel on telephone number +353 1 678 9020 or fax number +353 1 678 9289.

Profit Forecast

To the extent that the Mylan quarterly results contained, referred to or summarized in this document constitute a profit forecast for the purposes of Rule 28 of the Irish Takeover Panel Act, Takeover Rules, 2013, such results will (unless the Irish Takeover Panel consents otherwise) be reported on in accordance with that rule at the appropriate time. Except as described in the previous sentence, no statement in this document is intended to constitute a profit forecast for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for Mylan or Perrigo as appropriate. No statement in this document constitutes an asset valuation.

Additional Information

In connection with the Perrigo Proposal, Mylan filed a Registration Statement on Form S-4 (that includes an offer to exchange/prospectus) on May 5, 2015 (which Registration Statement has not yet been declared effective) and a preliminary proxy statement on Schedule 14A on May 5, 2015 with the SEC. In connection with the Perrigo Proposal, Mylan currently intends to file with the SEC a Tender Offer Statement on Schedule TO. INVESTORS AND SECURITYHOLDERS OF MYLAN AND PERRIGO ARE URGED TO READ THE OFFER TO EXCHANGE/PROSPECTUS, THE PROXY

STATEMENT AND THE TENDER OFFER STATEMENT CAREFULLY AND IN THEIR ENTIRETY BEFORE MAKING AN INVESTMENT DECISION BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, PERRIGO AND THE PERRIGO PROPOSAL. Such documents will be available free of charge through the website maintained by the SEC at www.sec.gov or by directing a request to Mylan at 724-514-1813 or investor.relations@mylan.com. Any materials filed by Mylan with the SEC that are required to be mailed to shareholders of Perrigo and/or Mylan will also be mailed to such shareholders.
Executive Overview
Mylan is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in health care, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what’s right, not what’s easy; and impact the future through passionate global leadership.
Mylan offers one of the industry’s broadest product portfolios, including around 1,400 marketed products, to customers in about 145 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes approximately 40 manufacturing facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong research and development (“R&D”) network that has consistently delivered a robust product pipeline. Additionally, Mylan has a specialty business that is focused on respiratory and allergy therapies.

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”) and Canada (collectively, “North America”); Europe; and India, Australia, Japan, New Zealand and Brazil as well as our export activity into emerging markets (collectively, “Rest of World”). Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within Rest of World in our Generics segment. Specialty engages mainly in the development and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.

Significant recent events include the following:
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into an amended and restated definitive agreement implementing the transaction (the “EPD Transaction Agreement”). The EPD Transaction closed on February 27, 2015 (the “EPD Transaction Closing Date”), after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., a wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming a wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, and its principal executive offices are located in Potters Bar, United Kingdom.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. At the EPD Transaction Closing Date, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares as of May 1, 2015.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date.

Other Transactions

On April 24, 2015, the Company issued a Rule 2.5 announcement under the Irish Takeover Rules setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo. Under the terms of the offer, amended on April 29, 2015, Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share. The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement, including approval by Mylan N.V. ordinary shareholders. The offer is fully financed, cash confirmed and not conditional on due diligence. The making of the offer is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the United States and the rules and regulations thereunder (the “HSR Act”), (ii) a final decision to clear or approve the consummation of the acquisition of Perrigo contemplated by the offer under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

Subsequent to March 31, 2015, the Company entered into agreements to acquire certain product rights for upfront payments totaling approximately $360 million. These transactions are expected to close during 2015. In addition, under the terms of the agreement, the Company may be required to make future sales and other milestone payments.

On February 2, 2015, the Company signed a definitive agreement to acquire certain female health care businesses from Famy Care Limited, a specialty women’s health care company with global leadership in generic oral contraceptive products. The purchase price is $750 million in cash plus additional contingent payments of up to $50 million. The transaction is expected to close in the second half of 2015, subject to regulatory approvals and certain closing conditions.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist (“LAMA”) for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma during the first quarter of 2015, which was accounted for as an available-for-sale security. The Company has accrued $15 million in upfront development costs, which will be paid to Theravance Biopharma in the second quarter of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

Other

On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva, containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share, with the consideration to be comprised of approximately 50 percent cash and 50 percent Teva stock. Teva stated that its proposal was subject to customary conditions, including receipt of regulatory approvals, and was contingent on Mylan not completing the Perrigo Proposal or any other alternative transactions. On April 27, 2015, Mylan announced that its board of directors had unanimously rejected Teva’s unsolicited expression of interest.

Financial Summary
For the three months ended March 31, 2015, Mylan reported total revenues of $1.87 billion, compared to $1.72 billion for the three months ended March 31, 2014. This represents an increase in revenues of $156.1 million, or 9.1%. Consolidated gross profit for the current quarter was $830.1 million, compared to $737.8 million in the comparable prior year period, an increase of $92.3 million, or 12.5%. For the current quarter, earnings from operations were $159.3 million, compared to $239.0 million for the three months ended March 31, 2014, a decrease of $79.7 million, or 33.3%. The decrease in earnings from operations during the current quarter is principally the result of $62.1 million of acquisition related costs and increased amortization expense of $39.3 million as a result of the acquisition of the EPD Business.
Net earnings attributable to Mylan N.V. ordinary shareholders decreased $59.3 million, or 51.2%, to $56.6 million for the three months ended March 31, 2015, compared to $115.9 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders decreased from $0.29 to $0.13 for the three months ended March 31, 2015 compared to the prior year comparable period.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year's foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	March 31,		Percent Change
(In millions)	2015	2014	Actual	Constant Currency
Generics:
Third party net sales
North America	$844.8	$782.2	8%	8%
Europe	406.2	355.9	14%	33%
Rest of World	392.5	370.2	6%	12%
Total third party net sales	1,643.5	1,508.3	9%	15%

Other third party revenues	11.6	6.2
Total third party revenues	1,655.1	1,514.5

Intersegment sales	1.5	1.3
Generics total revenues	1,656.6	1,515.8

Specialty:
Third party net sales	211.1	194.7	8%	8%
Other third party revenues	5.5	6.4
Total third party revenues	216.6	201.1

Intersegment sales	2.0	1.7
Specialty total revenues	218.6	202.8

Elimination of intersegment sales	(3.5)	(3.0)
Consolidated total revenues	$1,871.7	$1,715.6	9%	15%

More information about other non-GAAP measures used by the Company as part of this discussion, including Adjusted Cost of Sales, Adjusted Gross Margins, Adjusted Earnings and Adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.87 billion, compared to $1.72 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $1.85 billion, compared to $1.70 billion for the comparable prior year period, representing an increase of $151.6 million, or 8.9%. Other third party revenues for the current quarter were $17.1 million, compared to $12.6 million for the comparable prior year period, an increase of $4.5 million.
Mylan’s current quarter revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, Japan and Australia. The unfavorable impact of foreign currency translation on current period total revenues was approximately $93 million, or 5%. As such, constant currency total revenues increased approximately $249 million, or 15%. The increase in constant currency total revenues was the result of an 8% increase in third party net sales in Specialty combined with constant currency third party net sales growth in Generics of 15%, which included the impact of the acquisition of the EPD Business. The contribution from net sales from acquired businesses totaled approximately $147.4 million and net sales from new products totaled approximately

$125.7 million in the first quarter of 2015. On a constant currency basis, net sales from existing products decreased approximately $29 million as a result of a decline in volume of approximately $30 million.
Cost of sales for the three months ended March 31, 2015 was $1.04 billion, compared to $977.8 million for the comparable prior year period. Cost of sales for the current quarter was impacted by the amortization of acquired intangible assets of approximately $140.2 million and restructuring and other special items of approximately $20.3 million as described further in the section titled “Use of Non-GAAP Financial Measures.” The prior year comparable period cost of sales included similar purchase accounting of approximately $99.9 million and restructuring and other special items of approximately $27.9 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased acquisition related costs and amortization expense. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current quarter increased to $881.1 million from $850.0 million, corresponding with the increase in sales.
Gross profit for the three months ended March 31, 2015 was $830.1 million, and gross margins were 44.4%. For the three months ended March 31, 2014, gross profit was $737.8 million, and gross margins were 43.0%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins would have been approximately 53% for the three months ended March 31, 2015, as compared to approximately 50% for the three months ended March 31, 2014. Adjusted Gross Margins were positively impacted in the current quarter as a result of new product introductions by approximately 130 basis points and the net sales from acquisitions by approximately 100 basis points.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 27% and 30% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $1.64 billion, compared to $1.51 billion for the comparable prior year period, an increase of $135.2 million, or 9.0%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $93 million, or 6%. As such, constant currency third party net sales increased by approximately $228 million, or 15% when compared to the prior year period.
Third party net sales from North America were $844.8 million for the current quarter, compared to $782.2 million for the comparable prior year period, representing an increase of $62.6 million, or 8.0%. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from acquired businesses, totaling approximately $117 million, as well as favorable pricing on existing products. This increase was partially offset by lower volumes of existing products. The effect of foreign currency translation was insignificant within North America.
Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.
Third party net sales from Europe were $406.2 million for the three months ended March 31, 2015, compared to $355.9 million for the comparable prior year period, an increase of $50.3 million, or 14.1%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $66 million, or 18% within Europe. As such, constant currency third party net sales increased by approximately $116 million, or 33% when compared to the prior year period. This increase was primarily the result of net sales from acquisitions, and to a lesser extent, net sales from new products, totaling approximately $102 million in the first quarter of 2015. Further contributing to this increase were higher volumes, primarily in Italy and France, which were partially offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Local currency net sales from Mylan’s business in France increased compared to the prior year as a result of higher volumes on existing products and net sales from acquisitions and new products, partially offset by lower pricing. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market.

Our market share in France, excluding acquisition-related activity, remained relatively stable in the first quarter of 2015 and we remain the market leader.
In Italy, local currency third party net sales increased in the current year versus the prior year as a result of increased volumes on existing products as well as new product introductions and the effect of acquisitions, partially offset by lower pricing.
In addition to France and Italy, certain other markets in which we do business, including Spain, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In Rest of World, third party net sales were $392.5 million for the three months ended March 31, 2015, compared to $370.2 million for the comparable prior year period, an increase of $22.3 million, or 6.0%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $24 million, or 6%. Rest of World constant currency third party net sales increased by approximately $46 million, or 12%. This increase was primarily driven by the impact of acquired businesses, new product launches in Australia, and to a lesser extent, higher third party net sales volumes from our operations in India, in particular, growth in the anti-retroviral (“ARV”) franchise. These increases were partially offset by lower volumes on existing products in this region.
In addition to third party net sales, the Rest of World region also supplies both finished dosage form generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $154.0 million and $166.5 million in the three months ended March 31, 2015 and 2014, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan, local currency third party net sales increased as a result of net sales from acquisitions, and to a lesser extent, new products, partially offset by a decline in volume on existing products. The company continues to see Japan as a key region for future sales growth as the market expands. In Australia, local currency third party net sales increased versus the comparable prior year period as a result of new product sales, and to a lesser extent, net sales from acquisitions, partially offset by decreases in pricing as a result of significant government-imposed pricing reform. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net sales of $211.1 million, an increase of $16.4 million, or 8.4%, from $194.7 million for the comparable prior year period. The increase in Specialty net sales was due to growth across the segment, including higher net sales of the EpiPen® Auto-Injector driven by increases in volumes.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended March 31, 2015 was $169.9 million, compared to $118.0 million for the comparable prior year period, an increase of $51.9 million. R&D increased primarily due to the continued development of our respiratory, insulin and biologics programs. In addition, included in R&D for the current quarter is a $15 million upfront licensing payment that will be paid to Theravance Biopharma in the second quarter of 2015.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $483.2 million, compared to $377.7 million for the comparable prior year period, an increase of $105.5 million. Factors contributing to the increase in SG&A include acquisition related costs of approximately $62.1 million and increased selling and marketing costs of approximately $12.3 million, primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. Additionally, the impact of acquisitions increased SG&A by approximately $35.6 million during the current quarter.
Litigation Settlements, net
During the three months ended March 31, 2015 and 2014, the Company recorded a $17.7 million charge, net, and $3.1 million charge, net, respectively, for litigation settlements. The current period charge was primarily related to the settlement of an antitrust matter. In the prior year period, the Company recognized charges principally related to product liability claims.
Interest Expense
Interest expense for the three months ended March 31, 2015 totaled $79.5 million, compared to $82.7 million for the three months ended March 31, 2014. The decrease was primarily due to the refinancing of the 6.000% Senior Notes due 2018 in the fourth quarter of 2014, partially offset by higher interest expense related to the Company’s clean energy investments, amortization of discounts and premiums and the accretion of contingent consideration. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $7.9 million for the current quarter and $7.0 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter was $9.2 million compared to $8.4 million for the comparable prior year period.
Other Expense (Income), Net
Other expense (income), net, was expense of $18.5 million in the current quarter, compared to expense of $4.6 million for the comparable prior year period. Other expense (income), net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the first quarter of 2015, other expense (income), net included foreign exchange gains of $3.7 million and other individually insignificant gains, offset by losses from equity affiliates of $24.7 million, principally related to the Company’s clean energy investments. In the first quarter of 2014, other expense (income), net, included foreign exchange gains of $14.9 million and other individually insignificant gains, offset by losses from equity affiliates of $22.7 million, principally related to the Company’s clean energy investments.
Income Tax Provision
Income tax provision was $4.7 million for the three months ended March 31, 2015, compared to $35.1 million for the comparable prior year period. The effective tax rate was 7.7% and 23.1% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the three months ended March 31, 2015 was impacted by the income earned in jurisdictions with tax rates lower than the U.S.
Use of Non-GAAP Financial Measures
Whenever the Company uses non-GAAP financial measures, it will provide a reconciliation of the non-GAAP financial measures to their most directly comparable U.S. GAAP financial measure. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of non-GAAP measures to their most directly comparable U.S. GAAP measure set forth below and should consider non-GAAP measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with U.S. GAAP. Additionally, since these are not measures determined in accordance with U.S. GAAP, non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.

Adjusted Cost of Sales and Adjusted Gross Margin

We use the non-GAAP financial measure “Adjusted Cost of Sales” and the corresponding “Adjusted Gross Margin.” We believe that these non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The principal items excluded from Adjusted Cost of Sales include acquisition related items and restructuring and other special items, both of which are described in greater detail below.

A reconciliation between cost of sales, as reported under U.S. GAAP, and Adjusted Cost of Sales and Adjusted Gross Margin for the periods shown follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
GAAP cost of sales	$1,041.6	$977.8
Deduct:
Purchase accounting related amortization	(140.2)	(99.9)
Restructuring & other special items	(20.3)	(27.9)
Adjusted cost of sales	$881.1	$850.0

Adjusted gross profit (a)	$990.6	$865.6

Adjusted gross margin (a)	53%	50%
____________

(a)	Adjusted Gross Profit is calculated as total revenues less Adjusted Cost of Sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.
Adjusted Earnings and Adjusted EPS
Adjusted Earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisitions, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Adjusted Earnings and Adjusted Earnings per Diluted Ordinary Share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

The significant items excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS include:

Acquisition-Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including in-process research and development), accretion and the fair value adjustments related to contingent consideration and certain acquisition financing related costs. These costs are excluded because management believes that excluding them is helpful to understanding the underlying, ongoing operational performance of the business.
Restructuring and Other Special Items
Costs related to restructuring and other actions are excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS, as applicable. These amounts include items such as:

•
Exit costs associated with facilities to be closed or divested, including employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs and other exit costs;

•
Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code (the “Code”); only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entities’ activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant alliances/business partnerships including certain upfront and/or milestone research and development related payments.
The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from Adjusted Earnings and Adjusted EPS because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to interim financial statements — Note 15, Contingencies are generally excluded from Adjusted Earnings and Adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan N.V. ordinary shareholders and diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015		2014
GAAP net earnings attributable to Mylan N.V. and GAAP diluted EPS	$56.6	$0.13	$115.9	$0.29
Purchase accounting related amortization (primarily included in cost of sales)	144.0		103.7
Litigation settlements, net	17.7		3.1
Interest expense, primarily amortization of convertible debt discount	12.2		10.9
Non-cash accretion and fair value adjustments of contingent consideration liability	9.2		8.4
Clean energy investments pre-tax loss (a)	22.5		19.4
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	78.8		23.4
Restructuring and other special items included in:
Cost of sales	8.0		10.3
Research and development expense	17.9		0.9
Selling, general and administrative expense	7.8		19.4
Other income (expense), net	7.0		(3.0)
Tax effect of the above items and other income tax related items	(72.6)		(52.0)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$309.1	$0.70	$260.4	$0.66
Weighted average diluted ordinary shares outstanding	443.8		396.7
____________

(a)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s clean energy investments, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense (income), net in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $267.0 million for the three months ended March 31, 2015. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities decreased by $1.1 million to $267.0 million for the three months ended March 31, 2015, as compared to net cash provided by operating activities of $268.1 million for the three months ended March 31, 2014. The net decrease in cash provided by operating activities was principally due to the following:

•	a net increase in the amount of cash used through changes in income taxes of $169.8 million as a result of the level of estimated tax payments made during the current year;

•
a decrease in net earnings of $60.0 million, which includes an increase of $92.9 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of current year acquisitions, increased litigation settlements, increased losses from equity method investments, and a number of other non-cash charges including share-based compensation, the accretion of the contingent consideration liability and deferred tax expense;

•	a net increase in the amount of cash used through changes in other operating assets and liabilities of $29.5 million, as a result of payments made for acquisition related costs; and

•
a net increase of $48.7 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2015 (as compared to 2014) primarily relates to anticipated product launches.

These items were offset by the following:

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances, of $196.7 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•	a net decrease in the amount of cash used through changes in trade accounts payable of $17.3 million as a result of the timing of cash payments.
Cash used in investing activities was $87.5 million for the three months ended March 31, 2015, as compared to $201.2 million for the three months ended March 31, 2014, a decrease of $113.7 million. The decrease in cash used in investing activities was principally the result of a decrease in payments for product rights and other investing activities, net, which totaled $11.5 million for the three months ended March 31, 2015 as compared to $129.0 million in the prior year period. The prior year payment was the result of the acquisition of certain commercialization rights in the U.S. and other countries. Capital expenditures, primarily for equipment and facilities, were approximately $48.1 million in the current period, compared to $72.3 million in the comparable prior year period. The decrease, compared to 2014, is the result of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers and a new global headquarters in the prior year. While there can be no assurance that current expectations will be realized, capital expenditures for the 2015 calendar year are expected to be approximately $400 million to $500 million. The decrease in cash used in investing activities was partially offset by the purchase of marketable securities, which totaled $40.1 million during the three months ended March 31, 2015, as compared to $4.8 million in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma.
Cash used in financing activities was $109.0 million for the three months ended March 31, 2015, compared to cash used in financing activities of $114.6 million for the three months ended March 31, 2014, a net decrease of $5.6 million. During the three months ended March 31, 2015, the Company repaid approximately $175.0 million, net, under our accounts receivable securitization facility (the “Receivables Facility”). This repayment was partially offset by an increase in short-term borrowings at the Company’s subsidiaries in India. In addition, the Company recognized proceeds of $67.4 million due to the exercise of stock options. During the three months ended March 31, 2014, the Company repaid approximately $94.0 million under the Receivables Facility. This repayment was partially offset by an increase in short-term borrowings in India. Additionally, the Company repaid a net $60.0 million under the Revolving Facility, defined below, during the three months ended March 31, 2014.
The Company’s next significant debt maturity is in the third quarter of 2015, and our current intention is to refinance either through future debt offerings or borrowings under the Receivables Facility and Revolving Facility. In addition, our cash and cash equivalents at our non-U.S. operations totaled $238 million at March 31, 2015. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.
As of March 31, 2015, because the closing price of our ordinary shares for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2015 period was more than 130% of the applicable conversion reference price of $13.32, the $573 million of Cash Convertible Notes were convertible. As of March 31, 2015, the Company received conversion requests for $131.4 million of the Cash Convertible Notes, which will be paid in the second quarter of 2015. The Company expects investors to continue to convert their holdings through the maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its Receivables Facility and Revolving Facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per ordinary share or a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares.
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan Inc.'s 3.750% Cash Convertible Notes due 2015, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc.
On April 24, 2015, the Company entered into a bridge credit agreement, which bridge credit agreement was amended on April 29, 2015 (the “Bridge Credit Agreement”) among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans up to an aggregate amount of approximately $12.5 billion, consisting of a Tranche A Loan (the “Tranche A Loan”) in an aggregate amount up to $11.0 billion, and a Tranche C Loan (the “Tranche C Loan” and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loan and Tranche C Loan will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.
The commitments in respect of the Loans will be available until the earliest to occur of April 22, 2016 and certain events relating to the completion or termination of the Perrigo Proposal that are customary for “certain funds” financings in connection with acquisitions of Irish public companies and are specified in the Bridge Credit Agreement. The commitments will be reduced by the net cash proceeds received by the Company in connection with debt and equity issuances and non-ordinary course of business asset dispositions, other than certain debt and equity issuances, non-ordinary course asset dispositions and permitted reinvestments specified in the Bridge Credit Agreement.
The obligations of the lenders under the Bridge Credit Agreement to make the Loans are subject to the satisfaction of the following conditions precedent: (i) Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) no less than 80% of the shares in the capital of Perrigo, (ii) the conditions applicable to the consummation of the Perrigo Proposal contained in the Company’s announcement under Rule 2.5 of the Irish Takeover Rules and other offer-related documents have been satisfied or amended or waived in accordance with their terms and the terms of the Bridge Credit Agreement or as otherwise agreed by the arrangers of the Bridge Facility and Mylan has declared the offer wholly unconditional, (iii) the representations specified as “certain funds representations” in the Bridge Credit Agreement are true and correct in all material respects, (iv) no event of default specified as a “certain funds event of default” in the Bridge Credit Agreement has occurred or is continuing, both before and after giving effect to the funding of the Loans, (v) the Administrative Agent and the arrangers of the Bridge Facility have been paid all fees and other amounts due to them, (vi) the making of the Loans or the consummation of the offer is not subject to any injunction or similar government order, judgment or decree or is not otherwise unlawful and (vii) the Administrative Agent has received customary certifications by Mylan of certain of the foregoing and other documentary evidence that the offer may be consummated. In the event that the acquisition is consummated by a scheme of arrangement rather than an offer, the Bridge Credit Agreement contains analogous conditions precedent that would be applicable in that circumstance, including that Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) 100% of the shares in the capital of Perrigo.
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of April 24, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant will first be tested at the quarter ending June 30, 2015.
The Bridge Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control”, bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan or any subsidiary that becomes a guarantor as described above. If an event of default occurs under Bridge Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The Administrative Agent and the lenders have, from time to time, performed, are currently performing and may in the future perform, various financial advisory and commercial and investment banking services for Mylan, for which they received or will receive customary fees and expenses. The Tranche A Loans mature on the day that is 364 days after the Loans are funded, and the Tranche C Loans mature on the day that is six months after the Loans are funded. The entire principal amount on the Loans will be due and payable on their respective maturity dates. The Loans may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings.
On May 1, 2015, the Company entered into Amendment No. 1 (the “Revolving Amendment”) to the Revolving Credit Agreement dated as of December 19, 2014. The Revolving Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Revolving Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Revolving Amendment also effects certain technical amendments.
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment”) to the Term Credit Agreement dated as of December 19, 2014. The Term Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the Term Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Term Amendment also effects certain technical amendments.
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow and could cause the market value of our ordinary shares to decline. We have approximately $60 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnity Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
We are actively pursuing, and are currently involved in, joint projects related to the development, distribution and marketing of both generic and branded products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows.
We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. In addition, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity.
At March 31, 2015 and December 31, 2014, we had $38.7 million and $43.7 million outstanding under existing letters of credit, respectively. Additionally, as of March 31, 2015, we had $146.5 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
In December 2014, the Company entered into a Revolving Credit Agreement with a syndication of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At March 31, 2015 and December 31, 2014, the Company had no amounts outstanding under the Revolving Facility.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at March 31, 2015 are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$573
2016	1,000
2017	800
2018	650
2019	500
Thereafter	2,750
Total	$6,273
The Company’s Term Credit Agreement and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The Term Credit Agreement and Revolving Facility contain maximum consolidated leverage ratio financial covenants. We have been compliant with these financial covenants during the first quarter of 2015, and we expect to remain in compliance for the next twelve months.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded for potential milestone, royalty and/or profit sharing payments was $479 million and $470 million at March 31, 2015 and December 31, 2014, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
Subsequent to March 31, 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360 million. These transactions are expected to close during 2015. In addition, under the terms of one of the agreements, the Company may be required to make future sales and other contingent milestone payments.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma for the development and, subject to FDA approval, commercialization of TD-4208, a novel once-daily nebulized LAMA for COPD and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, Mylan made a $30 million investment in Theravance Biopharma during the first quarter of 2015, which was accounted for as an available-for-sale security. The Company has accrued $15 million in upfront development costs, which will be paid to Theravance Biopharma in the second quarter of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
On February 27, 2015, the Company completed its acquisition of Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”). The EPD Business represented approximately 8% of the Company’s consolidated total revenues for the three months ended March 31, 2015, and its assets (including intangible assets and goodwill) represented approximately 30% of the Company’s consolidated total assets, at March 31, 2015. Management did not include the EPD Business when conducting its evaluation of changes in internal control over financial reporting as of March 31, 2015. Noting that exception, Management did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 15, Contingencies, in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Risks Related to the Business of Mylan
ABBOTT’S SUBSIDIARIES THAT HOLD ORDINARY SHARES ARE COLLECTIVELY A SIGNIFICANT BENEFICIAL SHAREHOLDER OF OURS AND THE PRESENCE OF A SIGNIFICANT BENEFICIAL SHAREHOLDER MAY AFFECT THE ABILITY OF OUR OTHER SHAREHOLDERS TO EXERCISE INFLUENCE OVER US, ESPECIALLY IN LIGHT OF CERTAIN VOTING OBLIGATIONS UNDER OUR SHAREHOLDER AGREEMENT WITH ABBOTT AND ITS SUBSIDIARIES.
Abbott’s subsidiaries collectively own approximately 14.2% of our outstanding voting securities as of the filing of this quarterly report on Form 10-Q.
The shares owned by Abbott’s subsidiaries are subject to the terms of the Shareholder Agreement, which requires the Abbott subsidiaries to vote in favor of the director nominees recommended by our board of directors and in accordance with the recommendation of our board of directors on all other matters, subject to certain exceptions for extraordinary transactions. This voting agreement is in force with respect to ordinary shares owned by Abbott’s subsidiaries so long as they collectively beneficially own at least five percent of our issued and outstanding ordinary shares. Abbott’s subsidiaries that hold ordinary shares are collectively a significant beneficial shareholder of ours. Having a significant beneficial shareholder that is required in many instances to vote with the recommendation of our board of directors may make it more difficult for our other shareholders to exercise influence over most matters submitted to shareholders for approval, including the election of directors, issuances of securities for equity compensation plans, amendments to the Articles, and shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act. Additionally, such Abbott subsidiaries are obligated, pursuant to the Shareholder Agreement, not to tender any ordinary shares in any tender or exchange offer that our board of directors recommends that the shareholders reject and, if our board of directors has recommended against a transaction, such Abbott subsidiaries are required to vote against such transaction, which may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, a majority of our outstanding ordinary shares in a public takeover offer, or control of our board of directors through a proxy solicitation.
PROVISIONS IN OUR GOVERNANCE ARRANGEMENTS OR THAT ARE OTHERWISE AVAILABLE UNDER DUTCH LAW COULD DISCOURAGE, DELAY, OR PREVENT A CHANGE IN CONTROL OF US AND MAY AFFECT THE MARKET PRICE OF OUR ORDINARY SHARES.
Some provisions of our governance arrangements that are available under Dutch law, such as our grant to a Dutch foundation (stichting) of a call option to acquire preferred shares to safeguard the interests of the Company, its businesses and its stakeholders against threats to our strategy, mission, independence, continuity and/or identity, may discourage, delay, or prevent a change in control of us, even if such a change in control is sought by our shareholders.
WE DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE, AND OUR SHAREHOLDERS MUST RELY ON INCREASES IN THE TRADING PRICE OF THE ORDINARY SHARES TO OBTAIN A RETURN ON THEIR INVESTMENT.
Mylan N.V. does not anticipate paying dividends in the immediate future. We anticipate that we will retain all earnings, if any, to support our operations and to pursue additional transactions to deliver additional shareholder value. Any future determination as to the payment of dividends will, subject to Dutch law requirements, be at the sole discretion of our board of directors and will depend on our financial position, results of operations, capital requirements, and other factors our board of directors deems relevant at that time. Holders of Mylan N.V.’s ordinary shares must rely on increases in the trading price of their shares to obtain a return on their investment in the foreseeable future.

THE MARKET PRICE OF THE ORDINARY SHARES MAY BE VOLATILE, AND THE VALUE OF YOUR INVESTMENT COULD MATERIALLY DECLINE.
Investors who hold Mylan N.V.’s ordinary shares may not be able to sell their shares at or above the price at which they purchased such shares. The share price of Mylan Inc.’s common stock prior to the consummation of the EPD Transaction fluctuated materially from time to time, and we cannot predict the price of the ordinary shares at any given time. The risk factors described herein could cause the price of the ordinary shares to fluctuate materially. In addition, the stock market in general, including the market for generic and specialty pharmaceutical companies, has experienced price and volume fluctuations. These broad market and industry factors may materially harm the market price of the ordinary shares, regardless of our operating performance. In addition, the price of the ordinary shares may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of the ordinary shares could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation has often been instituted against other companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. We also may undertake additional offerings of ordinary shares or of securities convertible into or exchangeable or exercisable for ordinary shares. The resulting increase in the number of the ordinary shares issued and outstanding and the possibility of sales of such ordinary shares or such securities convertible into or exchangeable or exercisable for ordinary shares after any such additional offerings may depress the future trading price of the ordinary shares. In addition, if additional offerings occur, the voting power of our then existing shareholders may be diluted.

THE EPD TRANSACTION MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT OUR PLANS AND OPERATIONS.
There can be no assurance that we will be able to successfully integrate the EPD Business with the business of Mylan Inc. or otherwise realize the expected benefits of the EPD Transaction. Our ability to realize the anticipated benefits of the EPD Transaction will depend, to a large extent, on our ability to integrate the EPD Business with the business of Mylan Inc. and realize the benefits of the combined business. The combination of two independent businesses is a complex, costly, and time-consuming process. Our business may be negatively impacted if we are unable to effectively manage its expanded operations. The integration requires significant time and focus from management and may divert attention from the day-to-day operations of our business. Additionally, the integration of the businesses could disrupt our plans and operations, which could delay the achievement of our strategic objectives.
The expected synergies and operating efficiencies of the EPD Transaction may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of combining the operations of the businesses include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from combining the EPD Business with the business of Mylan Inc.;

•	difficulties in the integration of operations and systems, including enterprise resource planning (“ERP”) systems;

•	difficulties in the integration of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•
the complexities of managing the ongoing relationship with Abbott, and certain of its business partners, which includes agreements providing for transition services, manufacturing relationships, and license arrangements.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, even if the operations of Mylan Inc. and the EPD Business are integrated successfully, we may not realize the full benefits of the EPD Transaction, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the EPD Transaction, and/or negatively impact the price of our ordinary shares.

WE EXPECT TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS OR CHANGES IN OTHER LAWS, REGULATIONS, RULES, OR INTERPRETATIONS THEREOF APPLICABLE TO INVERTED COMPANIES AND THEIR AFFILIATES, WHETHER ENACTED BEFORE OR AFTER THE EPD TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT US.
Under current U.S. law, we believe that we should not be treated as a U.S. corporation for U.S. federal income tax purposes as a result of the EPD Transaction. Changes to Section 7874 of the Code or the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, could affect our status as a non-U.S. corporation for U.S. federal income tax purposes. Any such changes could have prospective or retroactive application, and may apply even if enacted or promulgated now that the EPD Transaction has closed. If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, we would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
On August 5, 2014, the U.S. Treasury Department announced that it is reviewing a broad range of authorities for possible administrative actions that could limit the ability of a U.S. corporation to complete a transaction in which it becomes a subsidiary of a non-U.S. corporation (commonly known as an “inversion transaction”) or reduce certain tax benefits after an inversion transaction takes place. On September 22, 2014, the U.S. Treasury Department issued a notice announcing its intention to promulgate certain regulations that will apply to inversion transactions completed on or after September 22, 2014.

In the notice, the U.S. Treasury Department also announced that it expects to issue additional guidance to further limit certain inversion transactions. In particular, it is considering regulations that may limit income tax treaty eligibility and the ability of certain foreign-owned U.S. corporations to deduct certain interest payments (so-called “earnings stripping”). Any such future guidance will apply prospectively, but to the extent it applies only to companies that have completed inversion transactions, it will specifically apply to companies that have completed such transactions on or after September 22, 2014. Additionally, there have been recent legislative proposals intended to limit or discourage inversion transactions. Any such future regulatory or legislative actions regarding inversion transactions, if taken, could apply to us, could disadvantage us as compared to other corporations, including non-U.S. corporations that have completed inversion transactions prior to September 22, 2014, and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE IRS MAY NOT AGREE THAT WE SHOULD BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES.
The U.S. Internal Revenue Service (the “IRS”) may not agree that we should be treated as a non-U.S. corporation for U.S. federal income tax purposes. Although we are not incorporated in the U.S. and expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes, the IRS may assert that we should be treated as a U.S. corporation for U.S. federal income tax purposes. If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, we would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
IF THE INTERCOMPANY TERMS OF CROSS BORDER ARRANGEMENTS THAT WE HAVE AMONG OUR SUBSIDIARIES ARE DETERMINED TO BE INAPPROPRIATE OR INEFFECTIVE, OUR TAX LIABILITY MAY INCREASE.
We have potential tax exposures resulting from the varying application of statutes, regulations, and interpretations which include exposures on intercompany terms of cross-border arrangements among our subsidiaries (including intercompany loans, sales, and services agreements) in relation to various aspects of our business, including manufacturing, marketing, sales, and delivery functions. Although we believe our cross-border arrangements among our subsidiaries are based upon internationally accepted standards and applicable law, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

THE EPD TRANSACTION MAY NOT GIVE US THE ABILITY TO ACHIEVE COMPETITIVE FINANCIAL FLEXIBILITY AND EXPECTED EFFECTIVE CORPORATE TAX RATE.
We believe that the EPD Transaction will give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. Mylan Inc.’s adjusted tax rate was approximately 25% in 2014, and our adjusted tax rate is expected to be approximately 19-21% in 2015 and in the high teens thereafter. Material assumptions relating to the fact that certain of our businesses, including parts of the EPD Business underlying our expected adjusted tax rates include assumptions relating to the fact that certain Mylan businesses, including parts of the EPD Business, will be operated outside the U.S. and, as such, will be subject to a lower tax rate than operations in the U.S., which will result in a lower blended worldwide tax rate than prior to the acquisition of the EPD Business, and the effect of certain internal reorganization transactions, including various intercompany transactions, that were entered into at the time of the EPD Transaction. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the United Kingdom, the Netherlands and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. Such a material change could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

UNANTICIPATED CHANGES IN OUR TAX PROVISIONS OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES AND CHANGES IN INCOME TAX LAWS AND TAX RULINGS MAY HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR EFFECTIVE TAX RATE AND INCOME TAX EXPENSE.
We are subject to income taxes in many jurisdictions. Significant analysis and judgment are required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The final determination of any tax audits or related litigation could be materially different from our income tax provisions and accruals.
Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities, and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Finally, potential changes to income tax laws in the U.S. include measures which would defer the deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; and limit earnings stripping by expatriated entities. In addition, proposals have been made to encourage manufacturing in the U.S., including reduced rates of tax and increased deductions related to manufacturing. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made, or the extent to which the corporate tax rate might be reduced and lessen the adverse impact of some of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

WE MAY BE OR BECOME TAXABLE IN A JURISDICTION OTHER THAN THE UNITED KINGDOM OR THE NETHERLANDS AND MAY REMAIN A DUAL RESIDENT COMPANY FOR TAX PURPOSES FOR AN INDETERMINATE TIME AND THIS MAY INCREASE THE AGGREGATE TAX BURDEN ON US.

Based on our current management structure and current tax laws of the United States, the United Kingdom, and the Netherlands, as well as applicable income tax treaties, and current interpretations thereof, we aim to be tax resident solely in the United Kingdom for the purposes of the Netherlands-U.K. tax treaty. We have requested, but have not obtained, binding rulings from the competent authorities in the United Kingdom and in the Netherlands confirming this treatment. We will therefore be tax resident in both the U.K. and the Netherlands for an indeterminate time. The principal consequence to our Netherlands tax residency is that we will remain required to withhold Netherlands tax on dividends and proceeds from repurchases and redemptions of our shares, in each case, paid to our shareholders. We are only required to withhold from proceeds of repurchases and redemptions of our ordinary shares to the extent they exceed the average capital paid into those shares for Netherlands tax purposes. However, we currently do not have the intention to pay dividends, as outlined in the risk factor entitled, “We do not anticipate paying dividends for the foreseeable future, and our shareholders must rely on increases in the trading price of the ordinary shares to obtain a return on their investment.” If we did pay dividends, or should we repurchase or redeem our shares, the Netherlands withholding tax may be a burden on us or our shareholders. Even if the above rulings are granted, the applicable tax laws or interpretations thereof may change, or the assumptions on which such rulings were based may differ from the facts. As a consequence, we may be or become a tax resident of a jurisdiction other than the United Kingdom or the Netherlands and/or may remain a dual resident company for tax purposes. As a consequence, our overall effective income tax rate and income tax expense could materially increase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE HAVE AND WILL INCUR DIRECT AND INDIRECT COSTS AS A RESULT OF THE EPD TRANSACTION.
We have incurred costs and expenses in connection with, and will incur further costs and expenses as a result of, the EPD Transaction. Certain costs, including the costs associated with consummating an inversion transaction, are not readily ascertainable and are difficult to quantify and determine. These costs and expenses include professional fees associated with complying with Dutch corporate law and financial reporting requirements, professional fees associated with complying with the tax laws of the United Kingdom, and costs and expenses incurred in connection with holding a majority of the meetings of our board of directors and certain executive management meetings in the United Kingdom, as well as any additional costs we may incur going forward as a result of our new corporate structure. These costs may materially exceed the costs historically borne by us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE HAVE GROWN AT A VERY RAPID PACE AND EXPECT TO AGGRESSIVELY PURSUE ADDITIONAL ACQUISITION OPPORTUNITIES THAT MAKE FINANCIAL AND STRATEGIC SENSE FOR US. OUR INABILITY TO EFFECTIVELY MANAGE OR SUPPORT THIS GROWTH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
We have grown very rapidly over the past several years as a result of increasing sales and several acquisitions and other transactions, and expect to aggressively pursue additional acquisition opportunities that make financial and strategic sense for us. We evaluate various strategic transactions and business arrangements, including acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments, on an ongoing basis. These transactions and arrangements may be material both from a strategic and financial perspective.
We are currently in the process of evaluating certain potential strategic transactions, including acquisitions, and we may choose to aggressively pursue one or more of these opportunities at any time. Some of these opportunities would be material if pursued and consummated. Our growth has, and will continue to, put significant demands on our processes, systems, and employees. We have made and expect to make further investments in additional personnel, systems, and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and/or retain qualified employees and/or if we do not effectively invest in systems and processes to manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, and/or if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
CURRENT AND CHANGING ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS, PARTNERS AND SUPPLIERS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
The global economy continues to experience significant volatility, and the economic environment may continue to be, or become, less favorable than that of past years. Among other matters, the continued risk of a default on sovereign debt by one or more European countries, related financial restructuring efforts in Europe, and/or evolving deficit and spending reduction programs instituted by the U.S. and other governments could negatively impact the global economy and/or the pharmaceutical industry. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated governmental or third party payor coverage or reimbursement in the foreseeable future, and this may include reduced spending on health care, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining health care, patients and customers reduce spending or purchases, and/or if governments and/or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals and/or impose price or other controls adversely impacting the price or availability of pharmaceuticals. In addition, reduced consumer and customer spending, and/or reduced government and/or third-party payor coverage or reimbursement, and/or new government controls, may drive us and our competitors to decrease prices and/or may reduce the ability of customers to pay and/or may result in reduced demand for our products. The occurrence of any of these risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS ARISING FROM THE INTERNATIONAL SCOPE OF OUR OPERATIONS.
Our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to:

•
compliance with a variety of national and local laws of countries in which we do business, including but not limited to restrictions on the import and export of certain intermediates, drugs, and technologies;

•
compliance with a variety of U.S. laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and the Consumer Protection Act;

•
changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of health care;

•	fluctuations in exchange rates for transactions conducted in currencies other than the functional currency;

•	differing local product preferences and product requirements;

•
adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets;

•	changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate;

•	supply disruptions, and increases in energy and transportation costs;

•	natural disasters, including droughts, floods, and earthquakes in the countries in which we operate;

•	local disturbances, terrorist attacks, riots, social disruption, or regional hostilities in the countries in which we or our partners and suppliers operate; and

•	government uncertainty, including as a result of new or changed laws and regulations.
We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued, or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations. Any such changes could lead to a decline in our profitability and/or adversely impact our ability to do business. Any meaningful deterioration of the political or social stability in and/or diplomatic relations between any countries in which we or our partners and suppliers do business could have a material adverse effect on our operations. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ARE SUBJECT TO THE U.S. FOREIGN CORRUPT PRACTICES ACT, U.K. BRIBERY ACT, AND SIMILAR WORLDWIDE ANTI-CORRUPTION LAWS, WHICH IMPOSE RESTRICTIONS ON CERTAIN CONDUCT AND MAY CARRY SUBSTANTIAL FINES AND PENALTIES.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR FAILURE TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS WORLDWIDE COULD ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
We are subject to various U.S. federal, state, and local and non-U.S. laws and regulations concerning, among other things, the environment, climate change, regulation of chemicals, employee safety and product safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material and adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, our environmental capital expenditures and costs for environmental compliance may increase substantially in the future as a result of changes in environmental laws and regulations, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
CURRENCY FLUCTUATIONS AND CHANGES IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Euro, Indian Rupee, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar and Brazilian Real. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. In particular, the risk of a debt default by one or more European countries and related European or national financial restructuring efforts may cause volatility in the value of the Euro. Defaults or restructurings in other countries could have a similar adverse impact. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR SIGNIFICANT OPERATIONS IN INDIA MAY BE ADVERSELY AFFECTED BY REGULATORY, ECONOMIC, SOCIAL, AND POLITICAL UNCERTAINTIES OR CHANGE, MAJOR HOSTILITIES, MILITARY ACTIVITY, AND/OR ACTS OF TERRORISM IN SOUTHERN ASIA.
In recent years, our Indian subsidiaries have benefited from many policies of the Government of India and the Indian state governments in which they operate, which are designed to promote foreign investment generally, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.
In addition, our financial performance may be adversely affected by general economic conditions; economic, fiscal and social policy in India, including changes in exchange rates and controls, interest rates and taxation policies; and social instability and political, economic, or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to health care and education. Our ability to recruit, train, and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.
Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations and employees by disrupting operations and communications and making travel and the conduct of our business more difficult. Resulting political or social tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could impact our customers’ willingness to do business with us and have a material adverse effect on the market for our products. Furthermore, if India were to become engaged in armed hostilities, including but not limited to hostilities that were protracted or involved the threat or use of nuclear or other weapons of mass destruction, our India operations, including our recently acquired Agila Specialties (“Agila”) operations in India, might not be able to continue. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. The occurrence of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY NOT BE ABLE TO FULLY REALIZE THE ANTICIPATED BENEFITS OF THE AGILA ACQUISITION.
Our acquisition of Agila is subject to integration risks and costs and uncertainties associated with the operation of acquired businesses. The Agila acquisition involves the integration of Agila with our existing business. We have been, and will continue to be, required to devote significant management attention and resources to integrating Agila. We may also experience difficulties in combining corporate cultures. Delays or unexpected difficulties in the integration process could adversely affect our business, financial condition, results of operations, cash flows and/or ordinary share price. Even if we are able to integrate Agila’s operations successfully into our business, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect to realize and these benefits may not be achieved within a reasonable period of time.
On September 9, 2013, prior to our completion of the Agila acquisition, the FDA issued a warning letter to Strides Arcolab for its Agila Sterile Manufacturing Facility 2 in Bangalore, India. This facility is one of Agila’s eight FDA-approved sterile manufacturing facilities. We continue to work closely with the FDA to address its observations with respect to this facility and are working to resolve this matter expeditiously. No assurances can be provided that the resolution of the issues identified in the FDA’s letter will not have a material adverse effect on our global injectables business. Failing to realize the anticipated benefits of the Agila acquisition and/or failing to resolve the issues identified in the FDA’s letter could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
AN INABILITY TO IDENTIFY OR SUCCESSFULLY BID FOR SUITABLE ACQUISITION TARGETS, OR CONSUMMATE AND EFFECTIVELY INTEGRATE RECENT AND FUTURE POTENTIAL ACQUISITIONS, OR TO EFFECTIVELY DEAL WITH AND RESPOND TO UNSOLICITED BUSINESS PROPOSALS COULD LIMIT OUR FUTURE GROWTH AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
We intend to continue to seek to expand our product line and/or business platform organically as well as through complementary or strategic acquisitions of other companies, products, or assets or through joint ventures, licensing agreements, or other arrangements. Acquisitions or similar arrangements may prove to be complex and time consuming and require substantial resources and effort. We may compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may hinder or prevent us from acquiring a target company or completing another transaction, which could also result in significant diversion of management time, as well as substantial out-of-pocket costs.

If an acquisition is consummated, the integration of such acquired business, product, or other assets into us may also be complex, time consuming, and result in substantial costs and risks. The integration process may distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings. In addition, there are operational risks associated with the integration of acquired businesses. These risks include, but are not limited to, difficulties in achieving or inability to achieve identified or anticipated financial and operating synergies, cost savings, revenue synergies, and growth opportunities; difficulties in consolidating or inability to effectively consolidate information technology and manufacturing platforms, business applications, and corporate infrastructure; the impact of pre-existing legal and/or regulatory issues, such as quality and manufacturing concerns, among others; the risks that acquired companies or businesses do not operate to the same quality, manufacturing, or other standards as us; the impacts of substantial indebtedness and assumed liabilities; challenges associated with operating in new markets; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions, and/or domestic and foreign economic conditions.

In addition, in April 2015 we received an unsolicited non-binding expression of interest from Teva to acquire all of our outstanding shares and may receive similar proposals in the future. Such unsolicited business proposals may not be consistent with or enhancing to our financial, operational, or market strategies and may not further the interests of our shareholders and other stakeholders, including employees, creditors, customers, suppliers, relevant patient populations and communities in which Mylan operates. However, the evaluation of and response to such unsolicited business proposals may nevertheless distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings.

We may be unable to realize synergies or other benefits, including tax savings, expected to result from acquisitions, joint ventures, or other transactions or investments we may undertake, or we may be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors, or deterioration in domestic and global economic conditions could reduce the anticipated benefits of any such transactions. We also may inherit legal, regulatory, and other risks that occurred prior to the acquisition, whether known or unknown to us.
Any one of these challenges or risks could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than more profitable activities, require us to reexamine our business strategy, or otherwise cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY DECIDE TO SELL ASSETS, WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND OPPORTUNITIES FOR GROWTH.
We may from time to time consider selling certain assets if (i) we determine that such assets are not critical to our strategy or (ii) we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We have explored and will continue to explore the sale of certain non-core assets. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have an adverse effect on our business, prospects and opportunities for growth, financial condition, results of operations, cash flows, and/or ordinary share price.
CHARGES TO EARNINGS RESULTING FROM ACQUISITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND/OR ORDINARY SHARE PRICE.
Under U.S. GAAP business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets, including acquired in-process research and development;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•
identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	changes to contingent consideration liabilities, including accretion and fair value adjustments.
A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE SIGNIFICANT AND INCREASING AMOUNT OF INTANGIBLE ASSETS AND GOODWILL RECORDED ON OUR BALANCE SHEET, MAINLY RELATED TO ACQUISITIONS, MAY LEAD TO SIGNIFICANT IMPAIRMENT CHARGES IN THE FUTURE WHICH COULD LEAD US TO HAVE TO TAKE SIGNIFICANT CHARGES AGAINST EARNINGS.
We regularly review our long-lived assets, including identifiable intangible assets and goodwill, for impairment. Goodwill and indefinite-lived intangible assets are subject to impairment assessment at least annually. Other long-lived assets are reviewed when there is an indication that an impairment may have occurred. The amount of goodwill and identifiable intangible assets on our consolidated balance sheet has increased significantly as a result of our acquisitions and other transactions and may increase further following future potential acquisitions. In addition, we may from time to time sell assets that we determine are not critical to our strategy or execution. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could have a material adverse effect on our business, financial condition, results of operations, shareholder’s equity, and/or ordinary share price.
THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED AND WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS.
The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and requirements from regulatory agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, and promotion of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators could result in a range of fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions, and/or criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals.
In addition to the drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators in other countries. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money, and effort in such areas as production and quality control to ensure compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with good manufacturing practices and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an adverse action brought by the FDA or other regulatory bodies, which could include fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions, and/or criminal prosecution or other adverse actions.

If any regulatory body were to delay, withhold, or withdraw approval of an application, or require a recall or other adverse product action, or require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Although we have internal regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our efforts at compliance, from time to time we receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. We may receive similar observations and correspondence in the future. If we were deemed to be deficient in any significant way, or if any of the noted risks occur, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially affected.
We are subject to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment and those related to climate change. If changes to such environmental laws and regulations are made in the future that require significant changes in our operations, or if we engage in the development and manufacturing of new products requiring new or different environmental or other controls, or if we are found to have violated any applicable rules, we may be required to expend significant funds. Such changes, delays, and/or suspensions of activities or the occurrence of any of the above risks, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE USE OF LEGAL, REGULATORY, AND LEGISLATIVE STRATEGIES BY BOTH BRAND AND GENERIC COMPETITORS, INCLUDING BUT NOT LIMITED TO “AUTHORIZED GENERICS” AND REGULATORY PETITIONS, AS WELL AS THE POTENTIAL IMPACT OF PROPOSED AND NEW LEGISLATION, MAY INCREASE COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS, COULD DELAY OR PREVENT SUCH INTRODUCTION, AND COULD SIGNIFICANTLY REDUCE OUR PROFIT.
Our competitors, both branded and generic, often pursue strategies to prevent, delay, or eliminate competition from generic alternatives to branded products. These strategies include, but are not limited to:

•
entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

•	launching a generic version of their own branded product prior to or at the same time or after generic competition initially enters the market;

•
filing petitions with the FDA or other regulatory bodies seeking to prevent or delay approvals, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•
seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence or to meet other requirements for approval, and/or to prevent regulatory agency review of applications, such as through the establishment of patent linkage (laws and regulations barring the issuance of regulatory approvals prior to patent expiration);

•	initiating legislative or other efforts to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or scale of generic products;

•
introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval;

•
persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.
In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time a new drug application (an “NDA”) is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.
If proposals like these in the U.S., Europe, or in other countries where we or our partners and suppliers operate were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR FUTURE REVENUE MAY BE ADVERSELY AFFECTED.
Our future revenues and profitability will depend, in part, upon our ability to successfully develop, license, or otherwise acquire and commercialize new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including among others uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new and complex drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the European Medicine Agency in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly, and unpredictable. Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.
The approval process for generic pharmaceutical products often results in the relevant regulatory agency granting final approval to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price, margin, and sales erosion over the generic product life cycle.
In the U.S., the Hatch-Waxman Act provides for a period of 180 days of generic marketing exclusivity for each abbreviated new drug application (“ANDA”) applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with timely Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues, and gross margin for that generic product. However, our ability to obtain 180 days of generic marketing exclusivity may be dependent upon our ability to obtain FDA approval or tentative approval within an applicable time period of the FDA’s acceptance of our ANDA. If we are unable to obtain approval or tentative approval within that time period, we may risk forfeiture of such marketing exclusivity. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications.
In Europe and other countries and regions, there is no exclusivity period for the first generic product. The EMA or national regulatory agencies may grant marketing authorizations to any number of generics.
In addition, in other jurisdictions outside the U.S., we may face similar regulatory requirements and constraints. If we are unable to navigate our products through all of the regulatory requirements we face in a timely manner, or upon the occurrence of any of the other above risks, there could be an adverse effect on our product introduction plans, business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.
Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our generic biologics program and respiratory platform. We conduct R&D primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs and biosimilar applications in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new and/or complex products, our research expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as total R&D costs to develop a particular product in excess of what we anticipated. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex products as a result of those efforts, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
EVEN AFTER OUR PRODUCTS RECEIVE REGULATORY APPROVAL, SUCH PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE.
Even if we are able to obtain regulatory approvals for our pharmaceutical products, generic or branded, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively to the different levels in the distribution chain;

•	other competitor actions; and

•	the continued acceptance of and/or reimbursement for our products by government and private formularies and/or third party payors.

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs, such as the need for a patient registry, as well as delays in approvals. The occurrence of any of the above risks could adversely affect our profitability, business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE DEVELOPMENT, MANUFACTURE AND SALE OF BIOSIMILAR PRODUCTS POSES UNIQUE RISKS, AND OUR FAILURE TO SUCCESSFULLY INTRODUCE BIOSIMILAR PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND FUTURE OPERATING RESULTS.
We and our partners and suppliers are actively working to develop and commercialize biosimilar products - that is, a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of safety, purity and potency. However, significant uncertainty remains concerning both the regulatory pathway in the U.S. and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In particular, although recently enacted legislation authorizes the FDA to create a regulatory pathway for the review and approval of such products, significant uncertainty remains concerning the establishment of this regulatory regime, as well as the commercial steps necessary to successfully market and sell such products. The costs of development and approval, along with the likelihood of success for our biosimilar candidates, however, will be dependent upon any final regulations issued by the FDA or other relevant regulatory authorities.
Moreover, biosimilar products will likely be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. If we are unable to obtain FDA or other non-U.S. regulatory authority approval for our products, as needed, such products may not be commercially successful and may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to regulators, patients, physicians and payors (such as insurance companies) that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. In addition, the development and manufacture of biosimilars pose unique risks related to the supply of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials. Depending on the outcome of the foregoing risks, we may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of our investments in the development, manufacture and sale of such products. If our development efforts do not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, or upon the occurrence of any of the above risks, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
OUR BUSINESS IS HIGHLY DEPENDENT UPON MARKET PERCEPTIONS OF US, OUR BRANDS, AND THE SAFETY AND QUALITY OF OUR PRODUCTS, AND MAY BE ADVERSELY IMPACTED BY NEGATIVE PUBLICITY OR FINDINGS.
Market perceptions of us are very important to our business, especially market perceptions of our company and brands and the safety and quality of our products. If we, our partners and suppliers, or our brands suffer from negative publicity, or if any of our products or similar products which other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. Also, because we are dependent on market perceptions, negative publicity associated with product quality, patient illness, or other adverse effects resulting from, or perceived to be resulting from, our products, or our partners’ and suppliers’ manufacturing facilities, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE ILLEGAL DISTRIBUTION AND SALE BY THIRD PARTIES OF COUNTERFEIT VERSIONS OF OUR PRODUCTS OR OF DIVERTED OR STOLEN PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR REPUTATION AND OUR BUSINESS.
The pharmaceutical drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet.
Third parties may illegally distribute and sell counterfeit versions of our products that do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, unauthorized diversions of products or thefts of inventory at warehouses, plants, or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation, and our business.
Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting, diversion, or theft could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

OUR COMPETITORS, INCLUDING BRANDED PHARMACEUTICAL COMPANIES, AND/OR OTHER THIRD PARTIES, MAY ALLEGE THAT WE AND/OR OUR SUPPLIERS ARE INFRINGING UPON THEIR INTELLECTUAL PROPERTY, INCLUDING IN AN “AT RISK LAUNCH” SITUATION, IMPACTING OUR ABILITY TO LAUNCH A PRODUCT, AND/OR OUR ABILITY TO CONTINUE MARKETING A PRODUCT, AND/OR FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN.
Companies that produce branded pharmaceutical products and other patent holders routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market generic forms of their branded products, as well as other entities involved in the manufacture, supply, testing, marketing, and other aspects relating to active pharmaceutical ingredients and finished pharmaceutical products. These companies and other patent holders allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant for a generic product license as well as others who may be involved in some aspect of the research, production, distribution, or testing process. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we and/or our supplier(s) or partner(s) would, unless we or the supplier(s) or partner(s) could obtain a license from the patent holder, need to cease manufacturing and other activities, including but not limited to selling in that jurisdiction, and may need to surrender or withdraw the product, or destroy existing stock in that jurisdiction.
There also may be situations where we use our business judgment and decide to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent holder and not necessarily by the profits earned by the infringer. In the case of a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by an additional 200% in certain jurisdictions, including the U.S. Moreover, because of the discount pricing typically involved with bioequivalent (generic) products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
IF WE OR ANY PARTNER OR SUPPLIER FAIL TO OBTAIN OR ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, THEN WE COULD LOSE REVENUE UNDER OUR LICENSING AGREEMENTS OR LOSE SALES TO GENERIC COPIES OF OUR BRANDED PRODUCTS.
Our success, particularly in our specialty and branded businesses, depends in part on our or any partner’s or supplier’s ability to obtain, maintain and enforce patents, and protect trademarks, trade secrets, know-how, and other intellectual property and proprietary information. Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain and maintain patents and trademarks of sufficient scope to lawfully prevent third-parties from developing and/or marketing infringing products. In the absence of intellectual property or other protection, competitors may adversely affect our branded products business by independently developing and/or marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.
We have filed patent applications covering the composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to cover or otherwise protect our branded products. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence opposition or interference proceedings involving, or consider other challenges to, our patents or patent applications. In addition, branded products often have market viability based upon the goodwill of the product name, which typically benefits from trademark protection. Our branded products may therefore also be subject to risks related to the loss of trademark or patent protection or to competition from generic or other branded products. Challenges can come from other businesses or governments, and governments could require compulsory licensing of this intellectual property.
Any challenge to, or invalidation or circumvention of, our intellectual property (including patents or patent applications and trademark protection) would be costly, would require significant time and attention of our management, and could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
BOTH OUR GENERICS AND SPECIALTY BUSINESSES DEVELOP, FORMULATE, MANUFACTURE, OR IN-LICENSE AND MARKET PRODUCTS THAT ARE SUBJECT TO ECONOMIC RISKS RELATING TO INTELLECTUAL PROPERTY RIGHTS, COMPETITION, AND MARKET UNPREDICTABILITY.
Our products may be subject to the following risks, among others:

•	limited patent life, or the loss of patent protection;

•	competition from generic or other branded products;

•	reductions in reimbursement rates by government and other third-party payors;

•	importation by consumers;

•	product liability;

•	drug research and development risks; and

•	unpredictability with regard to establishing a market.
In addition, developing and commercializing branded products is generally more costly than generic products. If such business expenditures do not ultimately result in the launch of commercially successful brand products, or if any of the risks above were to occur, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE FACE VIGOROUS COMPETITION FROM OTHER PHARMACEUTICAL MANUFACTURERS THAT THREATENS THE COMMERCIAL ACCEPTANCE AND PRICING OF OUR PRODUCTS.
The pharmaceutical industry is highly competitive. We face competition from many U.S. and non-U.S. manufacturers, some of whom are significantly larger than we are. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:

•	proprietary processes or delivery systems;

•	larger or more productive research and development and marketing staffs;

•	larger or more efficient production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more products; or

•	more experience in developing new drugs and greater financial resources, particularly with regard to manufacturers of branded products.

The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We also face increasing competition from lower-cost generic products and other branded products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing sales of that product. As a result, sales of many of these products may decline or stop growing over time. Various factors may result in the sales of certain of our products, particularly those acquired in the EPD Transaction, declining faster than has been projected, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, proposals emerge from time to time in various jurisdictions for legislation to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could worsen this negative effect on our sales and, potentially, our business, financial condition, results of operations, cash flows and/or ordinary share price.
Competitors’ products may also be safer, more effective, more effectively marketed or sold, or have lower prices or better performance features than ours. We cannot predict with certainty the timing or impact of competitors’ products. In addition, our sales may suffer as a result of changes in consumer demand for our products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products by competitors, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES, GROSS PROFIT, OR NET EARNINGS FROM TIME TO TIME.
Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit, and net earnings. For the three months ended March 31, 2015 and 2014, Mylan’s top ten products in terms of sales, in the aggregate, represented approximately 27% and 30%, respectively, of its consolidated total revenues. It is uncertain whether this trend will continue after the EPD Transaction. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS.
A significant portion of our revenues are derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
During the years ended December 31, 2014, 2013 and 2012, Mylan Inc.’s consolidated third party net sales to Cardinal Health, Inc. were approximately 12%, 15% and 14%, respectively; Mylan Inc.’s consolidated third party net sales to McKesson Corporation were approximately 19%, 14% and 13%, respectively; and Mylan Inc.’s consolidated third party net sales to AmeriSourceBergen Corporation were approximately 13%, 10% and 7%, respectively, of consolidated net sales. It is uncertain whether this trend will continue after the EPD Transaction.
OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE PERFORMANCE OF OUR COLLABORATION PARTNERS AND SUPPLIERS.
We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that the investments made by us in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the collaboration. A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY EXPERIENCE DECLINES IN THE SALES VOLUME AND PRICES OF OUR PRODUCTS AS THE RESULT OF THE CONTINUING TREND TOWARD CONSOLIDATION OF CERTAIN CUSTOMER GROUPS, SUCH AS THE WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES, AS WELL AS THE EMERGENCE OF LARGE BUYING GROUPS.

A significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The occurrence of any of the above risks could adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE DEPEND TO A LARGE EXTENT ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) THAT CONSTITUTE THE ACTIVE PHARMACEUTICAL INGREDIENTS THAT WE USE TO MANUFACTURE OUR PRODUCTS, AS WELL AS CERTAIN FINISHED GOODS, INCLUDING CERTAIN CONTROLLED SUBSTANCES. THESE THIRD-PARTY SUPPLIERS AND DISTRIBUTORS MAY EXPERIENCE DELAYS IN OR INABILITY TO SUPPLY US WITH RAW MATERIALS NECESSARY TO THE DEVELOPMENT AND/OR MANUFACTURE OF OUR PRODUCTS.
We purchase certain API (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers.
In certain cases, we have listed only one supplier in our applications with regulatory agencies, and there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product supplied by third parties, even when we have more than one supplier. An interruption in the supply of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could cause our business, financial condition, results of operations, cash flows, and/or ordinary share price to be materially adversely affected. In addition, our manufacturing and supply capabilities could be adversely impacted by quality deficiencies in the products which our suppliers provide, or at their manufacturing facilities, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Agency (the “DEA”) in the U.S., as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE SUPPLY OF API INTO EUROPE MAY BE NEGATIVELY AFFECTED BY RECENT REGULATIONS PROMULGATED BY THE EUROPEAN UNION.
Since July 2, 2013, all API imported into the EU has needed to be certified as complying with the good manufacturing practice standards established by the EU, as stipulated by the International Conference for Harmonization. These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, the national regulatory authorities of each exporting country must: (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting an API may cause delays in delivery or shortages of an API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may prevent us from manufacturing, or cause us to have to cease manufacture of, certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES AND CERTAIN THIRD PARTY SUPPLIERS PRODUCING A SUBSTANTIAL PORTION OF OUR PRODUCTS, SOME OF WHICH REQUIRE A HIGHLY EXACTING AND COMPLEX MANUFACTURING PROCESS.
A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third party suppliers. A significant disruption at any one of such facilities within our internal or third party supply chain, even on a short-term basis, whether due to a labor strike, failure to reach acceptable agreement with labor and unions, adverse quality or compliance observation, other regulatory action, infringement of intellectual property rights, act of God, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In addition, the manufacture of some of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including among others equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, power outages, labor unrest, and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. If we or one of our suppliers experiences significant manufacturing problems, such problems could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR REPORTING AND PAYMENT OBLIGATIONS RELATED TO OUR PARTICIPATION IN U.S. FEDERAL HEALTH CARE PROGRAMS, INCLUDING MEDICARE AND MEDICAID, ARE COMPLEX AND OFTEN INVOLVE SUBJECTIVE DECISIONS THAT COULD CHANGE AS A RESULT OF NEW BUSINESS CIRCUMSTANCES, NEW REGULATIONS OR AGENCY GUIDANCE, OR ADVICE OF LEGAL COUNSEL. ANY FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO INVESTIGATION, PENALTIES, AND SANCTIONS.
Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal health care programs, including Medicare and Medicaid, are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.

Pharmaceutical manufacturers that participate in the Medicaid Drug Rebate Program, such as Mylan, are required to report certain pricing data to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs.  This data includes the Average Manufacturer Price (“AMP”) for each of the manufacturer’s covered outpatient drugs.  CMS calculates a type of U.S. federal ceiling on reimbursement rates to pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limit (“FUL”). The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes a provision requiring CMS to use the weighted average AMP for pharmaceutically and therapeutically equivalent multiple source drugs to calculate FULs, instead of the other pricing data CMS previously used. The provision was effective October 1, 2010; however, AMP-based FULs have not yet been published by CMS, except in draft form, and have not been implemented to set the federal ceiling on reimbursement rates for multiple source drugs. Although weighted average AMP-based FULs would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our commercial price negotiations.
In addition, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices (“AWP”). The government has alleged that reporting of inflated AWP has led to excessive payments for prescription drugs, and we may be named as a defendant in actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal health care programs, including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments - and even in the absence of any such ambiguity - a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS, OR OTHER THIRD-PARTY PAYORS. IN ADDITION, THE USE OF TENDER SYSTEMS AND OTHER FORMS OF PRICE CONTROL COULD REDUCE PRICES FOR OUR PRODUCTS OR REDUCE OUR MARKET OPPORTUNITIES.
Various governmental authorities (including, among others, the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as HMOs in the U.S., provide reimbursements or subsidies to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care, and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Such a decline could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In addition, a number of markets in which we operate have implemented or may implement tender systems or other forms of price controls for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender.
Certain other countries may consider the implementation of a tender system or other forms of price controls. Even if a tender system is ultimately not implemented, the anticipation of such could result in price reductions. Failing to win tenders, or the implementation of similar systems or other forms of price controls in other markets leading to further price declines, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
LEGISLATIVE OR REGULATORY PROGRAMS THAT MAY INFLUENCE PRICES OF PHARMACEUTICAL PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
Current or future U.S. federal, U.S. state or other countries’ laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. For example, programs in existence in certain states in the U.S. seek to broadly set prices, within those states, through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular state Medicare and/or Medicaid programs, or changes required in the way in which Medicare and/or Medicaid rebates are calculated under such programs, could adversely affect the prices we receive for our products and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In order to control expenditure on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.
Several countries in which we operate have implemented, or plan to or may implement, government mandated price reductions and/or other controls. When such price cuts occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market after the price decrease. Such price reductions or controls could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

HEALTH CARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, health care services in the U.S., and it is likely that Congress and state legislatures and health agencies will continue to focus on health care reform in the future. The PPACA and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively, the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.
We are unable to predict the future course of federal or state health care legislation. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored health care system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets, and may create the opportunity for third party cross border trade.
If significant additional reforms are made to the U.S. health care system, or to the health care systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES.
We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract, and claims involving Medicare and/or Medicaid reimbursements, or laws relating to sales, marketing, and pricing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government health-care-related programs. With respect to government antitrust enforcement and private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
With respect to product liability, we maintain a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. Emerging developments in the U.S. legal landscape relative to the liability of generic pharmaceutical manufacturers for certain product liabilities claims could increase our exposure litigation costs and damages. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In addition, in limited circumstances, entities that we acquired are party to litigation in matters under which we are, or may be, entitled to indemnification by the previous owners. Even in the case of indemnification, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, or that we will not experience an adverse result in a matter that is not indemnified, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE HAVE A NUMBER OF CLEAN ENERGY INVESTMENTS WHICH ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES.
We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under Section 45 of the Code. Our ability to claim tax credits under Section 45 of the Code depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in Section 45 of the Code. These include, among others, the emissions reduction, “qualifying technology”, and “placed-in-service” requirements of Section 45 of the Code, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in Section 45 of the Code. Additionally, Congress could modify or repeal Section 45 of the Code and remove the tax credits retroactively.

In addition, Section 45 of the Code contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments.
Finally, when the price of natural gas or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal, eliminate coal in the production of electricity or are otherwise unable to operate for an extended period of time, the availability of the tax credits would also be reduced. The occurrence of any of the above risks could adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.

WE HAVE SIGNIFICANT INDEBTEDNESS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER SUCH INDEBTEDNESS. ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES.
Our level of indebtedness could have important consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates; and

•	placing us at a competitive disadvantage to our competitors that have less debt.
Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our senior credit agreement and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
In addition, if we incur additional debt, the risks described above could intensify. If global credit markets return to their recent levels of contraction, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Our credit facilities, senior unsecured notes, accounts receivable securitization facility, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our Revolving Credit Agreement, 2014 Term Loan, and accounts receivable securitization facility require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO MYLAN INC.’S OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR ORDINARY SHARE PRICE INCREASES. ALSO, MYLAN INC. HAS ENTERED INTO HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS.
Prior to the consummation of the EPD Transaction, the value of the total amount of indebtedness related to Mylan Inc.’s Cash Convertible Notes was based on Mylan Inc.’s share price. In connection with the consummation of the EPD Transaction, we and Mylan Inc. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time to time in accordance with such indenture shall be made by reference to our ordinary shares. From and after the consummation of the EPD Transaction, the value of the total amount of indebtedness related to the Cash Convertible Notes is based on our ordinary share price. Under applicable accounting rules, the cash conversion feature that is a term of the Cash Convertible Notes must be recorded as a liability on our balance sheet and periodically marked to fair value. If our ordinary share price increases, the liability associated with the cash conversion feature would increase and, because this liability must be periodically marked to fair value on our balance sheet, the total amount of indebtedness related to the Cash Convertible Notes that is shown on our balance sheet would also increase. This could have adverse effects on us, including under any future debt agreements that contain covenants based on a definition of total indebtedness as defined under U.S. GAAP. As a result, we may not be able to comply with such covenants in the future, which could, among other things, restrict our ability to grow our business, take advantage of business opportunities or respond to competitive pressures. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In connection with the issuance of the Cash Convertible Notes, Mylan Inc. entered into note hedge and warrant transactions with certain financial institutions, each of which we refer to as a counterparty. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value is based on our ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, Mylan Inc. may settle the obligations under the warrant transaction by delivering our ordinary shares and we guaranteed Mylan Inc.’s obligations under the warrant transactions. The convertible note hedge is comprised of purchased cash-settled call options that are expected to reduce Mylan Inc.’s exposure to potential cash payments required to be made by Mylan Inc. upon the cash conversion of the Cash Convertible Notes. Together, each of the convertible note hedges and warrant transactions are expected to provide us and Mylan Inc. with some protection against increases in our ordinary share price over the conversion price per share. However, there is no assurance that these transactions will remain in effect at all times. Also, although we believe the counterparties are highly rated financial institutions, there are no assurances that the counterparties will be able to perform their respective obligations under the agreements Mylan Inc. has with each of them. Any net exposure related to conversion of the Cash Convertible Notes or any failure of the counterparties to perform their obligations under the agreements Mylan Inc. has with them could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ENTER INTO VARIOUS AGREEMENTS IN THE NORMAL COURSE OF BUSINESS WHICH PERIODICALLY INCORPORATE PROVISIONS WHEREBY WE INDEMNIFY THE OTHER PARTY TO THE AGREEMENT.
In the normal course of business, we periodically enter into commercial, employment, legal settlement, and other agreements which incorporate indemnification provisions. In some but not all cases, we maintain insurance coverage which we believe will effectively mitigate our obligations under certain of these indemnification provisions. However, should our obligation under an indemnification provision exceed any applicable coverage or should coverage be denied, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH U.S. GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS OR CHANGES IN ACCOUNTING STANDARDS COULD LEAD TO A RESTATEMENT OR REVISION TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS.

The Consolidated and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

WE MUST MAINTAIN ADEQUATE INTERNAL CONTROLS AND BE ABLE ON AN ANNUAL BASIS, TO PROVIDE AN ASSERTION AS TO THE EFFECTIVENESS OF SUCH CONTROLS.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
As part of maintaining adequate internal controls, we need to timely and effectively implement any internal controls and procedures over the EPD Business that are necessary for us to satisfy the requirements of Section 404. We intend, to the extent necessary, to take appropriate measures to establish or enhance internal controls at the EPD Business so that we meet the requirements of Section 404 and are in position to include the EPD Business in our annual assessment of the effectiveness of internal controls as of December 31, 2015. However, it is possible that we may experience delays in implementing or be unable to implement necessary internal controls and procedures with respect to the EPD Business. In addition, in connection with the attestation process required of our independent registered public accounting firm pursuant to Section 404, we may encounter problems or delays in completing the implementation of any requested improvements. Accordingly, either we or our independent registered public accounting firm (or both) may conclude that our internal controls are ineffective because of a material weakness in internal controls at the EPD Business, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
There is a limited carveout offered by the SEC staff in its published Frequently Asked Questions on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007) which allows an acquired business to be excluded from a company’s assessment of its internal controls in circumstances where it is not possible to conduct an assessment of the acquired business’s internal controls and less than a year has passed since an acquisition. There can be no assurance that we will not need to avail ourselves of this relief. If we do exclude internal controls at the EPD Business from our assessment of internal controls pursuant to this carveout and we are otherwise able to conclude that our internal controls were effective as of December 31, 2015, there can be no assurance that our exclusion of internal controls at the EPD Business from our assessment will not be met with negative market reaction and will not have an adverse effect on our ordinary share price.
OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. LOSS OF KEY PERSONNEL COULD LEAD TO LOSS OF CUSTOMERS, BUSINESS DISRUPTION, AND A DECLINE IN REVENUES, ADVERSELY AFFECT THE PROGRESS OF PIPELINE PRODUCTS, OR OTHERWISE ADVERSELY AFFECT OUR OPERATIONS.

It is important that we attract and retain qualified personnel in order to develop and commercialize new products, manage our business, and compete effectively. Competition for qualified personnel in the pharmaceutical industry is very intense. If we fail to attract and retain key scientific, technical, commercial, or management personnel, our business could be affected adversely. Additionally, while we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. Current and prospective employees might also experience uncertainty about their future roles with us following the consummation of the EPD Transaction, which might adversely affect our ability to retain key managers and other employees. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

THE HISTORICAL INFORMATION ABOUT THE EPD BUSINESS AND ITS COMBINED FINANCIAL STATEMENTS ARE NOT NECESSARILY REPRESENTATIVE OF THE RESULTS THAT THE EPD BUSINESS WOULD HAVE ACHIEVED IF OPERATED BY MYLAN.

The historical information about the EPD Business contained in Mylan N.V.’s Registration Statement on Form S-4, as amended, which was declared effective by the SEC on December 23, 2014 (the “Registration Statement”) and Amendment No. 1 to the Current Report on Form 8-K/A filed on March 26, 2015 (the “Form 8-K/A”) refers to the EPD Business as operated by and integrated with Abbott. The combined financial statements of the EPD Business are derived from the consolidated financial statements and accounting records of Abbott. Accordingly, the combined financial statements of the EPD Business do not necessarily reflect the financial condition, results of operations, and/or cash flows that the EPD Business would have achieved if operated by Mylan.
OUR ACTUAL FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THE UNAUDITED PRO FORMA FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT.
The unaudited pro forma financial information contained in the Form 10-Q is presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the EPD Transaction been completed on the dates indicated. The unaudited pro forma financial information has been derived from the consolidated financial statements of Mylan Inc. and the combined financial statements of the EPD Business and certain adjustments and assumptions have been made regarding Mylan after giving effect to the EPD Transaction. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. For example, the unaudited pro forma financial information does not reflect all costs that we are expected to incur in connection with the EPD Transaction. Accordingly, the actual financial position and results of our operations following the EPD Transaction may not be consistent with, or evident from, this unaudited pro forma financial information. In addition, the assumptions used in preparing the unaudited pro forma financial information may not prove to be accurate, and other factors may affect our business, financial condition, results of operations, cash flows, and/or ordinary share price, including, among others, those described herein.
THE EPD BUSINESS HAS NO HISTORY OPERATING IN THE STRUCTURE IN WHICH IT CURRENTLY OPERATES.
Prior to the consummation of the EPD Transaction, the EPD Business had been operated by Abbott as part of its broader corporate organization. As a result of the EPD Business’s separation from Abbott, the EPD Business may encounter operational or financial difficulties that would not have occurred if the EPD Business continued operating in its former structure. For example, the EPD Business’s working capital and capital for general corporate purposes have historically been provided as part of the corporate-wide cash management policies of Abbott. We may need to obtain additional financing for the EPD Business from lenders, public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. Similarly, the EPD Business’s combined financial statements reflect allocations of expenses from Abbott for corporate functions and may differ from the expenses the EPD Business would have incurred had the EPD Business been operated by us, and the EPD Business will need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which it will no longer have access after closing and, for certain services to be provided pursuant to a transition services agreement entered into in connection with the consummation of the EPD Transaction (the “Transition Services Agreement”), the expiration of the Transition Services Agreement. In addition, as a result of the separation of the EPD Business from Abbott, other significant changes may occur in the EPD Business’s cost structure, management, financing, and business operations as a result of operating separately from Abbott that could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

THE EPD BUSINESS AND ABBOTT ARE INTERDEPENDENT WITH RESPECT TO CERTAIN TRANSITION SERVICES AND MANUFACTURING AND SUPPLY OF CERTAIN PRODUCTS AND SHARE CERTAIN INTELLECTUAL PROPERTY.
Prior to the EPD Transaction, Abbott or one of its affiliates performed various corporate functions for the EPD Business, such as accounting, information technology, and finance, among others. After closing, Abbott is required to provide some of these functions to the EPD Business for a period of time pursuant to the Transition Services Agreement. The EPD Business may incur temporary interruptions in business operations if it cannot transition effectively from Abbott’s existing operational systems and the transition services that support these functions as the EPD Business replaces these systems or integrates them with our systems. The EPD Business is dependent on Abbott providing these transition services, and we could be negatively impacted if Abbott fails to perform under the Transition Services Agreement. In addition, after closing, Abbott or one of its affiliates is required to manufacture products for the EPD Business, pursuant to certain agreements providing for, among other things, manufacturing and supply services. Disruptions or disagreements related to the third-party manufacturing relationship with Abbott could impair our ability to ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers.

For a certain period of time after closing, Mylan has certain obligations to provide transition services to Abbott and to manufacture and supply products to Abbott. Accordingly, we may need to allocate resources to provide transition services or manufacturing capacity to Abbott in lieu of supplying products for the EPD Business, which could have a negative impact on us.
In addition, Abbott or one of its affiliates owns registrations, including marketing authorizations, for certain products of the EPD Business in certain jurisdictions, and disagreements could arise regarding Abbott’s or our use of such registrations in the territory allocated to each party.
The risks related to the foregoing relationships between us and Abbott could be exacerbated if Abbott fails to perform under the Business Transfer Agreement and related agreements or the EPD Business fails to have necessary systems and services in place when the obligations under the Business Transfer Agreement and related agreements expire, and such risks could have a negative impact on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR BUSINESS RELATIONSHIPS, INCLUDING CUSTOMER RELATIONSHIPS, MAY BE SUBJECT TO DISRUPTION DUE TO THE EPD TRANSACTION.
Parties with which we currently do business or may do business in the future, including customers and suppliers, may experience ongoing uncertainty associated with the EPD Transaction, including with respect to current or future business relationships with us. As a result, our business relationships may be subject to disruptions if customers, suppliers, and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. For example, certain customers and collaborators have contractual consent rights or termination rights that may have been triggered by a change of control or assignment of the rights and obligations of contracts that were transferred in the EPD Transaction. In addition, our contract manufacturing business could be impaired if existing or potential customers determine not to continue or initiate contract manufacturing relationships with us. These disruptions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ARE IN THE PROCESS OF ENHANCING AND FURTHER DEVELOPING OUR GLOBAL ERP SYSTEMS AND ASSOCIATED BUSINESS APPLICATIONS, WHICH COULD RESULT IN BUSINESS INTERRUPTIONS IF WE ENCOUNTER DIFFICULTIES.
We are enhancing and further developing our global ERP and other business critical information technology (“IT”) infrastructure systems and associated applications to provide more operating efficiencies and effective management of our business and financial operations. Such changes to ERP systems and related software, and other IT infrastructure carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP enhancements, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ARE INCREASINGLY DEPENDENT ON INFORMATION TECHNOLOGY AND OUR SYSTEMS AND INFRASTRUCTURE FACE CERTAIN RISKS, INCLUDING CYBERSECURITY AND DATA LEAKAGE RISKS.
Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S., including significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. We and our vendors could be susceptible to third party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information and invested heavily in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE EXPANSION OF SOCIAL MEDIA PLATFORMS PRESENT NEW RISKS AND CHALLENGES.
The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information or the improper dissemination of material non-public information. In addition, negative posts or comments about us on any social networking web site could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

FOR A CERTAIN PERIOD AFTER CONSUMMATION OF THE EPD TRANSACTION, WE MAY NOT BE PERMITTED TO ENTER INTO CERTAIN TRANSACTIONS THAT MIGHT OTHERWISE BE BENEFICIAL TO OUR SHAREHOLDERS.

For at least 90 days after closing of the EPD Transaction, we may not, without the consent of Abbott, issue, or agree to issue, any securities or equity rights, other than issuances of Mylan N.V. ordinary shares in connection with the exercise of outstanding equity rights and issuances of Mylan N.V. preferred shares to the Foundation pursuant to the exercise of the call option granted to the Foundation. The foregoing prohibitions could have the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time. Abbott has agreed to waive certain provisions of the Shareholder Agreement which restricted our ability, during the restricted period set forth in the Shareholder Agreement, to issue, or enter into any agreement or commitment to issue, equity in connection with mergers and acquisitions or to blackout Abbott’s registration rights in order to pursue mergers and acquisitions.

Risks Related to the Perrigo Proposal

IF COMPLETED, THE PERRIGO TRANSACTION MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT MYLAN’S PLANS AND OPERATIONS.
We cannot assure you that Mylan will be able to successfully integrate the business of Perrigo with the business of Mylan or otherwise realize the expected benefits of the acquisition, directly or indirectly (whether by way of the offer (and subsequent compulsory acquisition) or any other legal arrangement) of all or any portion of the ordinary shares of Perrigo outstanding (on a fully diluted basis) as of the consummation of such acquisition (the “Perrigo Acquisition”) and the issuance of Mylan ordinary shares to Perrigo shareholders as part of the consideration in the Perrigo Acquisition (the “Perrigo Share Issuance” and, together with the Perrigo Acquisition, the “Perrigo Transaction”). Mylan’s ability to realize the anticipated benefits of the Perrigo Transaction will depend, to a large extent, on Mylan’s ability to integrate Perrigo with the business of Mylan and realize the benefits of the combined business. The combination of two independent businesses is a complex, costly and time-consuming process. Mylan’s business may be negatively impacted following the Perrigo Transaction if it is unable to effectively manage its expanded operations. The integration will require significant time and focus from management following the Perrigo Transaction and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the Perrigo Transaction could disrupt current plans and operations, which could delay the achievement of Mylan’s strategic objectives.
The expected synergies and operating efficiencies of the Perrigo Transaction may not be fully realized, which could result in increased costs and have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of combining the operations of the businesses include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from combining Perrigo with Mylan;

•	difficulties in the integration of operations and systems, including enterprise resource planning systems;

•	difficulties in the integration of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of Mylan’s control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, even if the operations of Mylan and Perrigo are integrated successfully, Mylan may not realize the full anticipated benefits of the Perrigo Transaction, including the synergies, operating efficiencies, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to the earnings per share of the combined business, decrease or delay the expected accretive effect of the Perrigo Transaction, and/or negatively impact the price of the ordinary shares of the combined business.
IF GOODWILL OR OTHER INTANGIBLE ASSETS THAT MYLAN RECORDS IN CONNECTION WITH THE PERRIGO TRANSACTION BECOME IMPAIRED, MYLAN COULD HAVE TO TAKE SIGNIFICANT CHARGES AGAINST EARNINGS.
In connection with the accounting for the Perrigo Transaction, Mylan expects to record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, Mylan must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Amortizing intangible assets will also be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, shareholder’s equity, and/or ordinary share price.
MYLAN WILL NEED TO TIMELY AND EFFECTIVELY IMPLEMENT ITS INTERNAL CONTROLS OVER PERRIGO’S OPERATIONS AS REQUIRED UNDER THE SARBANES-OXLEY ACT OF 2002.
Following the consummation of the Perrigo Transaction, Mylan will need to timely and effectively implement its own internal controls and procedures over Perrigo necessary for Mylan to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002, including the requirements to provide an annual management assessment of the effectiveness of internal controls over financial reporting and a report by Mylan’s independent registered public accounting firm addressing these assessments. Mylan intends, to the extent necessary, to take appropriate measures to establish or implement an internal control environment at Perrigo so that Mylan meets the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is

possible that Mylan may experience delays in implementing or will be unable to implement the required internal financial reporting controls and procedures with respect to Perrigo. In addition, in connection with the attestation process required under the Sarbanes-Oxley Act of 2002 by Mylan’s independent registered public accounting firm, Mylan may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation. If Mylan cannot favorably assess the effectiveness of its internal controls over financial reporting, or if Mylan’s independent registered public accounting firm is unable to provide an unqualified attestation report, there could be a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
ALTHOUGH MYLAN CURRENTLY EXPECTS THAT THE OFFER AND COMPULSORY ACQUISITION WILL BE ACCRETIVE, THE PERRIGO TRANSACTION, ONCE COMPLETED, MAY NOT BE ACCRETIVE AND MAY CAUSE DILUTION TO MYLAN’S ADJUSTED EARNINGS PER SHARE, WHICH MAY NEGATIVELY AFFECT THE MARKET PRICE OF MYLAN ORDINARY SHARES.
Mylan currently expects that the Perrigo Transaction will be accretive to its adjusted annual earnings per share on a fully synergized basis. This expectation is based on preliminary estimates of synergies, which may change materially. Mylan could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Perrigo Transaction or the difficulty of managing a larger company. All of these factors could cause dilution to Mylan’s adjusted earnings per share or decrease or delay the expected accretive effect of the Perrigo Transaction and cause a decrease in the market price of Mylan ordinary shares.
MYLAN WILL INCUR SIGNIFICANT TRANSACTION-RELATED COSTS IN CONNECTION WITH THE PERRIGO TRANSACTION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON MYLAN’S BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
Mylan will incur significant transaction costs relating to the Perrigo Transaction, including legal, accounting, financial advisory, regulatory, and other expenses which could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows and/or ordinary share price. Many of these expenses are payable by Mylan whether or not the Perrigo Transaction is completed. Most of these expenses will be comprised of transaction costs related to the Perrigo Transaction, and the bridge loan credit facility. Mylan will also incur transaction fees and costs related to formulating integration plans. These fees and costs may be higher or lower than estimated. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although Mylan expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Mylan to offset incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.
MYLAN WILL INCUR A SUBSTANTIAL AMOUNT OF INDEBTEDNESS TO ACQUIRE THE PERRIGO ORDINARY SHARES PURSUANT TO THE PERRIGO TRANSACTION.
In connection with the Perrigo Transaction, Mylan has entered into a new bridge loan credit facility of approximately $12.5 billion to fund the cash portion of the consideration of the Perrigo Transaction. Mylan cannot guarantee that it will be able to generate sufficient cash flow to make all of the principal and interest payments under this indebtedness when such payments are due or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to so repay or refinance such indebtedness when due could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
DISRUPTION IN THE FINANCIAL MARKETS COULD AFFECT MYLAN’S ABILITY TO REFINANCE THE BRIDGE LOAN CREDIT FACILITY ON FAVORABLE TERMS, OR AT ALL.
If and to the extent drawn, the bridge loan credit facility must be repaid within 364 days with respect to the $11.0 billion Tranche A Loan and within six months with respect to the approximately $1.5 billion Tranche C Loan, in each case after the loans are funded. Mylan anticipates refinancing, or obtaining alternative financing to repay, the bridge loan credit facility. Disruptions in the commercial credit markets or uncertainty in the United States, European Union or elsewhere could result in a tightening of financial markets. As a result of financial market turmoil or other economic, financial or commercial factors, Mylan may not be able to obtain alternate financing in order to repay the bridge loan credit facility or refinance the bridge loan facility on favorable terms, or at all.
If Mylan is unable to successfully obtain alternative financing or refinance the bridge loan credit facility on favorable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to Mylan. If Mylan is unable to obtain alternate financing or refinance at all, the outstanding amounts under the bridge loan credit facility must be repaid within 364 days with respect to the $11.0 billion Tranche A Loan and within six months with respect to the approximately $1.5 billion Tranche C Loan, in each case after the loans are funded. The failure to so repay or refinance such indebtedness when due could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows and/or ordinary share price.
MYLAN WILL HAVE SIGNIFICANT ADDITIONAL INDEBTEDNESS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS WITH RESPECT TO SUCH INDEBTEDNESS. ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES. MYLAN’S SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES.
Mylan’s increased indebtedness following the consummation of the Perrigo Transaction could have adverse consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates; and

•	placing us at a competitive disadvantage to our competitors that have less debt.
In addition, although the combined company is expected to maintain an investment grade credit rating, Mylan’s increased indebtedness following the consummation of the offer and compulsory acquisition could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries, which could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.
The terms of Mylan’s indebtedness today impose, and any additional indebtedness we incur in the future may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates and our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, certain of our credit facilities and our accounts receivable securitization facility, as well as certain agreements governing Perrigo’s indebtedness, require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
LOSS OF KEY PERSONNEL COULD LEAD TO LOSS OF CUSTOMERS, BUSINESS DISRUPTION, AND A DECLINE IN REVENUES, ADVERSELY AFFECT THE PROGRESS OF PIPELINE PRODUCTS, OR OTHERWISE ADVERSELY AFFECT THE OPERATIONS OF MYLAN.
Mylan’s success after the Perrigo Acquisition will depend in part upon its ability to retain key employees of Mylan and Perrigo. Prior to and following the Perrigo Acquisition, employees of Mylan and Perrigo might experience uncertainty about their future roles with Mylan following the consummation of the Perrigo Acquisition, which might adversely affect Mylan’s ability to retain key managers and other employees of both companies. Competition for qualified personnel in the pharmaceutical industry is very intense. Mylan may lose key personnel or may be unable to attract, retain, and motivate qualified individuals or the associated costs to Mylan may increase significantly, which could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or ordinary share price of Mylan.
THE EXCHANGE RATIO FOR THE SHARE PORTION OF THE PERRIGO TRANSACTION CONSIDERATION DOES NOT INCLUDE AN ADJUSTMENT MECHANISM. BECAUSE THE MARKET PRICE OF MYLAN ORDINARY

SHARES MAY FLUCTUATE, MYLAN SHAREHOLDERS CANNOT BE SURE OF THE MARKET VALUE OF THE MYLAN ORDINARY SHARES THAT WILL BE ISSUED IN CONNECTION WITH THE PERRIGO TRANSACTION.
Each Perrigo ordinary share that is acquired in the Perrigo Transaction will be exchanged for (i) $75.00 in cash, without interest and less any required withholding taxes, and (ii) 2.3 Mylan ordinary shares. The exchange ratio for the share portion of the Perrigo Transaction consideration does not include an adjustment mechanism and will not be adjusted in case of any increases or decreases in the price of Mylan ordinary shares or Perrigo ordinary shares. The market value of the Mylan ordinary shares that tendering Perrigo shareholders will receive in the Perrigo Transaction will depend on the market value of Mylan ordinary shares at the time tendered shares are exchanged and could vary significantly from the market value of Mylan ordinary shares as of the date of Mylan’s proxy statement in connection with the Perrigo Proposal.
Changes in the price of Mylan ordinary shares may result from a variety of factors, including general market and economic conditions, changes in Mylan’s business, operations and prospects, regulatory considerations, market reaction to the Perrigo Transaction and related developments and as a result of the risks described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Many of these factors are beyond the control of Mylan. If the price of Mylan ordinary shares increases, Perrigo shareholders will receive greater value for their shares upon consummation of the Perrigo Transaction than the value calculated pursuant to the exchange ratio on the date the Perrigo Transaction was announced. Because the Perrigo Acquisition may not be completed until certain conditions have been satisfied or waived, a significant period of time may pass between the commencement of the Perrigo Transaction and the time that Mylan accepts Perrigo ordinary shares for exchange.
Therefore, at the time Mylan shareholders approve the Perrigo Transaction, they will not know the exact market value of the Mylan ordinary shares that will be issued if the Perrigo Transaction is consummated.
FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE OPERATIONAL OR OTHER SYNERGIES TO MYLAN.
The offer is conditional upon valid acceptances of our offer being received (and, where permitted, not withdrawn) of not less than 80% of all issued and unconditionally allotted Perrigo ordinary shares (calculated on fully diluted basis), but this percentage may be reduced by Mylan to any percentage above 50%. Were this percentage to be reduced, we could complete the Perrigo Acquisition but would not be able to acquire compulsorily the remaining Perrigo ordinary shares we do not own. We would then be entitled to exercise control of Perrigo and affect the composition of Perrigo’s board of directors. However, depending on the percentage of outstanding Perrigo ordinary shares acquired, it may take longer and be more difficult to complete any post-closing restructuring, and the full amount of the expected operational and other synergies identified for Mylan may not be obtained or may only be obtained over a longer period of time. In addition, if we own less than 100% of Perrigo after completion of the Perrigo Transaction, we may not be able to carry out joint cash pooling or other intra-company transactions with Perrigo and its subsidiaries on favorable terms or at all. This may adversely affect our ability to achieve the expected amount of operational and other synergies after the Perrigo Transaction is completed.
ALTHOUGH MYLAN HAS COMMITTED TO MAKE ANY AND ALL DIVESTITURES AND OTHER SUBSTANTIVE ACTIONS, NECESSARY OR REQUIRED, IN ORDER TO CLEAR OR APPROVE THE PERRIGO ACQUISITION UNDER THE HSR ACT, MYLAN MUST OBTAIN REQUIRED APPROVALS AND CONSENTS TO CONSUMMATE THE PERRIGO TRANSACTION, WHICH, IF DELAYED OR NOT GRANTED, MAY JEOPARDIZE OR DELAY THE CONSUMMATION OF THE PERRIGO TRANSACTION, RESULT IN ADDITIONAL EXPENDITURES OF MONEY AND RESOURCES, AND/OR REDUCE THE ANTICIPATED BENEFIT OF THE PERRIGO TRANSACTION.
The Perrigo Transaction is subject to customary closing conditions. These closing conditions include, among others, the effectiveness of the registration statement to register the issuance of the Mylan ordinary shares in the Perrigo Share Issuance and the receipt of the relevant approvals under the antitrust and competition laws of certain countries under which filings or approvals are required. Mylan has committed to make any and all divestitures and other substantive actions necessary or required in order to ensure the HSR Pre-Condition, as defined below, is satisfied. The making of the offer to acquire all of the outstanding Perrigo ordinary shares is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the HSR Act, (ii) a final decision to clear or approve the consummation of the Perrigo Acquisition under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015 (the “HSR Pre-Condition”).
The governmental agencies from which Mylan will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Perrigo Transaction, agencies may impose requirements, limitations, or costs or require divestitures or place restrictions on the conduct of Mylan’s businesses after closing. These requirements, limitations, costs, divestitures, or restrictions could delay the consummation of the Perrigo Transaction or may reduce the anticipated benefits of the Perrigo Transaction. Further, no assurance can be given that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions, and timing of the consents and approvals. Pursuant to the legally binding process under the Irish Takeover Rules to commence its offer for Perrigo in order to effect the Perrigo Acquisition, Mylan is generally required to commit to take, and take, any and all steps necessary to avoid or eliminate impediments or objections, if any, that may be asserted by governmental agencies from which Mylan seeks consents or approvals, including any divestitures needed to obtain any antitrust or competition approvals. If Mylan agrees to any material requirements, limitations, costs, divestitures, or restrictions in order to obtain any approvals required to consummate the Perrigo Acquisition these requirements, limitations, costs, divestitures or restrictions could adversely affect Mylan’s ability to integrate Mylan’s operations with Perrigo or reduce the anticipated benefits of the Perrigo Acquisition. This could delay the consummation of the Perrigo Acquisition or have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
MYLAN HAS NOT HAD ACCESS TO PERRIGO’S NON-PUBLIC INFORMATION. THEREFORE, MYLAN MAY BE SUBJECT TO UNKNOWN LIABILITIES OF PERRIGO.
To date, Mylan has conducted a due diligence review based only on Perrigo’s publicly available information. The consummation of the Perrigo Transaction may constitute a default, or an event that, with or without notice or lapse of time or both, would constitute a default, or result in the termination, cancellation, acceleration or other change of any right or obligation (including, without limitation, any payment obligation) under Perrigo’s agreements that are not publicly available. As a result, after the consummation of the Perrigo Transaction, Mylan may be subject to unknown liabilities, or other unknown risks relating to the business and operations, of Perrigo, which may have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE MARKET PRICE OF MYLAN ORDINARY SHARES AFTER THE PERRIGO TRANSACTION MAY BE AFFECTED BY FACTORS DIFFERENT FROM THOSE CURRENTLY AFFECTING MYLAN AND PERRIGO ORDINARY SHARES.
The businesses of Mylan and Perrigo differ in many respects, including relative focus on specialty brands, generics, OTC and nutritional products and, accordingly, the results of operations of Mylan and the market price of Mylan ordinary shares after the Perrigo Transaction may be affected by factors different from those currently affecting the independent results of operations of Mylan and Perrigo.
THE MARKET FOR MYLAN ORDINARY SHARES MAY BE ADVERSELY AFFECTED BY THE ISSUANCE OF SHARES PURSUANT TO THE PERRIGO TRANSACTION.
In connection with the completion of the Perrigo Transaction, Mylan expects to issue up to 339,346,561 Mylan ordinary shares and could issue more ordinary shares depending on Perrigo’s share capital at the completion of the Perrigo Transaction. The issuance of these new Mylan ordinary shares could have the effect of depressing the market price for our ordinary shares.
CURRENT MYLAN SHAREHOLDERS WILL HAVE A REDUCED OWNERSHIP AND VOTING INTEREST AFTER THE CONSUMMATION OF THE PERRIGO TRANSACTION AND WILL EXERCISE LESS INFLUENCE OVER THE MANAGEMENT AND POLICIES OF MYLAN AS A RESULT OF THE PERRIGO TRANSACTION.
Following the consummation of the Perrigo Transaction, holders of Mylan ordinary shares will own the same number of shares of Mylan that they owned in Mylan immediately before consummation of the Perrigo Transaction. Each ordinary share of Mylan, however, will represent a smaller ownership percentage of a larger company. Based on certain assumptions regarding the number of Perrigo ordinary shares to be acquired and the number of Mylan ordinary shares that will be outstanding, Mylan estimates that, if all Perrigo ordinary shares are acquired pursuant to the Perrigo Transaction, holders of Mylan ordinary shares will own approximately 61% of the outstanding Mylan ordinary shares on a fully diluted basis and former Perrigo shareholders will own approximately 39% of the outstanding Mylan ordinary shares on a fully diluted basis. As a result, current Mylan shareholders will have less influence over the management and policies of Mylan than they do now.
THE BUSINESS RELATIONSHIPS OF MYLAN AND PERRIGO, INCLUDING CUSTOMER RELATIONSHIPS, MAY BE SUBJECT TO DISRUPTION DUE TO UNCERTAINTY ASSOCIATED WITH THE PERRIGO TRANSACTION.
Parties with which Mylan and Perrigo currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Perrigo Transaction (regardless of whether it is in fact consummated), including with respect to current or future business relationships with Mylan, Perrigo or the combined company. As a result, the business relationships of Mylan and Perrigo may be subject to disruptions if customers, suppliers, or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Mylan or Perrigo. For example, certain customers and collaborators may have contractual consent rights or termination rights that may be triggered by a change of control or assignment of the rights and obligations of contracts that will be transferred in the Perrigo Transaction. In addition, the contract manufacturing business of the combined business could be impaired if existing or potential customers of Mylan or Perrigo determine not to continue or initiate contract manufacturing relationships with the combined business. These disruptions could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or ordinary share price of Mylan or the combined business or a material adverse effect on the business, financial condition, results of operations, and/or cash flows of Perrigo. The effect of such disruptions could be exacerbated by a delay in the consummation of the Perrigo Transaction.
IF COUNTERPARTIES TO CERTAIN AGREEMENTS WITH PERRIGO, INCLUDING CERTAIN DEBT AGREEMENTS, DO NOT CONSENT, CHANGE OF CONTROL RIGHTS UNDER THOSE AGREEMENTS MAY BE TRIGGERED AS A RESULT OF THE PERRIGO ACQUISITION, WHICH COULD CAUSE MYLAN TO LOSE THE BENEFIT OF SUCH AGREEMENTS AND INCUR MATERIAL LIABILITIES OR REPLACEMENT COSTS.
Perrigo may be party to agreements that contain change-of-control, or certain other provisions that will be triggered as a result of the Perrigo Acquisition. If the counterparties to these agreements do not consent to the acquisition of Perrigo, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in Perrigo incurring liabilities as a consequence of breaching such agreements, or causing the combined business to lose the benefit of such agreements or incur costs in seeking replacement agreements.
Perrigo may have certain debt obligations that contain change-of-control, or certain other provisions, that will be triggered as a result of the Perrigo Acquisition. If these provisions are triggered, the debt obligations may have to be repurchased, refinanced or otherwise settled. We cannot assure you that sufficient funds will be available to repurchase any outstanding debt obligations or that we will be able to refinance or otherwise settle such debt obligations on favorable terms, if at all.
Mylan has not had the opportunity to conduct comprehensive due diligence on Perrigo and to evaluate fully the extent to which these risk factors will affect the combined company. To date, Mylan has conducted a due diligence review based only on Perrigo’s publicly available information. As a result, after the consummation of the Perrigo Transaction, Mylan may be subject to unknown liabilities, or other unknown risks related to the business and operations, of Perrigo, which may have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE PERRIGO ACQUISITION, IF SUCCESSFUL, WILL TRIGGER CERTAIN PROVISIONS CONTAINED IN PERRIGO’S EMPLOYEE BENEFIT PLANS OR AGREEMENTS THAT WILL REQUIRE MYLAN TO MAKE CHANGE IN CONTROL PAYMENTS.
Certain of Perrigo’s employee benefit plans or agreements contain change in control clauses providing for compensation to be paid to, or received by, certain Perrigo employees either upon a change in control, or if, following a change in control, Perrigo terminates the employment relationship with these employees under certain circumstances or these employees terminate the employment relationship because of certain adverse changes. If successful, the Perrigo Acquisition would constitute a change in control of Perrigo, thereby giving rise to change in control payments.

ITEM 6. EXHIBITS
2.1
Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, between and among Abbott Laboratories, Mylan Inc., New Moon B.V. and Moon of PA Inc., filed as Annex A to the Registration Statement on Form S-4 filed with the SEC on November 5, 2014, as amended on December 9 and December 23, 2014, and incorporated herein by reference.*

2.2
Shareholder Agreement between and among Mylan N.V., Abbott Laboratories, Laboratoires Fournier S.A.S., Abbott Established Products Holdings (Gibraltar) Limited, and Abbott Investments Luxembourg S.à r.l., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.*

3.1	Amended and Restated Articles of Association of Mylan N.V., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.1(a)
Second Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V. and The Bank of New York Mellon, as Trustee, to the Indenture dated as of September 15, 2008, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.1(b)
Third Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V. and The Bank of New York Mellon, as Trustee, to the Indenture dated as of September 15, 2008, filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.1(c)
Fourth Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of September 15, 2008.

4.2(a)
Second Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of May 19, 2010, filed as Exhibit 4.3 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.2(b)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of May 19, 2010.

4.3(a)
First Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of December 21, 2012, filed as Exhibit 4.4 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.3(b)
Second Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of December 21, 2012.

4.4(a)
First Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 25, 2013, filed as Exhibit 4.5 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.4(b)
Second Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 25, 2013.

4.5(a)
Second Supplemental Indenture, dated as of February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.5(b)
Third Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of November 29, 2013.

10.1	Form of indemnification agreement between Mylan N.V. and each director, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.**

10.2
Call Option Agreement between Mylan N.V. and Stichting Preferred Shares Mylan, dated April 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 3, 2015, and incorporated herein by reference.

10.3	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated April 10, 2015 and effective January 1, 2015, by and between Mylan Inc. and Anthony Mauro.**

10.4
Bridge Credit Agreement among Mylan N.V., Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of April 24, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 24, 2015, and incorporated herein by reference.

10.5
Amendment No. 1, dated as of April 29, 2015, to the Bridge Credit Agreement among Mylan N.V., Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of April 24, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 1, 2015, and incorporated herein by reference.

10.6
Amendment No. 1, dated as of May 1, 2015, to the Revolving Credit Agreement among Mylan Inc., Mylan N.V., the lenders and issuing banks party thereto and Bank of America, N.A., as Administrative Agent, dated as of December 19, 2014, filed as Exhibit 10.1 to the Report on Form 8-K with the SEC on May 7, 2015, and incorporated herein by reference.

10.7
Amendment No. 1, dated as of May 1, 2015, to the Term Credit Agreement among Mylan Inc., Mylan N.V., the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of December 19, 2014, filed as Exhibit 10.2 to the Report on Form 8-K with the SEC on May 7, 2015, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted exhibits and schedules to the SEC upon request but may request confidential treatment for any exhibit or schedule so furnished.

**	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
May 7, 2015

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
May 7, 2015

EXHIBIT INDEX

4.1(c)
Fourth Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of September 15, 2008.

4.2(b)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of May 19, 2010.

4.3(b)
Second Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of December 21, 2012.

4.4(b)
Second Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 25, 2013.

4.5(b)
Third Supplemental Indenture, dated as of March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of November 29, 2013.

10.3	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated April 10, 2015 and effective January 1, 2015, by and between Mylan Inc. and Anthony Mauro.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Denotes management contract or compensatory plan or arrangement.