Form 10-Q
period 2015-06-30
Mylan N.V.
filed 2015-08-06
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________

Commission File Number 333-199861
MYLAN N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1189497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England
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

As of August 3, 2015, there were 491,554,379 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2015

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Net sales	$2,357.0	$1,816.4	$4,211.6	$3,519.4
Other revenues	14.7	20.9	31.8	33.5
Total revenues	2,371.7	1,837.3	4,243.4	3,552.9
Cost of sales	1,363.6	1,028.5	2,405.2	2,006.3
Gross profit	1,008.1	808.8	1,838.2	1,546.6
Operating expenses:
Research and development	168.2	155.4	338.1	273.4
Selling, general and administrative	564.2	404.1	1,047.4	781.8
Litigation settlements, net	(0.9)	23.2	16.8	26.3
Total operating expenses	731.5	582.7	1,402.3	1,081.5
Earnings from operations	276.6	226.1	435.9	465.1
Interest expense	93.9	84.6	173.4	167.3
Other expense (income), net	2.0	3.7	20.5	8.3
Earnings before income taxes and noncontrolling interest	180.7	137.8	242.0	289.5
Income tax provision	12.8	11.2	17.5	46.3
Net earnings	167.9	126.6	224.5	243.2
Net earnings attributable to the noncontrolling interest	(0.1)	(1.4)	(0.1)	(2.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$167.8	$125.2	$224.4	$241.1
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.34	$0.34	$0.49	$0.65
Diluted	$0.32	$0.32	$0.46	$0.61
Weighted average ordinary shares outstanding:
Basic	490.1	373.8	454.0	373.1
Diluted	521.9	397.4	482.8	397.0

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings	$167.9	$126.6	$224.5	$243.2
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	224.3	39.4	(378.3)	136.6
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	3.8	(3.6)	3.9	(5.1)
Net unrecognized gain (loss) on derivatives	51.3	(47.8)	16.8	(75.2)
Net unrealized (loss) gain on marketable securities	(0.3)	0.1	(0.2)	0.1
Other comprehensive earnings (loss), before tax	279.1	(11.9)	(357.8)	56.4
Income tax provision (benefit)	19.8	(18.6)	6.8	(31.0)
Other comprehensive earnings (loss), net of tax	259.3	6.7	(364.6)	87.4
Comprehensive earnings (loss)	427.2	133.3	(140.1)	330.6
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	(1.4)	(0.1)	(2.1)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$427.1	$131.9	$(140.2)	$328.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Assets
Current assets:
Cash and cash equivalents	$439.7	$225.5
Accounts receivable, net	2,861.2	2,268.5
Inventories	1,934.3	1,651.4
Deferred income tax benefit	394.3	345.7
Prepaid expenses and other current assets	2,261.9	2,295.8
Total current assets	7,891.4	6,786.9
Property, plant and equipment, net	1,899.3	1,785.7
Intangible assets, net	6,826.4	2,347.1
Goodwill	5,212.4	4,049.3
Deferred income tax benefit	87.0	83.4
Other assets	878.1	834.2
Total assets	$22,794.6	$15,886.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,101.8	$905.6
Short-term borrowings	436.3	330.7
Income taxes payable	81.5	160.7
Current portion of long-term debt and other long-term obligations	2,163.4	2,474.4
Deferred income tax liability	2.3	0.2
Other current liabilities	1,584.1	1,434.1
Total current liabilities	5,369.4	5,305.7
Long-term debt	5,890.4	5,732.8
Deferred income tax liability	583.6	235.4
Other long-term obligations	1,381.9	1,336.7
Total liabilities	13,225.3	12,610.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares (1) — nominal value €0.01 per ordinary share as of June 30, 2015 and par value $0.50 per share as of December 31, 2014
Shares authorized: 1,200,000,000 and 1,500,000,000 as of June 30, 2015 and December 31, 2014
Shares issued: 491,397,660 and 546,658,507 as of June 30, 2015 and December 31, 2014	5.5	273.3
Additional paid-in capital	7,075.1	4,212.8
Retained earnings	3,838.9	3,614.5
Accumulated other comprehensive loss	(1,351.6)	(987.0)
	9,567.9	7,113.6
Noncontrolling interest	1.4	20.1
Less: Treasury stock — at cost
Shares: zero and 171,435,200 as of June 30, 2015 and December 31, 2014	—	3,857.7
Total equity	9,569.3	3,276.0
Total liabilities and equity	$22,794.6	$15,886.6

____________

(1)	Common stock prior to February 27, 2015.

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$224.5	$243.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	433.7	264.4
Share-based compensation expense	50.3	32.5
Change in estimated sales allowances	6.2	337.1
Deferred income tax provision	(76.3)	(92.9)
Loss from equity method investments	49.7	43.0
Other non-cash items	142.9	107.4
Litigation settlements, net	16.8	26.3
Changes in operating assets and liabilities:
Accounts receivable	(140.3)	(249.0)
Inventories	(231.4)	(178.2)
Trade accounts payable	77.4	0.6
Income taxes	(151.0)	(9.5)
Other operating assets and liabilities, net	(20.8)	(77.4)
Net cash provided by operating activities	381.7	447.5
Cash flows from investing activities:
Capital expenditures	(122.0)	(153.3)
Cash paid for acquisitions, net	—	(33.0)
Proceeds from sale of property, plant and equipment	—	5.0
Purchase of marketable securities	(51.6)	(10.5)
Proceeds from sale of marketable securities	21.6	7.8
Payments for product rights and other, net	(115.8)	(135.3)
Net cash used in investing activities	(267.8)	(319.3)
Cash flows from financing activities:
Payment of financing fees	(83.6)	(2.6)
Change in short-term borrowings, net	105.6	(193.3)
Proceeds from convertible note hedge	667.9	—
Proceeds from issuance of long-term debt	305.0	240.0
Payment of long-term debt	(973.6)	(300.0)
Proceeds from exercise of stock options	86.4	29.9
Taxes paid related to net share settlement of equity awards	(31.7)	(22.8)
Acquisition of noncontrolling interest	(10.6)	—
Other items, net	48.0	21.3
Net cash provided by (used in) financing activities	113.4	(227.5)
Effect on cash of changes in exchange rates	(13.1)	1.9
Net increase (decrease) in cash and cash equivalents	214.2	(97.4)
Cash and cash equivalents — beginning of period	225.5	291.3
Cash and cash equivalents — end of period	$439.7	$193.9
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$6,305.8	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, on February 27, 2015 (the “EPD Transaction Closing Date”), Mylan N.V. completed the transaction (the “EPD Transaction”) by which it acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”). Pursuant to the terms of the Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V. (which converted into a public limited company (naamloze vennootschap) and was renamed Mylan N.V. on the EPD Transaction Closing Date), Moon of PA Inc., and Abbott (the “EPD Transaction Agreement”) on the EPD Transaction Closing Date, Mylan N.V. acquired the EPD Business in consideration for Mylan N.V. ordinary shares, and Moon of PA Inc. merged with and into Mylan Inc., with Mylan Inc. surviving as an indirect wholly owned subsidiary of Mylan N.V. and each share of Mylan Inc. common stock issued and outstanding immediately prior to the effective date of the EPD Transaction was canceled and automatically converted into, and became the right to receive, one Mylan N.V. ordinary share. In connection with the EPD Transaction, Mylan Inc. and the EPD Business were reorganized under Mylan N.V., a new public company organized in the Netherlands. On February 18, 2015, the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) issued a no-action letter to Mylan Inc. and Mylan N.V. that included its views that the EPD Transaction constituted a “succession” for purposes of Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and that Mylan N.V., as successor to Mylan Inc., is deemed a large accelerated filer for purposes of Exchange Act Rule 12b-2. As of March 2, 2015, Mylan N.V., and not Mylan Inc., traded on the NASDAQ Global Select Stock Market under the symbol “MYL”.
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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended on April 30, 2015 and as updated by the Company’s Current Report on Form 8-K filed on June 11, 2015. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2015. Such allowances were $1.60 billion and $1.63 billion at June 30, 2015 and December 31, 2014, respectively. Other current liabilities include $610.4 million and $581.3 million at June 30, 2015 and December 31, 2014, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $1.01 billion and $1.07 billion of securitized accounts receivable at June 30, 2015 and December 31, 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issue costs for term debt be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other non-current assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its financial presentation.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 revises the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised guidance modifies the evaluation of whether certain limited partnerships and similar entities are variable interest entities (“VIE”) or voting interest entities, impacts the consolidation analysis of VIEs, clarifies when fees paid to a decision maker should be factors to include in the consolidation of VIEs, amends the guidance for assessing how related party relationships affect VIE consolidation analysis and provides an exemption for certain registered money market funds. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and can be applied using a modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

4.	Acquisitions and Other Transactions
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into the EPD Transaction Agreement. The EPD Transaction closed on February 27, 2015, after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and its global headquarters are located in Canonsburg, Pennsylvania.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. At the EPD Transaction Closing Date, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively own approximately 14.2% of Mylan N.V.’s outstanding ordinary shares.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date. The preliminary fair value estimates for assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area of those preliminary estimates that is not yet finalized relate to deferred income taxes. During the three months ended June 30, 2015, adjustments were made to the preliminary purchase price recorded at February 27, 2015. These adjustments related to working capital amounts and liabilities for post-employment benefits. These adjustments are reflected in the values presented below. The preliminary allocation of the $6.31 billion purchase price to the assets acquired and liabilities assumed for the EPD Business is as follows:

(In millions)	Preliminary Purchase Price Allocation as of February 27, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of June 30, 2015 (as adjusted)
Accounts receivable	$462.5	$(18.7)	$443.8
Inventories	196.3	2.2	198.5
Other current assets	70.1	—	70.1
Property, plant and equipment	140.8	—	140.8
Identified intangible assets	4,843.0	—	4,843.0
Goodwill	1,285.7	18.2	1,303.9
Other assets	15.5	—	15.5
Total assets acquired	7,013.9	1.7	7,015.6
Current liabilities	(269.0)	—	(269.0)
Deferred tax liabilities	(382.1)	—	(382.1)
Other non-current liabilities	(57.0)	(1.7)	(58.7)
Net assets acquired	$6,305.8	$—	$6,305.8
____________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

(b)
The measurement period adjustments are for 1) certain working capital adjustments to reflect facts and circumstances that existed as of the acquisition date, 2) an increase in the liability recorded for post-employment benefit programs to reflect updated opening balance sheet actuarial valuations and 3) the tax implications of these adjustments. These adjustments did not have a significant impact on the Company’s previously reported condensed consolidated financial statements and accordingly, the Company has not retrospectively adjusted those financial statements.

The identified intangible assets of $4.84 billion are comprised of $4.52 billion of product rights and licenses that have a weighted average useful life of 13 years and $320 million of contractual rights that have weighted average useful lives ranging from two to five years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.30 billion arising from the acquisition primarily relates to the expected synergies of the combined company and the value of the employee workforce. All of the goodwill was assigned to the Generics segment. Goodwill of $849 million is currently expected to be deductible for income tax purposes. Acquisition and integration related costs of approximately $85.1 million  were incurred during the six months ended June 30, 2015, which were recorded as a component of selling, general and administrative (“SG&A”) expense in the Condensed Consolidated Statements of Operations. During the year ended December 31, 2014, the Company incurred approximately $50.2 million of acquisition and integration related costs.

The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The revenues of the EPD Business for the period from the acquisition date to June 30,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2015 were $549.5 million and the net loss, net of tax, was $81.6 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information as if the acquisition of the EPD Business had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable subsequent to the EPD Transaction Closing Date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of Mylan N.V.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions, except per share amounts)	2015	2014	2015	2014
Total revenues	$2,371.6	$2,328.2	$4,490.3	$4,494.9
Net earnings (loss) attributable to Mylan N.V. ordinary shareholders	$216.2	$11.7	$293.1	$(71.9)
Earnings (loss) per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.44	$0.02	$0.60	$(0.15)
Diluted	$0.41	$0.02	$0.56	$(0.14)
Weighted average ordinary shares outstanding:
Basic	490.1	483.8	490.7	483.1
Diluted	521.9	507.4	519.5	507.0

Other Transactions
On April 24, 2015, Mylan N.V. issued a Rule 2.5 announcement under the Irish Takeover Panel Act, 1997, Takeover Rules, 2013 (“Irish Takeover Rules”) setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo Company plc (“Perrigo”) (the “Perrigo Proposal”). Under the terms of the offer, amended on April 29, 2015, Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share. The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement, including approval by Mylan N.V. shareholders. On July 27, 2015, Mylan announced that it will hold its extraordinary general meeting of shareholders in connection with the Perrigo Proposal on Friday, August 28, 2015. The offer is fully financed, cash confirmed and not conditional on due diligence. The making of the offer is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the United States and the rules and regulations thereunder (the “HSR Act”), (ii) a final decision to clear or approve the consummation of the acquisition of Perrigo contemplated by the offer under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

During the six months ended June 30, 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360 million. During the three months ended June 30, 2015, the Company paid approximately $85.7 million related to the closing of two of these agreements. The remaining transaction is expected to close prior to the end of 2015. In addition, under the terms of one of the agreements, the Company may be required to make future sales and other contingent milestone payments.

On February 2, 2015, the Company signed a definitive agreement to acquire certain female health care businesses from Famy Care Limited (“Famy Care”), a specialty women’s health care company with global leadership in generic oral contraceptive products. The purchase price is $750 million in cash plus additional contingent payments of up to $50 million. The transaction is expected to close in the second half of 2015, subject to regulatory approvals and certain closing conditions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs in the first half of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

5.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other previous plans.
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	16,207,777	$33.21
Granted	402,595	58.74
Exercised	(4,569,463)	22.51
Forfeited	(120,193)	45.42
Converted	(4,100,000)	53.33
Outstanding at June 30, 2015	7,820,716	$30.02
Vested and expected to vest at June 30, 2015	7,477,242	$29.28
Exercisable at June 30, 2015	5,379,751	$22.29
As of June 30, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 6.4 years, 6.3 years and 5.3 years, respectively. Also, at June 30, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $296.2 million, $288.7 million and $245.2 million, respectively.
On June 10, 2015, 4.1 million shares of the Company’s performance-based SARs were converted into 1.1 million restricted Ordinary Shares (the “Restricted Ordinary Shares”) pursuant to the terms of Mylan’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program implemented in 2014 (the “2014 Program”). In addition, the maximum number of the Company’s performance restricted stock units (“PRSU”) granted under the 2014 Program that could vest was fixed at 1.4 million units. The fair value of the performance-based SARs and PRSUs were determined using a Monte Carlo simulation as both the SARs and PRSUs contain the same performance and market conditions. In determining the fair value of the performance-based SARs and PRSUs, the Company considered the achievement of the market condition in determining the estimated fair value. The Restricted Ordinary Shares and PRSUs remain subject to the achievement of the performance condition and the employee’s continued service. During the six months ended June 30, 2015, the Company recorded additional

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

share-based compensation expense of approximately $15.2 million related to the accelerated vesting of equity awards as a result of the EPD Transaction.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PRSUs and Restricted Ordinary Shares (collectively, “restricted stock awards”), as of June 30, 2015 and the changes during the six months ended June 30, 2015 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2014	3,670,238	$34.98
Granted	934,922	55.61
Released	(1,455,797)	33.77
Forfeited	(68,907)	40.42
Converted	1,107,207	34.92
Nonvested at June 30, 2015	4,187,663	$40.06
As of June 30, 2015, the Company had $139.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.6 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2015 and 2014 was $241.9 million and $112.8 million, respectively.

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	June 30, 2015	December 31, 2014
Inventories:
Raw materials	$623.2	$549.5
Work in process	365.4	298.4
Finished goods	945.7	803.5
	$1,934.3	$1,651.4

Property, plant and equipment:
Land and improvements	$117.4	$88.3
Buildings and improvements	889.3	826.4
Machinery and equipment	1,820.1	1,739.3
Construction in progress	308.5	301.8
	3,135.3	2,955.8
Less accumulated depreciation	1,236.0	1,170.1
	$1,899.3	$1,785.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	June 30, 2015	December 31, 2014
Other current liabilities:
Legal and professional accruals, including litigation accruals	$123.7	$81.8
Payroll and employee benefit plan accruals	274.9	282.6
Accrued sales allowances	610.4	581.3
Accrued interest	61.6	63.8
Fair value of financial instruments	52.4	52.2
Other	461.1	372.4
	$1,584.1	$1,434.1

Contingent consideration included in other current liabilities totaled $20 million at June 30, 2015 and December 31, 2014. Contingent consideration included in other long-term obligations was $468.7 million and $450.0 million at June 30, 2015 and December 31, 2014, respectively. Included in prepaid expenses and other current assets was $142.0 million and $134.1 million of restricted cash at June 30, 2015 and December 31, 2014, respectively. An additional $100 million of restricted cash was classified in other long-term assets at June 30, 2015 and December 31, 2014, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.
The Company’s equity method investments in clean energy investments, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, as amended, totaled $410.1 million and $437.5 million at June 30, 2015 and December 31, 2014, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $449.7 million and $472.7 million at June 30, 2015 and December 31, 2014, respectively. Of these liabilities, $389.1 million and $412.9 million are included in other long-term obligations in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively. The remaining $60.6 million and $59.8 million are included in other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.
The Company holds a 50% ownership interest in Sagent Agila LLC (“Sagent Agila”), which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The equity method investment included in other assets in the Condensed Consolidated Balance Sheets totaled $102.6 million and $109.9 million at June 30, 2015 and December 31, 2014, respectively.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of convertible note hedge were adjusted so that the cash settlement value will be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur beginning in the fourth quarter of 2015 and ending in the second quarter of 2016. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there are approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants having an exercise price of $30.00. The remaining warrants have an exercise price of $20.00. The warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the warrants is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the three and six months ended June 30, 2015, 25.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

million and 23.0 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share. For the three and six months ended June 30, 2014, 17.3 million and 17.1 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$167.8	$125.2	$224.4	$241.1
Shares (denominator):
Weighted average ordinary shares outstanding	490.1	373.8	454.0	373.1
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.34	$0.34	$0.49	$0.65

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$167.8	$125.2	$224.4	$241.1
Shares (denominator):
Weighted average ordinary shares outstanding	490.1	373.8	454.0	373.1
Share-based awards and warrants	31.8	23.6	28.8	23.9
Total dilutive shares outstanding	521.9	397.4	482.8	397.0
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.32	$0.32	$0.46	$0.61
Additional stock awards and restricted stock awards were outstanding during the periods ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2015, include certain share based compensation awards and Restricted Ordinary Shares whose performance conditions had not been fully met. Such excluded and anti-dilutive awards represented 3.2 million and 3.1 million shares for the three and six months ended June 30, 2015, respectively, and 7.3 million and 5.2 million shares for the three and six months ended June 30, 2014, respectively.

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2014:
Goodwill	$3,700.2	$734.1	$4,434.3
Accumulated impairment losses	—	(385.0)	(385.0)
	3,700.2	349.1	4,049.3
Acquisitions	1,303.9	—	1,303.9
Foreign currency translation	(140.8)	—	(140.8)
	$4,863.3	$349.1	$5,212.4
Balance at June 30, 2015:
Goodwill	$4,863.3	$734.1	$5,597.4
Accumulated impairment losses	—	(385.0)	(385.0)
	$4,863.3	$349.1	$5,212.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible assets consist of the following components at June 30, 2015 and December 31, 2014:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2015
Amortized intangible assets:
Patents and technologies	20	$116.6	$101.5	$15.1
Product rights and licenses	12	8,041.6	2,336.5	5,705.1
Other (1)	6	478.9	117.1	361.8
		8,637.1	2,555.1	6,082.0
In-process research and development		744.4	—	744.4
		$9,381.5	$2,555.1	$6,826.4
December 31, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$99.2	$17.4
Product rights and licenses	10	3,617.0	2,127.8	1,489.2
Other (1)	8	162.2	70.6	91.6
		3,895.8	2,297.6	1,598.2
In-process research and development		748.9	—	748.9
		$4,644.7	$2,297.6	$2,347.1
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the six months ended June 30, 2015 and 2014, was $345.5 million and $178.7 million, respectively. Amortization expense, inclusive of the intangible assets acquired as a result of the acquisition of the EPD Business in the first quarter of 2015, but excluding amounts related to the proposed acquisition of Famy Care, is expected to be approximately $426 million for the remainder of 2015 and $755 million, $646 million, $592 million and $532 million for the years ended December 31, 2016 through 2019, respectively.
During the six months ended June 30, 2014, approximately $6.8 million was reclassified from acquired in-process research and development to product rights and licenses.

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
Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that are in a net liability position at June 30, 2015 is $18.3 million. The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. The Company is not subject to any obligations to post collateral under derivative instrument contracts.
The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares. As adjusted in connection with the consummation of the EPD Transaction, holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of Mylan N.V.’s ordinary shares, b) specified distributions to ordinary shareholders, c) a fundamental change, as defined in the indenture, or d) certain time periods specified in the indenture. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, Mylan Inc. entered into a convertible note hedge with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value will be based on Mylan N.V. ordinary shares. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, Mylan Inc. entered into warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the warrant transactions were adjusted so that the Company may settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur beginning in the fourth quarter of 2015 and ending in the second quarter of 2016. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.
At June 30, 2015, the convertible note hedge had a total fair value of $1.69 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk. The convertible note hedge is expected to be settled in the third quarter of 2015 in conjunction with the maturity of the Cash Convertible Notes.

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
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$25.7	Prepaid expenses and other current assets	$30.4
Foreign currency forward contracts	Prepaid expenses and other current assets	24.1	Prepaid expenses and other current assets	12.9
Total		$49.8		$43.3

	Liability Derivatives
	June 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$44.0	Other current liabilities	$49.9
Total		$44.0		$49.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$9.0	Prepaid expenses and other current assets	$5.5
Purchased cash convertible note hedge	Prepaid expenses and other current assets	1,689.3	Prepaid expenses and other current assets	1,853.5
Total		$1,698.3		$1,859.0

	Liability Derivatives
	June 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$8.4	Other current liabilities	$2.3
Cash conversion feature of Cash Convertible Notes	Current portion of long-term debt and other long-term obligations	1,689.3	Current portion of long-term debt and long-term obligations	1,853.5
Total		$1,697.7		$1,855.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$(15.9)	$23.7	$4.6	$47.8
Total		$(15.9)	$23.7	$4.6	$47.8

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
2016 Senior Notes (1.800% coupon)	Interest expense	$—	$(0.9)	$—	$(0.9)
2018 Senior Notes (6.000% coupon)	Interest expense	—	—	$—	$1.1
2023 Senior Notes (3.125% coupon)	Interest expense	20.5	(14.4)	4.6	(30.9)
Total		$20.5	$(15.3)	$4.6	$(30.7)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Foreign currency forward contracts	$(14.4)	$(5.6)	$(15.2)	$6.0
Interest rate swaps	35.7	(34.4)	3.3	(76.9)
Total	$21.3	$(40.0)	$(11.9)	$(70.9)

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Net sales	$(10.6)	$(10.0)	$(22.3)	$(25.3)
Interest rate swaps	Interest expense	(0.1)	(0.1)	(0.3)	(0.3)
Total		$(10.7)	$(10.1)	$(22.6)	$(25.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Other expense (income), net	$14.8	$19.3	$23.4	$42.1
Total		$14.8	$19.3	$23.4	$42.1

At June 30, 2015, the Company expects that approximately $21.9 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Other expense (income), net	$7.5	$3.0	$7.6	$7.6
Cash conversion feature of Cash Convertible Notes	Other expense (income), net	291.9	(115.2)	164.2	(347.0)
Purchased cash convertible note hedge	Other expense (income), net	(291.9)	115.2	(164.2)	347.0
Total		$7.5	$3.0	$7.6	$7.6
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$200.7	$—	$—	$200.7
Total cash equivalents	200.7	—	—	200.7
Trading securities:
Equity securities — exchange traded funds	22.3	—	—	22.3
Total trading securities	22.3	—	—	22.3
Available-for-sale fixed income investments:
U.S. Treasuries	—	7.1	—	7.1
Corporate bonds	—	14.8	—	14.8
Agency mortgage-backed securities	—	2.4	—	2.4
Asset backed securities	—	2.3	—	2.3
Other	—	1.1	—	1.1
Total available-for-sale fixed income investments	—	27.7	—	27.7
Available-for-sale equity securities:
Marketable securities	27.4	—	—	27.4
Total available-for-sale equity securities	27.4	—	—	27.4
Foreign exchange derivative assets	—	33.1	—	33.1
Interest rate swap derivative assets	—	25.7	—	25.7
Purchased cash convertible note hedge	—	1,689.3	—	1,689.3
Total assets at recurring fair value measurement	$250.4	$1,775.8	$—	$2,026.2
Financial Liabilities
Foreign exchange derivative liabilities	$—	$8.4	$—	$8.4
Interest rate swap derivative liabilities	—	44.0	—	44.0
Cash conversion feature of Cash Convertible Notes	—	1,689.3	—	1,689.3
Contingent consideration	—	—	488.7	488.7
Total liabilities at recurring fair value measurement	$—	$1,741.7	$488.7	$2,230.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$122.2	$—	$—	$122.2
Total cash equivalents	122.2	—	—	122.2
Trading securities:
Equity securities — exchange traded funds	20.2	—	—	20.2
Total trading securities	20.2	—	—	20.2
Available-for-sale fixed income investments:
U.S. Treasuries	—	0.6	—	0.6
Corporate bonds	—	12.0	—	12.0
Agency mortgage-backed securities	—	13.3	—	13.3
Other	—	2.2	—	2.2
Total available-for-sale fixed income investments	—	28.1	—	28.1
Available-for-sale equity securities:
Marketable securities	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	18.4	—	18.4
Interest rate swap derivative assets	—	30.4	—	30.4
Purchased cash convertible note hedge	—	1,853.5	—	1,853.5
Total assets at recurring fair value measurement	$142.5	$1,930.4	$—	$2,072.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$2.3	$—	$2.3
Interest rate swap derivative liabilities	—	49.9	—	49.9
Cash conversion feature of Cash Convertible Notes	—	1,853.5	—	1,853.5
Contingent consideration	—	—	470.0	470.0
Total liabilities at recurring fair value measurement	$—	$1,905.7	$470.0	$2,375.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from public exchanges at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.

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

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2015 and December 31, 2014, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.9% to 9.8% were utilized in the valuations. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and six months ended June 30, 2015, accretion of $9.6 million and $18.8 million, respectively was recorded in interest expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2014, accretion of $8.7 million and $17.1 million, respectively was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
2015 Term Credit Agreement
On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent (in such capacity, the “Credit Agreement Administrative Agent”). The 2015 Term Credit Agreement provides for a delayed-draw term loan credit facility (the “Credit Facility”) under which the Borrower may obtain loans up to an aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, and (ii) a delayed draw term loan (the “Delayed Draw Loan”, and together with the Closing Date Loan, the “2015 Term Loans”) in an amount up to $600 million, which may be borrowed on or before September 15, 2015. The proceeds of the Delayed Draw Loan may be applied primarily to repay the Borrower’s Cash Convertible Notes or to refinance any other debt under the Company’s and/or the Borrower’s credit facilities.
The loans under the 2015 Term Credit Agreement bear interest at LIBOR (determined in accordance with the 2015 Term Credit Agreement) plus 1.375% per annum, if the Borrower chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the 2015 Term Credit Agreement) plus 0.375% per annum. The applicable margins over LIBOR and the base rate for the loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc.
The Borrower has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of July 15, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant will first be tested at the quarter ending September 30, 2015. Following certain qualifying acquisitions (other than the Perrigo Proposal), at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition. In addition, (i) for the four fiscal quarters following the closing of the Company’s offer for the entire issued and to be issued share capital of Perrigo, the maximum ratio in the financial covenant will be increased to 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the maximum ratio in the financial covenant will be decreased to 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the maximum ratio in the financial covenant will return to 3.75 to 1.00, subject to increase following certain qualifying acquisitions as described in the proceeding sentence.
The 2015 Term Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control”, bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of the Borrower, the Company or any subsidiary that becomes a guarantor as described above. If an event of default occurs under the 2015 Term Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent.
Senior Notes Redemption
On June 15, 2015, the Company announced its intention to redeem all of its outstanding 7.875% Senior Notes due 2020 (“2020 Senior Notes”) on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the 2020 Senior Notes for a total of approximately $1.04 billion, including a $39.4 million redemption premium.
Bridge Credit Facility
On April 24, 2015, the Company entered into a bridge credit agreement, which was amended on April 29, 2015 (the “Bridge Credit Agreement”), among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans up to an aggregate amount of approximately $12.5 billion, consisting of a Tranche A Loan (the “Tranche A Loan”) in an aggregate amount up to $11.0 billion, and a Tranche C Loan (the “Tranche C Loan”, and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loan and Tranche C Loan will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.
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
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded. During the second quarter of 2015, the Company paid approximately $60.9 million in commitment fees under the Bridge Facility, which are being amortized over the life of the Bridge Facility as deferred financing fees. In addition, on July 23, 2015, the Company paid approximately $28.1 million in commitment fees under the Bridge Facility.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of June 30, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. The Company was in compliance with the financial covenant at June 30, 2015.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On August 6, 2015, Mylan entered into Amendment No. 2 to the Bridge Credit Agreement (“Bridge Amendment No. 2”). Pursuant to Bridge Amendment No. 2, Mylan will be permitted to modify, in its discretion, the condition to its offer (the “Offer”) for the entire issued and to be issued share capital of Perrigo (the “Shares”), that the Offer be accepted in respect of not less than 80% of the Shares to require that the Offer be accepted in respect of greater than 50% of the Shares. Bridge Amendment No. 2 also effects certain technical amendments in connection with the foregoing, including that the lenders’ commitments to make the loans under the Bridge Credit Agreement (the “Commitments”) will continue to be available at the initial closing of the Offer and during any subsequent offer period in connection with the Offer, and subject to the conditions in the Bridge Credit Agreement.
Bridge Amendment No. 2 also provides that during the period, if any, starting when Mylan acquires greater than 50% of the Shares and until such time as Mylan acquires at least 80% of the Shares the aggregate amount of (a) new indebtedness that Mylan will be permitted to cause Perrigo to incur (other than any such indebtedness owing to Mylan or its subsidiaries the proceeds of which are used to refinance certain existing indebtedness of Perrigo) and (b) investments that Mylan will be permitted to make in Perrigo (other than any such investments the proceeds of which are used to refinance existing indebtedness of Perrigo), will, in each case, be limited to $350 million.
Bridge Amendment No. 2 also provides that, starting from the date Mylan first draws on the loans under the Bridge Credit Agreement, any dividends or distributions (including intercompany loans) from Perrigo to the Company that exceed an aggregate amount of $150 million will require Mylan to prepay the loans under the Bridge Credit Agreement, or if no such loans are then outstanding, will result in a reduction in the Commitments, in each case, equal to the amount of such dividends or distributions.
Bridge Amendment No. 2 also provides that, if Mylan has not launched the Offer by September 13, 2015, Mylan will pay an additional fee equal to 0.04% of the aggregate principal amount of the Commitments outstanding on September 14, 2015, and on each subsequent Monday that the Offer has not been launched. Such fee shall be payable on each such date.
Bridge Amendment No. 2 also modifies Mylan’s covenant to cause Perrigo to guarantee Mylan’s obligations under the Bridge Credit Agreement, such that Perrigo’s guarantee is required not later than the earlier of the date that is five months following Mylan having received acceptances of the Offer in respect of not less than 75% of the Shares and the date that is three months following the date on which Mylan is entitled to commence the squeeze-out procedures under the Irish takeover statute with respect to the holders of the Shares that have not been tendered into the Offer.
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. In January 2015, the Receivables Facility was amended and restated, and its maturity was extended through January 2018. As of June 30, 2015 and December 31, 2014, the Company’s short-term borrowings under the Receivables Facility were $400 million and $325 million, respectively in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of long-term debt is as follows:

(In millions)	Coupon	June 30, 2015	December 31, 2014
2014 Term Loan		$800.0	$800.0
Revolving Facility		160.0	—
Cash Convertible Notes	3.750%	2,097.3	2,405.6
2016 Senior Notes (a)	1.800%	500.1	500.2
2016 Senior Notes (b)	1.350%	499.9	499.8
2018 Senior Notes (c)	2.600%	649.2	649.0
2019 Senior Notes (a)	2.550%	499.1	499.0
2020 Senior Notes (d)	7.875%	1,009.7	1,010.5
2023 Senior Notes (a)	3.125%	774.5	779.1
2023 Senior Notes (e)	4.200%	498.3	498.2
2043 Senior Notes (e)	5.400%	497.0	497.0
Other		4.5	0.1
		7,989.6	8,138.5
Less current portion		2,099.2	2,405.7
Total long-term debt		$5,890.4	$5,732.8
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

(d)	Instrument was called by the Company on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date.

(e)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

Revolving Credit Agreement
On December 19, 2014, the Company entered into a Revolving Credit Agreement with a syndicate of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At June 30, 2015, the Company had $160.0 million outstanding under the Revolving Facility, which was paid in connection with the conversion of $160.6 million of the notional amount of the Cash Convertible Notes during the second quarter of 2015. At December 31, 2014, the Company had no amounts outstanding under the Revolving Facility.
On May 1, 2015, the Company entered into an amendment to the Revolving Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. Amendment No. 1 also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. Amendment No. 1 also effects certain technical amendments.
On June 19, 2015, the Company entered into an additional credit extension amendment to the Revolving Credit Agreement (“Amendment No. 2”). Amendment No. 2 provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. Proceeds from the Increased Commitments will be used for working capital, capital expenditures and other lawful corporate purposes.
Term Credit Agreement
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment”) to the Term Credit Agreement dated as of December 19, 2014 (the “2014 Term Loan”). The Term Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the 2014 Term Loan will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Term Amendment also effects certain technical amendments.
Senior Notes
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan Inc.'s 3.750% Cash Convertible Notes due 2015, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc. During the six months ended June 30, 2015, the Company incurred approximately $21.7 million of fees, which were capitalized as deferred financing costs in the Condensed Consolidated Balance Sheet.

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

On September 15, 2008, concurrent with the sale of the Cash Convertible Notes, Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement will be based on Mylan N.V.’s ordinary shares. In connection with the consummation of the EPD Transaction, the terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur beginning in the fourth quarter of 2015 and ending in the second quarter of 2016. Pursuant to the warrant transactions, and a subsequent amendment in 2011, Mylan Inc. sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Inc. common stock, of which approximately 41.0 million have an exercise price of $30.00 and the remaining warrants have an exercise price of $20.00, subject to certain anti-dilution adjustments, which under most circumstances represents the maximum number of shares to which the Cash Convertible Notes relate (based on the conversion reference rate at the time of issuance). The warrants will be net share settled, meaning that the Company will issue a number of ordinary shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under ASC 815-40, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.

Below is the summary of the components of the Cash Convertible Notes:

(In millions)	June 30, 2015	December 31, 2014
Outstanding principal	$412.5	$573.1
Equity component carrying amount	1,689.3	1,853.5
Unamortized discount	(4.5)	(21.0)
Net debt carrying amount (a)	$2,097.3	$2,405.6
Purchased call options (b)	$1,689.3	$1,853.5
___________

(a)	As of June 30, 2015 and December 31, 2014, the cash convertible notes were classified as current portion of long-term debt on the Condensed Consolidated Balance Sheets.

(b)	As of June 30, 2015 and December 31, 2014, purchased call options were classified as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As adjusted in connection with the consummation of the EPD Transaction, holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of Mylan N.V.’s ordinary shares exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of Mylan N.V.’s ordinary shares on such day and the applicable conversion reference rate; (iii) if Mylan N.V. makes specified distributions to holders of Mylan N.V.’s ordinary shares including sales of rights or ordinary shares on a preferential basis, certain distribution of assets or other securities or rights to all holders of Mylan N.V.’s ordinary shares or certain transactions resulting in substantially all of Mylan N.V.’s ordinary shares being converted into cash, securities or other property; (iv) upon certain business combinations or if Mylan N.V.’s ordinary shares cease to be traded on a major U.S. stock exchange; or (v) at any time during the period beginning on June 15, 2015 and ending at the close of business on the third business day immediately preceding the final maturity date.

During the second quarter of 2015, the Company paid $828.5 million in connection with the conversion of $160.6 million of the notional amount of the Cash Convertible Notes, and the Company received proceeds of $667.9 million from the convertible note hedge, which are included in financing activities in the Condensed Consolidated Statements of Cash Flows. The remaining Cash Convertible Notes mature on September 15, 2015 and the Company expects to use the proceeds of the Delay Draw Loan to fund cash conversion and settlement of the outstanding Cash Convertible Notes at maturity. The Company also expects to use proceeds from the convertible note hedge to fund cash conversion and settlement of the Cash Convertible Notes at maturities.
Fair Value
At June 30, 2015 and December 31, 2014, the fair value of the Senior Notes was approximately $4.93 billion and $5.03 billion, respectively. At June 30, 2015 and December 31, 2014, the fair value of the Cash Convertible Notes was approximately $2.09 billion and $2.42 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2014 Term Loan and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at June 30, 2015 and December 31, 2014.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding long-term debt at June 30, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$413
2016	1,000
2017	800
2018	650
2019	660
Thereafter	2,750
Total	$6,273

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	June 30, 2015	December 31, 2014
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.1	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(16.4)	(19.5)
Net unrecognized losses on derivatives, net of tax	(17.6)	(28.4)
Foreign currency translation adjustment	(1,317.7)	(939.4)
	$(1,351.6)	$(987.0)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at March 31, 2015, net of tax			$(49.8)	$0.4	$(19.5)	$(1,542.0)	$(1,610.9)
Other comprehensive earnings (loss) before reclassifications, before tax			40.6	(0.3)	4.1	224.3	268.7
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.6)		(10.6)				(10.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.1)	(0.1)				(0.1)
Amortization of prior service costs included in SG&A expenses					0.2		0.2
Amortization of actuarial loss included in SG&A expenses					0.1		0.1
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.7)	—	0.3	—	(10.4)
Net other comprehensive earnings (loss), before tax			51.3	(0.3)	3.8	224.3	279.1
Income tax provision			19.1	—	0.7	—	19.8
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(5.8)	(0.2)	4.4	(378.3)	(379.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(22.3)		(22.3)				(22.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.3)	(0.3)				(0.3)
Amortization of prior service costs included in SG&A expenses					0.2		0.2
Amortization of actuarial loss included in SG&A expenses					0.3		0.3
Amounts reclassified from accumulated other comprehensive loss, before tax			(22.6)	—	0.5	—	(22.1)
Net other comprehensive earnings (loss), before tax			16.8	(0.2)	3.9	(378.3)	(357.8)
Income tax provision			6.0	—	0.8	—	6.8
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at March 31, 2014, net of tax			$69.3	$0.3	$(9.7)	$(219.3)	$(159.4)
Other comprehensive (loss) earnings before reclassifications, before tax			(57.9)	0.1	(3.9)	39.4	(22.3)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.0)		(10.0)				(10.0)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.1)	(0.1)				(0.1)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.1)	—	(0.3)	—	(10.4)
Net other comprehensive (loss) earnings, before tax			(47.8)	0.1	(3.6)	39.4	(11.9)
Income tax (benefit) provision			(18.0)	0.1	(0.7)	—	(18.6)
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive (loss) earnings before reclassifications, before tax			(100.8)	0.1	(5.6)	136.6	30.3
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(25.3)		(25.3)				(25.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.3)	(0.3)				(0.3)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive loss, before tax			(25.6)	—	(0.5)	—	(26.1)
Net other comprehensive (loss) earnings, before tax			(75.2)	0.1	(5.1)	136.6	56.4
Income tax (benefit) provision			(29.9)	0.1	(1.2)	—	(31.0)
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2015 and 2014 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	224.4	0.1	224.5
Other comprehensive loss, net of tax	(364.6)	—	(364.6)
Stock option activity	86.5	—	86.5
Share-based compensation expense	50.3	—	50.3
Issuance of restricted stock, net of shares withheld	(36.6)	—	(36.6)
Tax benefit of stock option plans	48.0	—	48.0
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Purchase of subsidiary shares from noncontrolling interest	—	(18.7)	(18.7)
Other	(1.8)	(0.1)	(1.9)
June 30, 2015	$9,567.9	$1.4	$9,569.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	241.1	2.1	243.2
Other comprehensive earnings, net of tax	87.4	—	87.4
Stock option activity	29.9	—	29.9
Share-based compensation expense	32.5	—	32.5
Issuance of restricted stock, net of shares withheld	(20.2)	—	(20.2)
Tax benefit of stock option plans	21.5	—	21.5
Other	—	(1.5)	(1.5)
June 30, 2014	$3,334.0	$18.7	$3,352.7

On February 27, 2015, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. As a result of the EPD Transaction, Mylan Inc. became an indirect wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock, par value $0.50 per share, was exchanged on a one to one basis for Mylan N.V. ordinary shares, nominal value €0.01 per ordinary share. Immediately prior to the EPD Transaction, each share of Mylan Inc. common stock held in treasury was eliminated and the total recorded amount was reclassified as additional paid-in-capital.
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. ("Teva"), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva's unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares (which represents 100% of the class of Mylan preferred shares as of the date of this report) pursuant to the terms of the Call Option Agreement. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. If the Foundation determines that the perceived threat to Mylan and its stakeholders has been removed or sufficiently mitigated or neutralized, the Company expects that, as a matter of Dutch law and the Foundation's limited protective purpose, the Foundation will require Mylan to cancel its preferred shares.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended on April 30, 2015 and as updated by the Company’s Current Report on Form 8-K filed on June 11, 2015. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended June 30, 2015
Total revenues
Third party	$2,063.7	$308.0	$—	$2,371.7
Intersegment	2.3	2.6	(4.9)	—
Total	$2,066.0	$310.6	$(4.9)	$2,371.7

Segment profitability	$594.7	$163.9	$(482.0)	$276.6

Six Months Ended June 30, 2015
Total revenues
Third party	$3,718.8	$524.6	$—	$4,243.4
Intersegment	3.8	4.6	(8.4)	—
Total	$3,722.6	$529.2	$(8.4)	$4,243.4

Segment profitability	$1,045.5	$266.1	$(875.7)	$435.9

Three Months Ended June 30, 2014
Total revenues
Third party	$1,544.5	$292.8	$—	$1,837.3
Intersegment	1.3	2.7	(4.0)	—
Total	$1,545.8	$295.5	$(4.0)	$1,837.3

Segment profitability	$367.1	$156.6	$(297.6)	$226.1

Six Months Ended June 30, 2014
Total revenues
Third party	$3,059.0	$493.9	$—	$3,552.9
Intersegment	2.6	4.4	(7.0)	—
Total	$3,061.6	$498.3	$(7.0)	$3,552.9

Segment profitability	$755.3	$256.1	$(546.3)	$465.1
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

The Company was incorporated on July 7, 2014 as an indirect wholly owned subsidiary of Mylan Inc. for the purpose of consummating the EPD Transaction. Upon consummation of the EPD Transaction, on February 27, 2015, Mylan Inc. became an indirect wholly owned subsidiary of the Company, and the Company fully and unconditionally guaranteed the Cash Convertible Notes and the Senior Notes. For periods prior to February 27, 2015, the parent entity was Mylan Inc. Therefore, no Parent Guarantor column is presented for the periods prior to February 27, 2015.

The following financial information presents the related unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2015 and 2014, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and six months ended June 30, 2015 and 2014, the unaudited Condensed Consolidating Balance Sheets as of June 30, 2015 and December 31, 2014 and the unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2015 and 2014. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,357.0	$—	$2,357.0
Other revenues	—	—	—	14.7	—	14.7
Total revenues	—	—	—	2,371.7	—	2,371.7
Cost of sales	—	—	—	1,363.6	—	1,363.6
Gross profit	—	—	—	1,008.1	—	1,008.1
Operating expenses:
Research and development	—	—	—	168.2	—	168.2
Selling, general and administrative	—	216.1	—	348.1	—	564.2
Litigation settlements, net	—	—	—	(0.9)	—	(0.9)
Total operating expenses	—	216.1	—	515.4	—	731.5
Earnings from operations	—	(216.1)	—	492.7	—	276.6
Interest expense	11.9	66.6	—	15.4	—	93.9
Other expense (income), net	—	—	—	2.0	—	2.0
(Losses) earnings before income taxes and noncontrolling interest	(11.9)	(282.7)	—	475.3	—	180.7
Income tax (benefit) provision	—	(8.0)	—	20.8	—	12.8
Earnings (losses) of equity interest subsidiaries	179.8	465.4	—	—	(645.2)	—
Net earnings	167.9	190.7	—	454.5	(645.2)	167.9
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$167.8	$190.7	$—	$454.4	$(645.1)	$167.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$4,211.6	$—	$4,211.6
Other revenues	—	—	—	31.8	—	31.8
Total revenues	—	—	—	4,243.4	—	4,243.4
Cost of sales	—	—	—	2,405.2	—	2,405.2
Gross profit	—	—	—	1,838.2	—	1,838.2
Operating expenses:
Research and development	—	—	—	338.1	—	338.1
Selling, general and administrative	—	417.1	—	630.3	—	1,047.4
Litigation settlements, net	—	—	—	16.8	—	16.8
Total operating expenses	—	417.1	—	985.2	—	1,402.3
Earnings from operations	—	(417.1)	—	853.0	—	435.9
Interest expense	11.9	130.3	—	31.2	—	173.4
Other expense (income), net	—	—	—	20.5	—	20.5
(Losses) earnings before income taxes and noncontrolling interest	(11.9)	(547.4)	—	801.3	—	242.0
Income tax (benefit) provision	—	(41.9)	—	59.4	—	17.5
Earnings (losses) of equity interest subsidiaries	236.4	748.3	—	—	(984.7)	—
Net earnings	224.5	242.8	—	741.9	(984.7)	224.5
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$224.4	$242.8	$—	$741.8	$(984.6)	$224.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$1,816.4	$—	$1,816.4
Other revenues	—	—	20.9	—	20.9
Total revenues	—	—	1,837.3	—	1,837.3
Cost of sales	—	—	1,028.5	—	1,028.5
Gross profit	—	—	808.8	—	808.8
Operating expenses:
Research and development	—	—	155.4	—	155.4
Selling, general and administrative	147.6	—	256.5	—	404.1
Litigation settlements, net	—	—	23.2	—	23.2
Total operating expenses	147.6	—	435.1	—	582.7
(Losses) earnings from operations	(147.6)	—	373.7	—	226.1
Interest expense	69.0	—	15.6	—	84.6
Other expense (income), net	—	—	3.7	—	3.7
(Losses) earnings before income taxes and noncontrolling interest	(216.6)	—	354.4	—	137.8
Income tax provision	(9.5)	—	20.7	—	11.2
Earnings (losses) of equity interest subsidiaries	333.7	—	—	(333.7)	—
Net earnings	126.6	—	333.7	(333.7)	126.6
Net earnings attributable to noncontrolling interest	(1.4)	—	(1.4)	1.4	(1.4)
Net earnings attributable to Mylan N.V. ordinary shareholders	$125.2	$—	$332.3	$(332.3)	$125.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$3,519.4	$—	$3,519.4
Other revenues	—	—	33.5	—	33.5
Total revenues	—	—	3,552.9	—	3,552.9
Cost of sales	—	—	2,006.3	—	2,006.3
Gross profit	—	—	1,546.6	—	1,546.6
Operating expenses:
Research and development	—	—	273.4	—	273.4
Selling, general and administrative	270.6	—	511.2	—	781.8
Litigation settlements, net	—	—	26.3	—	26.3
Total operating expenses	270.6	—	810.9	—	1,081.5
(Losses) earnings from operations	(270.6)	—	735.7	—	465.1
Interest expense	137.2	—	30.1	—	167.3
Other expense (income), net	—	—	8.3	—	8.3
(Losses) earnings before income taxes and noncontrolling interest	(407.8)	—	697.3	—	289.5
Income tax (benefit) provision	(5.3)	—	51.6	—	46.3
Earnings (losses) of equity interest subsidiaries	645.7	—	—	(645.7)	—
Net earnings	243.2	—	645.7	(645.7)	243.2
Net earnings attributable to noncontrolling interest	(2.1)	—	(2.1)	2.1	(2.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$241.1	$—	$643.6	$(643.6)	$241.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$167.9	190.7	—	454.5	(645.2)	167.9
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	224.3	—	—	224.3	(224.3)	224.3
Change in unrecognized gain and prior service cost related to defined benefit plans	3.8	0.1	—	3.7	(3.8)	3.8
Net unrecognized gain (loss) on derivatives	51.3	57.1	—	(5.8)	(51.3)	51.3
Net unrealized (loss) gain on marketable securities	(0.3)	—	—	(0.3)	0.3	(0.3)
Other comprehensive earnings (loss), before tax	279.1	57.2	—	221.9	(279.1)	279.1
Income tax provision (benefit)	19.8	21.3	—	(1.5)	(19.8)	19.8
Other comprehensive earnings (loss), net of tax	259.3	35.9	—	223.4	(259.3)	259.3
Comprehensive earnings (loss)	427.2	226.6	—	677.9	(904.5)	427.2
Comprehensive (earnings) loss attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$427.1	$226.6	$—	$677.8	$(904.4)	$427.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$224.5	$242.8	$—	$741.9	$(984.7)	$224.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(378.3)	—	—	(378.3)	378.3	(378.3)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	3.9	0.1	—	3.8	(3.9)	3.9
Net unrecognized gain (loss) on derivatives	16.8	6.2	—	10.6	(16.8)	16.8
Net unrealized (loss) gain on marketable securities	(0.2)	—	—	(0.2)	0.2	(0.2)
Other comprehensive (loss) earnings, before tax	(357.8)	6.3	—	(364.1)	357.8	(357.8)
Income tax provision (benefit)	6.8	2.7	—	4.1	(6.8)	6.8
Other comprehensive (loss) earnings, net of tax	(364.6)	3.6	—	(368.2)	364.6	(364.6)
Comprehensive (loss) earnings	(140.1)	246.4	—	373.7	(620.1)	(140.1)
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(140.2)	$246.4	$—	$373.6	$(620.0)	$(140.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	126.6	—	333.7	(333.7)	126.6
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	39.4	—	39.4	(39.4)	39.4
Change in unrecognized loss and prior service cost related to defined benefit plans	(3.6)	—	(3.7)	3.7	(3.6)
Net unrecognized (loss) gain on derivatives	(47.8)	—	6.5	(6.5)	(47.8)
Net unrealized gain (loss) on marketable securities	0.1	—	0.2	(0.2)	0.1
Other comprehensive (loss) earnings, before tax	(11.9)	—	42.4	(42.4)	(11.9)
Income tax (benefit) provision	(18.6)	—	1.5	(1.5)	(18.6)
Other comprehensive earnings (loss), net of tax	6.7	—	40.9	(40.9)	6.7
Comprehensive earnings (loss)	133.3	—	374.6	(374.6)	133.3
Comprehensive earnings attributable to the noncontrolling interest	(1.4)	—	(1.4)	1.4	(1.4)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$131.9	$—	$373.2	$(373.2)	$131.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$243.2	$—	$645.7	$(645.7)	$243.2
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	136.6	—	136.6	(136.6)	136.6
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(5.1)	—	(5.2)	5.2	(5.1)
Net unrecognized (loss) gain on derivatives	(75.2)	—	46.3	(46.3)	(75.2)
Net unrealized gain (loss) on marketable securities	0.1	—	0.2	(0.2)	0.1
Other comprehensive earnings (loss), before tax	56.4	—	177.9	(177.9)	56.4
Income tax (benefit) provision	(31.0)	—	13.9	(13.9)	(31.0)
Other comprehensive earnings (loss), net of tax	87.4	—	164.0	(164.0)	87.4
Comprehensive earnings (loss)	330.6	—	809.7	(809.7)	330.6
Comprehensive earnings attributable to the noncontrolling interest	(2.1)	—	(2.1)	2.1	(2.1)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$328.5	$—	$807.6	$(807.6)	$328.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$0.1	$186.4	$—	$253.2	$—	$439.7
Accounts receivable, net	—	18.5	—	2,842.7	—	2,861.2
Inventories	—	—	—	1,934.3	—	1,934.3
Intercompany receivables	—	—	—	9,045.1	(9,045.1)	—
Other current assets	49.0	1,858.3	—	748.9	—	2,656.2
Total current assets	49.1	2,063.2	—	14,824.2	(9,045.1)	7,891.4
Property, plant and equipment, net	—	296.3	—	1,603.0	—	1,899.3
Investments in subsidiaries	9,520.2	11,073.9	—	—	(20,594.1)	—
Intercompany notes and interest receivable	—	6,077.0	—	18.4	(6,095.4)	—
Intangible assets, net	—	—	—	6,826.4	—	6,826.4
Goodwill	—	17.1	—	5,195.3	—	5,212.4
Other assets	—	169.4	—	795.7	—	965.1
Total assets	$9,569.3	$19,696.9	$—	$29,263.0	$(35,734.6)	$22,794.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$33.9	$—	$1,067.9	$—	$1,101.8
Short-term borrowings	—	—	—	436.3	—	436.3
Income taxes payable	—	—	—	81.5	—	81.5
Current portion of long-term debt and other long-term obligations	—	2,097.6	—	65.8	—	2,163.4
Intercompany payables	—	9,045.1	—	—	(9,045.1)	—
Other current liabilities	—	349.0	—	1,237.4	—	1,586.4
Total current liabilities	—	11,525.6	—	2,888.9	(9,045.1)	5,369.4
Long-term debt	—	5,887.8	—	2.6	—	5,890.4
Intercompany notes payable	—	18.4	—	6,077.0	(6,095.4)	—
Other long-term obligations	—	129.0	—	1,836.5	—	1,965.5
Total liabilities	—	17,560.8	—	10,805.0	(15,140.5)	13,225.3

Total equity	9,569.3	2,136.1	—	18,458.0	(20,594.1)	9,569.3

Total liabilities and equity	$9,569.3	$19,696.9	$—	$29,263.0	$(35,734.6)	$22,794.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$112.9	$—	$112.6	$—	$225.5
Accounts receivable, net	16.6	—	2,251.9	—	2,268.5
Inventories	—	—	1,651.4	—	1,651.4
Intercompany receivables	—	—	7,973.6	(7,973.6)	—
Other current assets	2,042.8	—	598.7	—	2,641.5
Total current assets	2,172.3	—	12,588.2	(7,973.6)	6,786.9
Property, plant and equipment, net	283.6	—	1,502.1	—	1,785.7
Investments in subsidiaries	11,422.9	—	—	(11,422.9)	—
Intercompany notes and interest receivable	5,897.7	—	18.2	(5,915.9)	—
Intangible assets, net	—	—	2,347.1	—	2,347.1
Goodwill	17.1	—	4,032.2	—	4,049.3
Other assets	120.6	—	797.0	—	917.6
Total assets	$19,914.2	$—	$21,284.8	$(25,312.4)	$15,886.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$31.4	$—	$874.2	$—	$905.6
Short-term borrowings	—	—	330.7	—	330.7
Income taxes payable	—	—	160.7	—	160.7
Current portion of long-term debt and other long-term obligations	2,406.1	—	68.3	—	2,474.4
Intercompany payables	7,973.6	—	—	(7,973.6)	—
Other current liabilities	352.9	—	1,081.4	—	1,434.3
Total current liabilities	10,764.0	—	2,515.3	(7,973.6)	5,305.7
Long-term debt	5,732.8	—	—	—	5,732.8
Intercompany notes payable	18.2	—	5,897.7	(5,915.9)	—
Other long-term obligations	123.2	—	1,448.9	—	1,572.1
Total liabilities	16,638.2	—	9,861.9	(13,889.5)	12,610.6

Total equity	3,276.0	—	11,422.9	(11,422.9)	3,276.0

Total liabilities and equity	$19,914.2	$—	$21,284.8	$(25,312.4)	$15,886.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(726.2)	$—	$1,107.9	$—	$381.7
Cash flows from investing activities:
Capital expenditures	—	(37.1)	—	(84.9)	—	(122.0)
Purchase of marketable securities	—	(28.9)	—	(22.7)	—	(51.6)
Proceeds from sale of marketable securities	—	—	—	21.6	—	21.6
Investments in affiliates	—	(257.9)	—	—	257.9	—
Loans to affiliates	(33.1)	(2,583.7)	—	(3,446.5)	6,063.3	—
Repayments of loans from affiliates	—	196.4	—	20.8	(217.2)	—
Payments for product rights and other, net	—	—	—	(115.8)	—	(115.8)
Net cash (used in) provided by investing activities	(33.1)	(2,711.2)	—	(3,627.5)	6,104.0	(267.8)
Cash flows from financing activities:
Payment of financing fees	(60.9)	(22.7)	—	—	—	(83.6)
Change in short-term borrowings, net	—	—	—	105.6	—	105.6
Proceeds from convertible note hedge	—	667.9	—	—	—	667.9
Proceeds from issuance of long-term debt	—	305.0	—	—	—	305.0
Payment of long-term debt	—	(973.6)	—	—	—	(973.6)
Proceeds from exercise of stock options	33.1	53.3	—	—	—	86.4
Taxes paid related to net share settlement of equity awards	—	(25.8)	—	(5.9)	—	(31.7)
Capital contribution from affiliates	—	—	—	257.9	(257.9)	—
Payments on borrowings from affiliates	—	(20.8)	—	(196.4)	217.2	—
Proceeds from borrowings from affiliates	60.9	3,479.6	—	2,522.8	(6,063.3)	—
Acquisition of noncontrolling interest	—	—	—	(10.6)	—	(10.6)
Other items, net	—	48.0	—	—	—	48.0
Net cash provided by (used in) financing activities	33.1	3,510.9	—	2,673.4	(6,104.0)	113.4
Effect on cash of changes in exchange rates	—	—	—	(13.1)	—	(13.1)
Net increase in cash and cash equivalents	—	73.5	—	140.7	—	214.2
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$0.1	$186.4	$—	$253.2	$—	$439.7
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(638.6)	$—	$1,086.1	$—	$447.5
Cash flows from investing activities:
Capital expenditures	(44.7)	—	(108.6)	—	(153.3)
Cash paid for acquisitions, net	—	—	(33.0)	—	(33.0)
Proceeds from sale of property, plant and equipment	—	—	5.0	—	5.0
Purchase of marketable securities	(3.3)	—	(7.2)	—	(10.5)
Proceeds from sale of marketable securities	—	—	7.8	—	7.8
Investments in affiliates	(27.5)	—	—	27.5	—
Loans to affiliates	(1,793.9)	—	(2,541.4)	4,335.3	—
Repayments of loans from affiliates	3.2	—	5.2	(8.4)	—
Payments for product rights and other, net	—	—	(135.3)	—	(135.3)
Net cash (used in) provided by investing activities	(1,866.2)	—	(2,807.5)	4,354.4	(319.3)
Cash flows from financing activities:
Payment of financing fees	(2.6)	—	—	—	(2.6)
Change in short-term borrowings, net	—	—	(193.3)	—	(193.3)
Proceeds from issuance of long-term debt	240.0	—	—	—	240.0
Payment of long-term debt	(300.0)	—	—	—	(300.0)
Proceeds from exercise of stock options	29.9	—	—	—	29.9
Taxes paid related to net share settlement of equity awards	(17.3)	—	(5.5)	—	(22.8)
Capital contribution from affiliates	—	—	27.5	(27.5)	—
Proceeds from borrowings from affiliates	2,541.4	—	1,793.9	(4,335.3)	—
Payments on borrowings from affiliates	(5.2)	—	(3.2)	8.4	—
Other items, net	21.3	—	—	—	21.3
Net cash provided by (used in) financing activities	2,507.5	—	1,619.4	(4,354.4)	(227.5)
Effect on cash of changes in exchange rates	—	—	1.9	—	1.9
Net increase (decrease) in cash and cash equivalents	2.7	—	(100.1)	—	(97.4)
Cash and cash equivalents — beginning of period	14.4	—	276.9	—	291.3
Cash and cash equivalents — end of period	$17.1	$—	$176.8	$—	$193.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

15.Contingencies
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Pricing and Medicaid Litigation
Dey L.P. (now known as Mylan Specialty L.P. and herein as “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty reached a settlement of these class actions, which was approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Mylan Specialty in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a co-defendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At June 30, 2015, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. On July 27, 2015, the District Court granted the direct purchasers’ motion for class certification. Additional motions remain pending and a trial date has not been scheduled. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchaser class. The settlement will be submitted to the District Court for review and approval. At June 30, 2015, the Company has accrued approximately $16.0 million related to this settlement. On June 29, 2015, the City of Providence, Rhode Island filed suit against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. On July 10, 2015, the Louisiana Attorney General filed a complaint against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania.

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the Modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit against Cephalon settled and a Stipulated Order for Permanent Injunction and Equitable Monetary Relief was entered by the Court on June 17, 2015. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to Mylan’s settlement with Cephalon.
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

Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with other drug manufacturers, were named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. Those lawsuits were consolidated in the U.S. District Court for the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn®. Plaintiffs’ consolidated amended complaint was filed on September 12, 2014. Mylan and Mylan Laboratories Limited are no longer named defendants in the consolidated amended complaint.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014 and a decision remains pending. Two additional complaints have subsequently been filed by plaintiffs purporting to represent a class of direct purchasers of branded or generic Actos® and Actoplus Met®. These complaints have been held in abeyance pending the District Court’s ruling on the fully briefed Motion to Dismiss.
Shareholder Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, “Plaintiffs”) filed a class action complaint against Mylan and Directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleges both breach of fiduciary duty on the part of the Directors and breach of contract by Mylan and the Directors relating to certain public disclosures made in connection with the EPD Transaction and the creation of, and Call Option Agreement with, the Foundation. Plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). Plaintiffs filed an amended complaint in the District Court on July 10, 2015, that includes the same basic causes of action and requested relief, drops allegations against some of the Directors named in the original complaint and asserts the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. The response is due on August 31, 2015. On July 21, 2015, a second class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, was filed by a different plaintiff in the District Court. The response to this second complaint is due on September 21, 2015. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.

European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the European Economic Area Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan, Niche

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan, as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the European Union and the briefing is ongoing.

Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing date has been scheduled for October 8, 2015. The Company has accrued approximately $10.4 million and $10.3 million as of June 30, 2015 and December 31, 2014, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.

U.K. Competition and Markets Authority
Paroxetine

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

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $14.6 million at June 30, 2015 and $13.4 million at December 31, 2014. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, references to the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company’s Current Report on Form 8-K filed on June 11, 2015, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition of Perrigo Company plc (“Perrigo”) by Mylan (the “Perrigo Proposal”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the benefits and synergies of the Perrigo Proposal or EPD Transaction, future opportunities for Mylan, Perrigo, or the combined company and products, and any other statements regarding Mylan’s, Perrigo’s, or the combined company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Perrigo Proposal, including as to the timing of the offer and compulsory acquisition, whether Perrigo will cooperate with Mylan and whether Mylan will be able to consummate the offer and compulsory acquisition, whether Mylan shareholders will provide the requisite approvals for the Perrigo Proposal, the possibility that competing offers will be made, the possibility that the conditions to the consummation of the offer will not be satisfied, and the possibility that Mylan will be unable to obtain regulatory approvals for the offer and compulsory acquisition or be required, as a condition to obtaining regulatory approvals, to accept conditions that could reduce the anticipated benefits of the offer and compulsory acquisition; the ability to meet expectations regarding the accounting and tax treatments of a transaction relating to the Perrigo Proposal and the EPD Transaction; changes in relevant tax and other laws, including but not limited to changes in healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of Perrigo and the EPD Business being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the Perrigo Proposal and the EPD Transaction; the retention of certain key employees of Perrigo and the EPD Business being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the Perrigo Proposal and the EPD Transaction within the expected time-frames or at all and to successfully integrate Perrigo and the EPD Business; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to our ability to bring new products to market; success of clinical trials and our ability to execute on new product opportunities; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan, Perrigo, or the combined company; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and our other filings with the SEC. These risks, as well as other risks associated with Mylan, Perrigo, and the combined company are also more fully discussed in the Registration Statement on Form S-4 (that includes an offer to exchange/prospectus) that Mylan filed with the SEC on May 5, 2015 (which Registration Statement was amended on June 19, 2015, July 16, 2015, and August 6, 2015 and has not yet been declared effective, the “Registration Statement”) and the definitive proxy statement on Schedule 14A that Mylan filed with the SEC on July 28, 2015 (the “Proxy Statement”) in connection with the Perrigo Proposal. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

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
Additional Information

In connection with the Perrigo Proposal, Mylan has filed certain materials with the SEC (and anticipates filing further materials), including, among other materials, the Registration Statement and the Proxy Statement. In connection with the Perrigo Proposal, Mylan currently intends to file with the SEC a Tender Offer Statement on Schedule TO and certain other materials. This report is not intended to be, and is not, a substitute for such filings or for any other document that Mylan may file with the SEC in connection with the Perrigo Proposal. INVESTORS AND SECURITYHOLDERS OF MYLAN AND PERRIGO ARE URGED TO READ THE DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY (IF AND WHEN THEY BECOME AVAILABLE) BEFORE MAKING AN INVESTMENT DECISION BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, PERRIGO AND THE PERRIGO PROPOSAL. Such documents will be available free of charge through the website maintained by the SEC at www.sec.gov or by directing a request to Mylan at 724-514-1813 or investor.relations@mylan.com. Any materials filed by Mylan with the SEC that are required to be mailed to shareholders of Perrigo and/or Mylan will also be mailed to such shareholders. Mylan first began mailing the Proxy Statement to its shareholders on or about July 31, 2015.

Profit Forecasts / Asset Valuations
To the extent that the Mylan results (for the three and six months ended June 30, 2015) contained, referred to, or summarized in this document constitute a profit forecast for the purposes of Rule 28 of the Irish Takeover Rules, such results will (unless the Irish Takeover Panel consents otherwise) be reported on in accordance with that rule at the appropriate time. Except as described in the previous sentence, no statement in this document is intended to constitute a profit forecast for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for Mylan or Perrigo as appropriate. No statement in this document constitutes an asset valuation.

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

Significant recent events include the following:
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into an amended and restated definitive agreement implementing the transaction (the “EPD Transaction Agreement”). The EPD Transaction closed on February 27, 2015 (the “EPD Transaction Closing Date”), after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and its global headquarters are located in Canonsburg, Pennsylvania.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction, as reported by the NASDAQ Global Select Stock Market. At the EPD Transaction Closing Date, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively own approximately 14.2% of Mylan N.V.’s outstanding ordinary shares.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date.

Other Transactions
On April 24, 2015, the Company issued a Rule 2.5 announcement under the Irish Takeover Rules setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo. Under the terms of the offer, amended on April 29, 2015, Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share. The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement, including approval by Mylan N.V. shareholders. On July 27, 2015, Mylan announced that it will hold its extraordinary general meeting of shareholders in connection with the Perrigo Proposal on Friday, August 28, 2015. The offer is fully financed, cash confirmed and not conditional on due diligence. The making of the offer is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the United States and the rules and regulations thereunder (the “HSR Act”), (ii) a final decision to clear or approve the consummation of the acquisition of Perrigo contemplated by the offer under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

During the six months ended June 30, 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360 million. During the three months ended June 30, 2015, the Company paid approximately $85.7 million related to the closing of two of these agreements. The remaining transaction is expected to close prior to the end of 2015. In addition, under the terms of one of the agreements, the Company may be required to make future sales and other contingent milestone payments.

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

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist (“LAMA”) for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs in the first half of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

Other
On August 6, 2015, Mylan entered into Bridge Amendment No. 2 to the Bridge Credit Agreement (as defined below). A description of the Bridge Credit Agreement and Bridge Amendment No. 2 thereto can be found in Part I - ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Liquidity and Capital Resources of this Form 10-Q.
On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent. The 2015 Term Credit Agreement provides for a delayed-draw term loan credit facility under which the Borrower may obtain loans up to an aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, and (ii) a delayed draw term loan (the “Delayed Draw Loan”) in an amount up to $600.0 million, which may be borrowed on or before September 15, 2015. The proceeds of the Delayed Draw Loan may be applied primarily to repay the Borrower’s Cash Convertible Notes or to refinance any other debt under the Company’s and/or the Borrower’s credit facilities.
On June 15, 2015, the Company announced its intention to redeem all of its outstanding 7.875% Senior Notes due 2020 (“2020 Senior Notes”) on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the 2020 Senior Notes for a total of approximately $1.04 billion, including a $39.4 million redemption premium.
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd.(“Teva”), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva’s unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares (which represents 100% of the class of Mylan preferred shares as of the date of this report) pursuant to the terms of the Call Option Agreement. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. If the Foundation determines that the perceived threat to Mylan and its stakeholders has been removed or sufficiently mitigated or neutralized, the Company expects that, as a matter of Dutch law and the Foundation’s limited protective purpose, the Foundation will require Mylan to cancel its preferred shares.

Financial Summary
For the three months ended June 30, 2015, Mylan reported total revenues of $2.37 billion, compared to $1.84 billion for the three months ended June 30, 2014. This represents an increase in revenues of $534.4 million, or 29.1%. Consolidated gross profit for the current quarter was $1.01 billion, compared to $808.8 million in the comparable prior year period, an increase of $199.3 million, or 24.6%. For the current quarter, earnings from operations were $276.6 million, compared to $226.1 million for the three months ended June 30, 2014, an increase of $50.5 million, or 22.3%.
Net earnings attributable to Mylan N.V. ordinary shareholders increased $42.6 million, or 34.0%, to $167.8 million for the three months ended June 30, 2015, compared to $125.2 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders remained flat at $0.32 for the three months ended June 30, 2015 and 2014 due to the impact of ordinary shares issued in the EPD Transaction.
For the six months ended June 30, 2015, Mylan reported total revenues of $4.24 billion, compared to $3.55 billion for the six months ended June 30, 2014. This represents an increase in revenues of $690.5 million, or 19.4%. Consolidated gross profit for the six months ended June 30, 2015 was $1.84 billion, compared to $1.55 billion in the comparable prior year period, an increase of $291.6 million, or 18.9%. For the six months ended June 30, 2015, earnings from operations were $435.9 million, compared to $465.1 million for the six months ended June 30, 2014, a decrease of $29.2 million, or 6.3%.

Net earnings attributable to Mylan N.V. ordinary shareholders decreased $16.7 million, or 6.9%, to $224.4 million for the six months ended June 30, 2015, compared to $241.1 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders decreased from $0.61 to $0.46 for the six months ended June 30, 2015 compared to the prior year period.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year's foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Percent Change		Percent Change
(In millions)	2015	2014	2015	2014	Actual	Constant Currency	Actual	Constant Currency
Generics:
Third party net sales
North America	$937.4	$736.6	$1,782.2	$1,518.8	27%	28%	17%	18%
Europe	571.0	395.9	977.3	751.8	44%	62%	30%	48%
Rest of World	546.7	396.0	939.2	766.2	38%	51%	23%	32%
Total third party net sales	2,055.1	1,528.5	3,698.7	3,036.8	34%	43%	22%	29%

Other third party revenues	8.6	16.0	20.2	22.2
Total third party revenues	2,063.7	1,544.5	3,718.9	3,059.0

Intersegment sales	2.3	1.3	3.8	2.6
Generics total revenues	2,066.0	1,545.8	3,722.7	3,061.6

Specialty:
Third party net sales	301.9	287.8	512.9	482.5	5%	5%	6%	6%
Other third party revenues	6.1	5.0	11.6	11.4
Total third party revenues	308.0	292.8	524.5	493.9

Intersegment sales	2.7	2.7	4.6	4.4
Specialty total revenues	310.7	295.5	529.1	498.3

Elimination of intersegment sales	(5.0)	(4.0)	(8.4)	(7.0)
Consolidated total revenues	$2,371.7	$1,837.3	$4,243.4	$3,552.9	29%	36%	19%	26%

More information about other non-GAAP measures used by the Company as part of this discussion, including Adjusted Cost of Sales, Adjusted Gross Margins, Adjusted Earnings and Adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $2.37 billion, compared to $1.84 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.36 billion, compared to $1.82 billion for the comparable prior year period, representing an increase of $540.6 million, or 29.8%. Other third party revenues for the current quarter were $14.7 million, compared to $20.9 million for the comparable prior year period, a decrease of $6.2 million.
Mylan’s current quarter revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, Japan and Australia. The unfavorable impact of foreign currency translation on current period total revenues was approximately $127 million, or 7%. As such, constant currency total revenues increased approximately $662 million, or 36%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 43%, which included the impact of the acquisition of the EPD Business, combined with a 5% increase in third party net sales in Specialty. The contribution of net sales from the acquisition of the EPD Business totaled approximately $402.1 million and net sales from new products totaled approximately $138.8 million in the second quarter of 2015. On a constant currency basis, net sales from existing products increased approximately $127 million as a result of a increase in volume of approximately $146 million, offset by a decrease in price.
Cost of sales for the three months ended June 30, 2015 was $1.36 billion, compared to $1.03 billion for the comparable prior year period. Cost of sales for the current quarter was impacted by the amortization of acquired intangible assets of approximately $242.7 million, acquisition related costs of approximately $26.5 million and restructuring and other special items of approximately $6.7 million as described further in the section titled “Use of Non-GAAP Financial Measures.” The prior year comparable period cost of sales included similar purchase accounting related items of approximately $86.9 million, acquisition related costs of approximately $17.8 million and restructuring and other special items of approximately $9.9 million. The increase in current year purchase accounting related items are principally the result of the acquisition of the EPD Business. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current quarter increased to $1.09 billion from $913.9 million, corresponding with the increase in sales.
Gross profit for the three months ended June 30, 2015 was $1.01 billion, and gross margins were 42.5%. For the three months ended June 30, 2014, gross profit was $808.8 million, and gross margins were 44.0%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins were approximately 54% for the three months ended June 30, 2015, as compared to approximately 50% for the three months ended June 30, 2014. Adjusted Gross Margins were positively impacted in the current quarter as a result of the net sales from the acquisition of the EPD Business by approximately 190 basis points, new product introductions by approximately 140 basis points and increased margins on existing products in North America.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% and 34% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $2.06 billion, compared to $1.53 billion for the comparable prior year period, an increase of $526.7 million, or 34.5%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $127 million, or 8%. As such, constant currency third party net sales increased by approximately $654 million, or 43% when compared to the prior year period.
Third party net sales from North America were $937.4 million for the current quarter, compared to $736.6 million for the comparable prior year period, representing an increase of $200.8 million, or 27.3%. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from the acquisition of the EPD Business, totaling approximately $139 million, as well as a favorable mix of volume and pricing. The effect of foreign currency translation was insignificant within North America.

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
Third party net sales from Europe were $571.0 million for the three months ended June 30, 2015, compared to $395.9 million for the comparable prior year period, an increase of $175.1 million, or 44.2%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $72.3 million, or 18.3% within Europe. As such, constant currency third party net sales increased by approximately $247 million, or 62% when compared to the prior year period. This increase was primarily the result of net sales from the acquisition of the EPD Business, and to a lesser extent, net sales from new products, totaling approximately $262 million in the second quarter of 2015. Further contributing to this increase were higher volumes on existing products, primarily in Italy and France. These increases were partially offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Constant currency net sales from Mylan’s business in France increased compared to the prior year period as a result of higher volumes on existing products and net sales from the acquisition of the EPD Business and new products, partially offset by lower pricing. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France, excluding acquisition-related activity, increased in the second quarter of 2015 and we remain the market leader.
In Italy, constant currency third party net sales increased in the current year versus the prior year as a result of the impact of the acquisition of the EPD Business and new products as well as increased volumes on existing products, partially offset by lower pricing.
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
In Rest of World, third party net sales were $546.7 million for the three months ended June 30, 2015, compared to $396.0 million for the comparable prior year period, an increase of $150.7 million, or 38.1%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $51 million, or 13%. Rest of World constant currency third party net sales increased by approximately $201 million, or 51%. This increase was primarily driven by the impact of the acquisition of the EPD Business, new product launches in Australia and Japan and higher third party net sales volumes from our operations in India, in particular, growth in the anti-retroviral (“ARV”) franchise. These increases were partially offset by lower volumes on existing products and lower pricing in this region.
In addition to third party net sales, the Rest of World region also supplies both finished dosage form generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $154.6 million and $184.9 million in the three months ended June 30, 2015 and 2014, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan, constant currency third party net sales increased as a result of net sales from the acquisition of the EPD Business, and to a lesser extent, new products, partially offset by a decline in volume on existing products. The company continues to see Japan as a key region for future sales growth as the market expands. In Australia, constant currency third party net sales increased versus the comparable prior year period as a result of new product sales, net sales from the acquisition of the

EPD Business and increased volumes, partially offset by decreases in pricing as a result of significant government-imposed pricing reform. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net sales of $301.9 million, an increase of $14.1 million, or 4.9%, from $287.8 million for the comparable prior year period. The increase in Specialty net sales was due to growth across the segment, including higher volumes of the EpiPen® Auto-Injector.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2015 was $168.2 million, compared to $155.4 million for the comparable prior year period, an increase of $12.8 million. R&D increased primarily due to the impact of the acquisition of the EPD Business, which increased R&D by approximately $14 million in the current quarter. In addition, R&D increased due to the continued development of our respiratory, insulin and biologics programs. In the prior year period, the Company incurred upfront licensing payments of approximately $16 million.
Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $564.2 million, compared to $404.1 million for the comparable prior year period, an increase of $160.1 million. Factors contributing to the increase in SG&A include the impact of the acquisition of the EPD Business which increased SG&A by approximately $109.1 million, acquisition related costs of approximately $33.8 million and employee costs of approximately $20.5 million as we continue to invest in our infrastructure to support the growth of the Company.
Litigation Settlements, net
During the three months ended June 30, 2015 and 2014, the Company recorded a $0.9 million benefit, net, and $23.2 million charge, net, respectively, for litigation settlements. The current period benefit was primarily related to the settlement of a patent infringement matter. In the prior year period, the Company recognized charges principally related to a European Commission matter.
Interest Expense
Interest expense for the three months ended June 30, 2015 totaled $93.9 million, compared to $84.6 million for the three months ended June 30, 2014. The increase was primarily due to the amortization of discounts and premiums and deferred financing fees and the higher balances on the Company’s revolving credit facility and accounts receivable facility. In the current quarter, the Company amortized approximately $12 million of deferred financing fees related to the Bridge Credit Facility. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $11.3 million for the current quarter and $7.1 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter was $9.6 million compared to $8.7 million for the comparable prior year period.
Other Expense (Income), Net
Other expense (income), net, was expense of $2.0 million in the current quarter, compared to expense of $3.7 million for the comparable prior year period. Other expense (income), net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the second quarter of 2015, other expense (income), net included foreign exchange gains of $21.4 million, offset by losses from equity affiliates of $25.0 million, principally related to the Company’s clean energy investments. In the second quarter of 2014, other expense (income), net, included foreign exchange gains of $21.0 million, which were offset by losses from equity affiliates of $20.3 million, principally related to the Company’s clean energy investments, and the impairment of an investment of approximately $9 million.

Income Tax Provision
Income tax provision was $12.8 million for the three months ended June 30, 2015, compared to $11.2 million for the comparable prior year period. The effective tax rate was 7.1% and 8.1% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate for the three months ended June 30, 2015 was impacted by the mix of income earned in jurisdictions with tax rates lower than the U.S.
Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014
Total Revenues and Gross Profit
For the six months ended June 30, 2015, Mylan reported total revenues of $4.24 billion, compared to $3.55 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the six months ended June 30, 2015 were $4.21 billion, compared to $3.52 billion for the comparable prior year period, representing an increase of $692.2 million, or 19.7%. Other third party revenues for the six months ended June 30, 2015 were $31.8 million, compared to $33.5 million for the comparable prior year period, a decrease of $1.7 million.
Mylan’s current year revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, Japan and Australia. Constant currency total revenues increased approximately $911 million, or 26%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 29%, which included the impact of the acquisition of the EPD Business, combined with a 6% increase in third party net sales in Specialty. The contribution of net sales from the acquisition of the EPD Business totaled approximately $549.5 million and net sales from new products totaled approximately $228.9 million in the first six months of 2015. On a constant currency basis, net sales from existing products increased approximately $134 million as a result of an increase in volume of $163 million, partially offset by a decrease in pricing of approximately $30 million.
Cost of sales for the six months ended June 30, 2015 was $2.41 billion, compared to $2.01 billion for the comparable prior year period. Cost of sales for the current period is impacted by the amortization of acquired intangible assets of approximately $382.9 million, acquisition related costs of approximately $38.8 million and restructuring and other special items of approximately $14.7 million as described further in the section titled “Adjusted Earnings.” The prior year comparable period cost of sales included similar purchase accounting amortization of approximately $186.8 million, acquisition related costs of approximately $35.4 million and restructuring and other special items of approximately $20.2 million. The increase in current year purchase accounting related items are principally the result of the acquisition of the EPD Business. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current period increased to $1.97 billion from $1.76 billion corresponding with the increase in net sales.
Gross profit for the six months ended June 30, 2015 was $1.84 billion, and gross margins were 43.3%. For the six months ended June 30, 2014, gross profit was $1.55 billion, and gross margins were 43.5%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins were approximately 54% for the six months ended June 30, 2015 as compared to approximately 50% for the six months ended June 30, 2014. Adjusted Gross Margins were positively impacted in the current year as a result of the net sales from the acquisition of the EPD Business by approximately 150 basis points, new product introductions by approximately 120 basis points and increased margins on existing products in North America.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 28% and 32% of the Company’s total revenues for the six months ended June 30, 2015 and 2014, respectively.
Generics Segment
For the six months ended June 30, 2015, Generics third party net sales were $3.70 billion, compared to $3.04 billion for the comparable prior year period, an increase of $661.9 million, or 21.8%. Foreign currency had an unfavorable impact on third party net sales for the current period. Generics constant currency third party net sales for the current period would have increased by approximately 29% when compared to the prior year period.

Third party net sales from North America were $1.78 billion for the six months ended June 30, 2015, compared to $1.52 billion for the comparable prior year period, representing an increase of $263.4 million, or 17.3%. The increase in third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from the acquisition of the EPD Business, which totaled approximately $227 million for the six months ended June 30, 2015 as well as a favorable mix of volume and price. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $977.3 million for the six months ended June 30, 2015, compared to $751.8 million for the comparable prior year period, an increase of $225.5 million, or 30.0%. Constant currency third party net sales from Europe would have increased $363 million, or 48%. This increase was primarily the result of net sales from the acquisition of the EPD Business, and to a lesser extent, net sales from new products, which totaled approximately $361 million in the current year. Further contributing to this increase were increased volumes on existing products, most notably in France and Italy. These increases in volumes were partially offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Constant currency net sales from Mylan’s business in France increased when compared to the prior year as a result of higher volumes on existing products and net sales from the acquisition of the EPD Business, partially offset by lower pricing due to market conditions. Our market share in France, excluding acquisition-related activity, remained relatively stable for the six months ended June 30, 2015 and we remain the market leader.
In Italy, constant currency third party net sales increased in the current year versus the prior year as a result of increased volumes on existing products and net sales from the acquisition of the EPD Business, partially offset by lower pricing.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In Rest of World, third party net sales were $939.2 million for the six months ended June 30, 2015, compared to $766.2 million for the comparable prior year period, an increase of $173.0 million, or 22.6%. Rest of World constant currency third party net sales increased by approximately $247 million, or 32%. This increase was primarily driven by net sales from the acquisition of the EPD Business primarily in Japan and Australia, and to a lesser extent, net sales from new products. Further contributing to the increase was higher third party net sales volumes from our operations in India as a result of strong growth in the ARV franchise. These increases were partially offset by lower pricing in the region.
In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $308.6 million and $351.3 million in the six months ended June 30, 2015 and 2014, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, constant currency third party net sales increased as a result of net sales from the acquisition of the EPD Business, and to a lesser extent, net sales from new product introductions, which were partially offset by lower volumes on existing products. The company continues to see Japan as a key region for future sales growth as the market expands. In Australia, constant currency third party net sales increased versus the comparable prior year period as a result of net sales from the acquisition of the EPD Business and new product introductions, and to a lesser extent, higher volumes on existing products. These increases were partially offset by lower pricing due to government-imposed pricing reform. As in Europe, Australia has undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in this market.
Specialty Segment
For the six months ended June 30, 2015, Specialty reported third party net sales of $512.9 million, an increase of $30.4 million, or 6.3%, from $482.5 million for the comparable prior year period. The increase in Specialty net sales was the result of growth across the segment, including higher net sales of the EpiPen® Auto-Injector as a result of higher volumes.
Operating Expenses
Research & Development Expense
R&D for the six months ended June 30, 2015 was $338.1 million, compared to $273.4 million for the comparable prior year period, an increase of $64.7 million. R&D increased primarily due to the impact of the acquisition of the EPD Business, which increased R&D by approximately $18 million in the current year. In addition, the Company incurred upfront development costs of $15 million related to Theravance Biopharma agreement in the first half of 2015. Further contributing to the increase was the continued development of our respiratory, insulin and biologics programs. In the prior year, the Company incurred up front licensing payments of approximately $16 million.
Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2015 was $1.05 billion, compared to $781.8 million for the comparable prior year period, an increase of $265.6 million. Factors contributing to the increase in SG&A include the impact of the acquisition of the EPD Business which increased SG&A by approximately $145.3 million, acquisition related costs of approximately $100.3 million and increased selling and marketing costs of approximately $11.6 million primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign.
Litigation Settlements, net
During the six months ended June 30, 2015 and 2014, the Company recorded a $16.8 million charge, net, and $26.3 million charge, net, respectively. The current period charge was primarily related to the settlement of an antitrust matter, partially offset by the settlement of a patent infringement matter. The prior period charge was primarily related to a European Commission matter of $23.7 million and, to a lesser extent, litigation settlements related to product liability claims.
Interest Expense
Interest expense for the six months ended June 30, 2015 totaled $173.4 million, compared to $167.3 million for the six months ended June 30, 2014. The increase was due to the amortization of discounts, premiums and deferred financing fees as well as higher balances on the Company’s revolving credit facility and accounts receivable facility. In the current year, the Company amortized approximately $12 million of deferred financing fees related to the Bridge Credit Facility. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $19.2 million for the six months ended June 30, 2015 and $14.0 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions which totaled $18.8 million and $17.1 million for the six months ended June 30, 2015 and 2014, respectively.
Other Expense (Income), Net
Other expense (income), net was expense of $20.5 million for the six months ended June 30, 2015, compared to expense of $8.3 million for the comparable prior year period. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the current year, other expense (income), net included losses from equity affiliates of approximately $49.7 million, principally related to the Company’s clean energy investments, offset by foreign exchange gains of approximately $25.1 million. In the prior year, other expense (income), net included losses from equity affiliates of approximately $43.0 million, principally from the Company’s clean energy investments, and the impairment of an investment of approximately $9 million. These charges were partially offset by foreign exchange gains of approximately $36.0 million.

Income Tax Provision
Income tax provision was $17.5 million for the six months ended June 30, 2015, compared to $46.3 million for the comparable prior year period. The effective tax rate was 7.2% and 16.0% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 was impacted by the mix of income earned in jurisdictions with tax rates lower than the U.S.
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

Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “Adjusted Cost of Sales” and the corresponding “Adjusted Gross Margin.” We believe that these non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The principal items excluded from Adjusted Cost of Sales include purchase accounting related amortization, acquisition related costs and restructuring and other special items, both of which are described in greater detail below.

A reconciliation between cost of sales, as reported under U.S. GAAP, and Adjusted Cost of Sales and Adjusted Gross Margin for the periods shown follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
GAAP cost of sales	$1,363.6	$1,028.5	$2,405.2	$2,006.3
Deduct:
Purchase accounting related amortization	(242.7)	(86.9)	(382.9)	(186.8)
Acquisition related costs	(26.5)	(17.8)	(38.8)	(35.4)
Restructuring & other special items	(6.7)	(9.9)	(14.7)	(20.2)
Adjusted cost of sales	$1,087.7	$913.9	$1,968.8	$1,763.9

Adjusted gross profit (a)	$1,284.0	$923.4	$2,274.6	$1,789.0

Adjusted gross margin (a)	54%	50%	54%	50%
____________

(a)	Adjusted Gross Profit is calculated as total revenues less Adjusted Cost of Sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.
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

The significant items excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS include:
Purchase Accounting Amortization and Other Acquisition-Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including in-process research and development), accretion and the fair value adjustments related to contingent consideration, advisory and legal fees and certain acquisition financing related costs. These costs are excluded because management believes that excluding them is helpful to understanding the underlying, ongoing operational performance of the business.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except per share amounts)	2015		2014		2015		2014
GAAP net earnings attributable to Mylan N.V. and GAAP diluted EPS	$167.8	$0.32	$125.2	$0.32	$224.4	$0.46	$241.1	$0.61
Purchase accounting related amortization (primarily included in cost of sales)	246.6		90.8		390.6		194.5
Litigation settlements, net	(0.9)		23.2		16.8		26.3
Interest expense, primarily amortization of convertible debt discount	16.2		11.5		28.4		22.4
Non-cash accretion and fair value adjustments of contingent consideration liability	9.6		8.7		18.8		17.1
Clean energy investments pre-tax loss (a)	21.7		17.2		44.2		36.6
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	72.6		26.0		151.4		49.4
Restructuring and other special items included in:
Cost of sales	6.7		9.9		14.7		20.2
Research and development expense	—		16.0		17.9		16.9
Selling, general and administrative expense	24.9		21.9		32.7		41.3
Other income (expense), net	1.1		3.3		8.1		0.3
Tax effect of the above items and other income tax related items	(92.0)		(80.4)		(164.6)		(132.4)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$474.3	$0.91	$273.3	$0.69	$783.4	$1.62	$533.7	$1.34
Weighted average diluted ordinary shares outstanding	521.9		397.4		482.8		397.0
____________

(a)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s clean energy investments, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense (income), net in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $381.7 million for the six months ended June 30, 2015. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities decreased by $65.8 million to $381.7 million for the six months ended June 30, 2015, as compared to net cash provided by operating activities of $447.5 million for the six months ended June 30, 2014. The net decrease in cash provided by operating activities was principally due to the following:

•
a net decrease in the amount of cash provided by accounts receivable, including estimated sales allowances, of $222.2 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances. In addition, the timing of customer collections was negatively impacted due to changes in contractual payment terms as a result of new agreements entered into in the current year;

•	a net increase in the amount of cash used through changes in income taxes of $141.5 million as a result of the level of estimated tax payments made during the current year;

•
a net increase of $53.2 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2015 (as compared to 2014) primarily relates to anticipated product launches and increased market demand; and

•
a decrease in net earnings of $18.7 million, which includes an increase of $236.4 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of current year acquisitions, increased losses from equity method investments, and a number of other non-cash charges including share-based compensation, the accretion of the contingent consideration liability and deferred tax expense, which were offset by decreased litigation settlements.

These items were offset by the following:

•	a net increase in the amount of cash provided by changes in trade accounts payable of $76.8 million as a result of the timing of cash payments; and

•	a net decrease in the amount of cash used through changes in other operating assets and liabilities of $56.6 million, as a result of prior year payments for legal settlements.
Cash used in investing activities was $267.8 million for the six months ended June 30, 2015, as compared to $319.3 million for the six months ended June 30, 2014, a net decrease of $51.5 million. The decrease in cash used in investing activities was principally the result of a decrease in cash paid for acquisitions, net by approximately $33 million as well as a decrease in payments for product rights and other investing activities, net, which totaled $115.8 million for the six months ended June 30, 2015 as compared to $135.3 million in the prior year period. The current and prior year payments were the result of the acquisition of certain commercialization rights in the U.S. and other countries. Capital expenditures, primarily for equipment and facilities, were approximately $122.0 million in the current period, compared to $153.3 million in the comparable prior year period. The decrease, compared to 2014, is the result of the timing of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, capital expenditures for the 2015 calendar year are expected to be approximately $400 million to $500 million. The decrease in cash used in investing activities was partially offset by the purchase of marketable securities, which totaled $51.6 million during the six months ended June 30, 2015, as compared to $10.5 million in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the current year.
Cash provided by financing activities was $113.4 million for the six months ended June 30, 2015, compared to cash used in financing activities of $227.5 million for the six months ended June 30, 2014, a net increase of $340.9 million. During the second quarter of 2015, the Company paid $828.5 million in connection with the conversion of $160.6 million of the notional amount of the Cash Convertible Notes and received proceeds of $667.9 million from the convertible note hedge. Additionally, the Company recognized proceeds of approximately $305 million under the Revolving Facility, which was offset by repayments of approximately $145 million. During the six months ended June 30, 2015, the Company increased the borrowings under our accounts receivable securitization facility (the “Receivables Facility”) by approximately $75.0 million, net. The remaining increase in short-term borrowings is due to additional borrowings at the Company’s subsidiaries in India. In addition, the Company recognized proceeds of $86.4 million due to the exercise of stock options. During the six months ended June 30, 2015, the Company paid approximately $83.6 million in financing fees, including fees related to the Bridge Credit Agreement, defined below, and the consent solicitation, which occurred during the first quarter of 2015.
The Company’s next significant debt maturity is in the third quarter of 2015, as the outstanding Cash Convertible Notes mature on September 15, 2015. The Company intends to utilize proceeds from the Delayed Draw Loan, defined below, to fund the cash conversion and settlement of the outstanding Cash Convertible Notes.

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
In addition, our cash and cash equivalents at our non-U.S. operations totaled $317 million at June 30, 2015. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.
On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent (in such capacity, the “Credit Agreement Administrative Agent”). The 2015 Term Credit Agreement provides for a delayed-draw term loan credit facility (the “Credit Facility”) under which the Borrower may obtain loans up to an aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, and (ii) a delayed draw term loan (the “Delayed Draw Loan”, and together with the Closing Date Loan, the “2015 Term Loans”) in an amount up to $600.0 million, which may be borrowed on or before September 15, 2015. The proceeds of the Delayed Draw Loan may be applied primarily to repay the Borrower’s Cash Convertible Notes or to refinance any other debt under the Company’s and/or the Borrower’s credit facilities.
The loans under the 2015 Term Credit Agreement bear interest at LIBOR (determined in accordance with the 2015 Term Credit Agreement) plus 1.375% per annum, if the Borrower chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the 2015 Term Credit Agreement) plus 0.375% per annum. The applicable margins over LIBOR and the base rate for the loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc.
The Borrower has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of July 15, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant will first be tested at the quarter ending September 30, 2015. Following certain qualifying acquisitions (other than the Perrigo Proposal), at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition. In addition, (i) for the four fiscal quarters following the closing of the Company’s offer for the entire issued and to be issued share capital of Perrigo, the maximum ratio in the financial covenant will be increased to 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the maximum ratio in the financial covenant will be decreased to 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the maximum ratio in the financial covenant will return to 3.75 to 1.00, subject to increase following certain qualifying acquisitions as described in the proceeding sentence.
The 2015 Term Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control”, bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of the Borrower, the Company or any subsidiary that becomes a guarantor as described above. If an event of default occurs under the 2015 Term Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent.
On June 15, 2015, the Company announced its intention to redeem all of its outstanding 7.875% Senior Notes due 2020 (“2020 Senior Notes”) on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the 2020 Senior Notes for a total of approximately $1.04 billion, including a $39.4 million redemption premium.
On May 1, 2015, the Company entered into an amendment (“Amendment No. 1”) to the Revolving Credit Agreement dated as of December 19, 2014, which contains a $1.5 billion revolving facility (the “Revolving Facility”). Amendment No. 1 provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. Amendment No. 1 also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. Amendment No. 1 also effects certain technical amendments.
On June 19, 2015, the Company entered into an additional credit extension amendment to the Revolving Credit Agreement (“Amendment No. 2”). Amendment No. 2 provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. Proceeds from the Increased Commitments will be used for working capital, capital expenditures and other lawful corporate purposes.
At June 30, 2015, we had $160.0 million outstanding under the Revolving Facility, which was paid in connection with the conversion of $160.6 million of the notional amount of the Cash Convertible Notes during the second quarter of 2015. At December 31, 2014, we had no amounts outstanding under the Revolving Facility. At June 30, 2015 and December 31, 2014, we had $12.2 million and $43.7 million outstanding under existing letters of credit, respectively. Additionally, as of June 30, 2015, we had $146.5 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment”) to the Term Credit Agreement dated as of December 19, 2014 (the “2014 Term Loan”). The Term Amendment provides that following the closing of the Perrigo Proposal, the financial covenant in the 2014 Term Loan will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment also amends the event of default provisions to provide that any “change of control” or “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances such indebtedness within 30 days of the closing of the Perrigo Proposal or makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Term Amendment also effects certain technical amendments.
On April 24, 2015, the Company entered into a bridge credit agreement, which was amended on April 29, 2015 (the “Bridge Credit Agreement”), among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans up to an aggregate amount of approximately $12.5 billion, consisting of a Tranche A Loan (the “Tranche A Loan”) in an aggregate amount up to $11.0 billion, and a Tranche C Loan (the “Tranche C Loan” and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loan and Tranche C Loan will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.
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
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded. During the second quarter of 2015, the Company paid approximately $60.9 million in commitment fees under the Bridge Facility, which are being amortized over the life of the Bridge Facility as deferred financing fees. In addition, on July 23, 2015, the Company paid approximately $28.1 million in commitment fees under the Bridge Facility.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of June 30, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge

Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. The Company was in compliance with the financial covenant at June 30, 2015.
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
On August 6, 2015, Mylan entered into Amendment No. 2 to the Bridge Credit Agreement (“Bridge Amendment No. 2”). Pursuant to Bridge Amendment No. 2, Mylan will be permitted to modify, in its discretion, the condition to its offer (the “Offer”) for the entire issued and to be issued share capital of Perrigo (the “Shares”), that the Offer be accepted in respect of not less than 80% of the Shares to require that the Offer be accepted in respect of greater than 50% of the Shares. Bridge Amendment No. 2 also effects certain technical amendments in connection with the foregoing, including that the lenders’ commitments to make the loans under the Bridge Credit Agreement (the “Commitments”) will continue to be available at the initial closing of the Offer and during any subsequent offer period in connection with the Offer, and subject to the conditions in the Bridge Credit Agreement.
Bridge Amendment No. 2 also provides that during the period, if any, starting when Mylan acquires greater than 50% of the Shares and until such time as Mylan acquires at least 80% of the Shares the aggregate amount of (a) new indebtedness that Mylan will be permitted to cause Perrigo to incur (other than any such indebtedness owing to Mylan or its subsidiaries the proceeds of which are used to refinance certain existing indebtedness of Perrigo) and (b) investments that Mylan will be permitted to make in Perrigo (other than any such investments the proceeds of which are used to refinance existing indebtedness of Perrigo), will, in each case, be limited to $350 million.
Bridge Amendment No. 2 also provides that, starting from the date Mylan first draws on the loans under the Bridge Credit Agreement, any dividends or distributions (including intercompany loans) from Perrigo to the Company that exceed an aggregate amount of$150 million will require Mylan to prepay the loans under the Bridge Credit Agreement, or if no such loans are then outstanding, will result in a reduction in the Commitments, in each case, equal to the amount of such dividends or distributions.
Bridge Amendment No. 2 also provides that, if Mylan has not launched the Offer by September 13, 2015, Mylan will pay an additional fee equal to 0.04% of the aggregate principal amount of the Commitments outstanding on September 14, 2015, and on each subsequent Monday that the Offer has not been launched. Such fee shall be payable on each such date.
Bridge Amendment No. 2 also modifies Mylan’s covenant to cause Perrigo to guarantee Mylan’s obligations under the Bridge Credit Agreement, such that Perrigo’s guarantee is required not later than the earlier of the date that is five months following Mylan having received acceptances of the Offer in respect of not less than 75% of the Shares and the date that is three months following the date on which Mylan is entitled to commence the squeeze-out procedures under the Irish takeover statute with respect to the holders of the Shares that have not been tendered into the Offer.
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
Mandatory minimum repayments remaining on the outstanding long-term debt at June 30, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$413
2016	1,000
2017	800
2018	650
2019	660
Thereafter	2,750
Total	$6,273
The Company’s 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2014 Term Loan and Revolving Facility contain maximum consolidated leverage ratio financial covenants. We have been compliant with these financial covenants during the six months ended June 30, 2015, and we expect to remain in compliance for the next twelve months.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded for potential milestone, royalty and/or profit sharing payments was $488.7 million and $470.0 million at June 30, 2015 and December 31, 2014, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
During the six months ended June 30, 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360 million. During the three months ended June 30, 2015, the Company paid approximately $85.7 million related to the closing of two of these agreements. The remaining transaction is expected to close prior to the end of 2015. In addition, under the terms of one of the agreements, the Company may be required to make future sales and other contingent milestone payments.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma for the development and, subject to FDA approval, commercialization of TD-4208, a novel once-daily nebulized LAMA for COPD and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, Mylan made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs in the first half of 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position, results of operations, and operating cash flow and could cause the market value of our ordinary shares to decline. We have approximately $60 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnify Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2014, as amended on April 30, 2015 and as updated by the Company’s Current Report on Form 8-K filed on June 11, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 15, Contingencies, in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2015.
Risks Related to the Business of Mylan

WE EXPECT TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS OR CHANGES IN OTHER LAWS (INCLUDING UNDER APPLICABLE INCOME TAX TREATIES), REGULATIONS, RULES, OR INTERPRETATIONS THEREOF APPLICABLE TO INVERTED COMPANIES AND THEIR AFFILIATES, WHETHER ENACTED BEFORE OR AFTER THE EPD TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT US.
Under current U.S. law, we believe that we should not be treated as a U.S. corporation for U.S. federal income tax purposes as a result of the EPD Transaction. Changes to Section 7874 of the Code or, to the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, or to other relevant tax laws (including applicable income tax treaties), could affect our status as a non-U.S. corporation for U.S. federal income tax purposes and the tax consequences to us and our affiliates. Any such changes could have prospective or retroactive application, and may apply even if enacted or promulgated now that the EPD Transaction has closed. If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, or if the relevant tax laws (including applicable income tax treaties) change, we would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation or if the relevant tax laws (including applicable income tax treaties) had not changed.
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
In the notice, the U.S. Treasury Department also announced that it expects to issue additional guidance to further limit certain inversion transactions. In particular, it is considering regulations that may limit income tax treaty eligibility and the ability of certain foreign-owned U.S. corporations to deduct certain interest payments (so-called “earnings stripping”). Any such future guidance will apply prospectively, but to the extent it applies only to companies that have completed inversion transactions, it will specifically apply to companies that have completed such transactions on or after September 22, 2014. Additionally, there have been recent legislative proposals intended to limit or discourage inversion transactions and on May 20, 2015, the U.S. Treasury Department announced its intention to revise certain provisions of the model income tax treaties, which, if ultimately adopted by the U.S. and relevant jurisdictions, could reduce potential tax benefits for us and our affiliates by imposing U.S. withholding taxes on particular payments from our U.S. affiliates to related and unrelated foreign persons. Any such future regulatory or legislative actions regarding inversion transactions or any other changes in relevant tax laws (including under applicable income tax treaties), if taken, could apply to us, could disadvantage us as compared to other corporations, including non-U.S. corporations that have completed inversion transactions prior to September 22, 2014, and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
In addition, in April 2015 we received an unsolicited and subsequently withdrawn non-binding expression of interest from Teva to acquire all of our outstanding shares and may receive similar proposals in the future. Such unsolicited business proposals may not be consistent with or enhancing to our financial, operational, or market strategies (which we believe have proven to be successful) and may not further the interests of our shareholders and other stakeholders, including employees, creditors, customers, suppliers, relevant patient populations and communities in which Mylan operates and may jeopardize the sustainable success of Mylan’s business. However, the evaluation of and response to such unsolicited business proposals may nevertheless distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings.
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
Risks Related to the Perrigo Proposal

MYLAN CURRENTLY EXPECTS THE PERRIGO TRANSACTION TO BE ACCRETIVE TO ITS ADJUSTED ANNUAL EARNINGS PER SHARE BY YEAR FOUR FOLLOWING CONSUMMATION THEREOF AND EXPECTS THE PERRIGO TRANSACTION TO BE DILUTIVE PRIOR TO THAT TIME. SUCH DILUTION TO MYLAN’S ANNUAL ADJUSTED EARNINGS PER SHARE MAY NEGATIVELY AFFECT THE MARKET PRICE OF MYLAN ORDINARY SHARES.
Mylan currently expects the acquisition of Perrigo (the “Perrigo Acquisition”), including the issuance of Mylan ordinary shares to Perrigo ordinary shareholders as part of the consideration for the Perrigo Acquisition (the “Share Issuance” and, together with the Perrigo Acquisition, the “Perrigo Transaction”), to be accretive to its adjusted annual earnings per share by year four following the consummation of the Perrigo Transaction, assuming all anticipated annual pre-tax operational synergies of at least $800 million are fully realized, and expects the Perrigo Transaction to be dilutive to its adjusted annual earnings per share prior to that time. This preliminary estimate of synergies is based on certain assumptions including the following: (i) that the Perrigo Transaction will be consummated; (ii) that there will be no material impact on Mylan arising from any divestitures or other restrictions required by competition authorities; (iii) that there will be no material change to the market dynamics affecting Mylan and/or Perrigo following the consummation of the Perrigo Transaction; and (iv) that there will be no material change to exchange rates following the consummation of the Perrigo Transaction, and may change materially. Mylan could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Perrigo Transaction or the difficulty of managing a larger company. All of these factors could increase or lengthen the expected dilutive effect of the Perrigo Transaction to Mylan’s adjusted annual earnings per share, or decrease or delay the expected accretive effect of the Perrigo Transaction to Mylan’s adjusted annual earnings per share, and cause a decrease in the market price of Mylan ordinary shares.
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
In addition, although the combined company is expected to maintain an investment grade credit rating, Mylan’s increased indebtedness following the consummation of the Perrigo Transaction could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries. Furthermore, the offer for Perrigo ordinary shares is conditional upon valid acceptances being received (and not, where permitted, withdrawn) in respect of not less than 80% of Perrigo ordinary shares (on a fully diluted basis), but this percentage may be reduced by Mylan to any number of Perrigo shares representing more than 50% of the voting rights then exercisable at a general meeting of Perrigo. Lowering of the 80% acceptance condition could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries. A downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.
The terms of Mylan’s indebtedness today impose, and any additional indebtedness we incur in the future may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates and restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, certain of our credit facilities and our accounts receivable securitization facility, as well as certain agreements governing Perrigo’s indebtedness, require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE OPERATIONAL OR OTHER SYNERGIES TO MYLAN.
The offer is conditional upon valid acceptances of our offer being received (and, where permitted, not withdrawn) of not less than 80% of Perrigo ordinary shares (on a fully diluted basis), but this percentage may be reduced by Mylan to any number of Perrigo shares representing more than 50% of the voting rights therein exercisable at a general meeting of Perrigo. Were the 80% acceptance condition to be reduced, we could complete the Perrigo Acquisition but would not be able to acquire compulsorily the remaining Perrigo ordinary shares we do not own. We would then be entitled to exercise control of Perrigo and affect the composition of Perrigo’s board of directors. However, depending on the percentage of outstanding Perrigo ordinary shares acquired, it may take longer and be more difficult to complete any post-closing restructuring, and the full amount of the expected operational and other synergies identified for Mylan may not be obtained or may only be obtained over a longer period of time. In addition, if we own less than 100% of Perrigo after completion of the Perrigo Transaction, our resulting combined structure might be less efficient and we may not be able to carry out joint cash pooling or other intra-company transactions with Perrigo and its subsidiaries on favorable terms or at all. This may adversely affect our ability to achieve the expected amount of operational and other synergies after the Perrigo Transaction is completed.
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
The Perrigo Transaction is subject to customary closing conditions. These closing conditions include, among others, the effectiveness of the registration statement to register the issuance of the Mylan ordinary shares in the Share Issuance and the receipt of the relevant approvals under the antitrust and competition laws of certain countries under which filings or approvals are required. Mylan has committed to take all actions, including making regulatory submissions, responding to information requests and doing everything necessary to obtain a decision from the U.S. Federal Trade Commission, including making any and all divestitures and other substantive actions necessary or required in order to ensure the HSR Pre-Condition, as defined below, is satisfied. The making of the offer to acquire all of the outstanding Perrigo ordinary shares is pre-conditioned on one of the following having occurred: (i) the expiration or termination of all applicable waiting periods (including any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, of the United States and the rules and regulations thereunder (the “HSR Act”), (ii) a final decision to clear or approve the consummation of the Perrigo Acquisition under the HSR Act having been obtained, irrespective of the conditions attaching thereto, or (iii) September 13, 2015 (the “HSR Pre-Condition”).
The governmental agencies from which Mylan will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Perrigo Transaction, agencies may impose requirements, limitations, or costs or require divestitures or place restrictions on the conduct of Mylan’s businesses after closing. These requirements, limitations, costs, divestitures, or restrictions could delay the consummation of the Perrigo Transaction or may reduce the anticipated benefits of the Perrigo Transaction. Further, no assurance can be given that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions, and timing of the consents and approvals. Mylan has not made a formal unconditional commitment to take any and all actions as may be necessary or required in order to ensure that non-U.S. antitrust and competition approvals, including any such approvals as may be required in Mexico, Russia and Ukraine, are obtained. However, pursuant to the legally binding process under the Irish Takeover Rules to commence its offer for Perrigo in order to effect the Perrigo Acquisition, Mylan is generally required to commit to take, and take, any and all steps necessary to avoid or eliminate impediments or objections, if any, that may be asserted by governmental agencies from which Mylan seeks consents or approvals, including any divestitures needed to obtain any antitrust or competition approvals, provided, in the case of any non-U.S. antitrust and competition approvals, it is a condition to the Perrigo Acquisition that the terms and conditions of such antitrust and competition approvals must be acceptable or reasonably satisfactory to Mylan. Although we do not expect that any required divestitures will be material to the combined company, we cannot assure you that no such divestitures will be material. If Mylan agrees to any material requirements, limitations, costs, divestitures, or restrictions in order to obtain any approvals required to consummate the Perrigo Acquisition these requirements, limitations, costs, divestitures or restrictions could adversely affect Mylan’s ability to integrate Mylan’s operations with Perrigo or reduce the anticipated benefits of the Perrigo Acquisition. This could delay the consummation of the Perrigo Acquisition or have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.

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

In respect of all information relating to Perrigo presented in, incorporated by reference into or omitted from, this Quarterly Report on Form 10-Q, Mylan has relied upon publicly available information, including information publicly filed by Perrigo with the SEC. Although Mylan has no knowledge that would indicate that any statements contained herein regarding Perrigo’s condition, including its financial or operating condition, based upon such publicly available information are inaccurate, incomplete or untrue, Mylan was not involved in the preparation of such information. Any financial, operating or other information regarding Perrigo that may be detrimental to Mylan following Mylan’s acquisition of Perrigo that has not been publicly disclosed by Perrigo, or errors in Mylan’s estimates, may have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or share price or the benefits Mylan expects to achieve through the consummation of the Perrigo Transaction.
CURRENT MYLAN SHAREHOLDERS WILL HAVE A REDUCED OWNERSHIP AND VOTING INTEREST AFTER THE CONSUMMATION OF THE PERRIGO TRANSACTION AND WILL EXERCISE LESS INFLUENCE OVER THE MANAGEMENT AND POLICIES OF MYLAN AS A RESULT OF THE PERRIGO TRANSACTION.

Following the consummation of the Perrigo Transaction, holders of Mylan ordinary shares will own the same number of shares of Mylan that they owned in Mylan immediately before consummation of the Perrigo Transaction. Each ordinary share of Mylan, however, will represent a smaller ownership percentage of a larger company. Mylan has assumed that the number of Perrigo ordinary shares outstanding on the date of consummation of the Perrigo Transaction will be the same number reported in Perrigo’s Quarterly Report on Form 10-Q for the period ended March 28, 2015, and that the number of Mylan ordinary shares outstanding on the date of consummation of the Perrigo Transaction will be 491,554,379. Based on these assumptions regarding the number of shares, we expect that, if all Perrigo ordinary shares are acquired pursuant to the Perrigo Transaction, Mylan shareholders will own, in the aggregate, approximately 61% of the outstanding Mylan ordinary shares on a fully diluted basis at the date of the consummation of the Perrigo Transaction and former Perrigo shareholders will own, in the aggregate, approximately 39% of the outstanding Mylan ordinary shares on a fully diluted basis at the date of the consummation of the Perrigo Transaction. As a result, current Mylan shareholders will have less influence over the management and policies of Mylan than they do now.
CERTAIN SHAREHOLDERS OWN A SIGNIFICANT PORTION OF OUR ORDINARY SHARES AND MAY ENGAGE IN TRANSACTIONS THAT MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR ORDINARY SHARES.

Certain of our shareholders own a significant portion of our ordinary shares, and any sale of a substantial number of our ordinary shares in the open market by one or more of such shareholders may lower the market price of our ordinary shares. In particular, on June 19, 2015, Teva publicly disclosed that it had acquired approximately 4.61% of outstanding Mylan ordinary shares, which Teva acquired to further its unsolicited expression of interest in acquiring Mylan. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited expression of interest in acquiring Mylan. We believe that, as of the date of this report, Teva continues to hold such percentage of Mylan ordinary shares. We do not know what plans, if any, Teva has with respect to its ownership of our ordinary shares. In the event that Teva sells a substantial number of its Mylan ordinary shares in a short timeframe, whether in a single transaction or in a series of transactions, such sale or sales could adversely affect the market price of Mylan ordinary shares.

MYLAN MAY AMEND OR WAIVE ONE OR MORE OF THE CONDITIONS TO THE ACQUISITION WITHOUT RE-SOLICITING MYLAN SHAREHOLDER APPROVAL.
Mylan may amend or waive conditions to and other terms of the offer for Perrigo ordinary shares at any time after the approval of the Perrigo Transaction by Mylan shareholders, except Mylan will not waive the acceptance condition to a level below the minimum threshold of more than 50% required under the Irish Takeover Rules. Mylan will not re-solicit Mylan shareholder approval for any such amendment or waiver, except that Mylan will re-solicit Mylan shareholder approval in the event of an increase (other than in a de minimis amount) in the number of Mylan ordinary shares or other consideration to be received by a Perrigo shareholder in the Perrigo Transaction for each Perrigo ordinary share (including for any such increase in cash paid per Perrigo ordinary share or any extraordinary dividend or share buyback or redemption effected by Perrigo with Mylan’s consent). Mylan believes that any extraordinary dividend or share buyback or redemption effected by Perrigo without Mylan’s consent would be a frustrating action prohibited by the Irish Takeover Rules and Mylan accordingly would first seek to have the Irish Takeover Panel prohibit Perrigo from effecting any such dividend or share buyback or redemption if announced. Mylan also may, with the consent of the Irish Takeover Panel, reduce the value of our offer per Perrigo ordinary share by the per share value of any such extraordinary dividend or share buyback or redemption and proceed with our offer without re-soliciting Mylan shareholder approval.

ITEM 6. EXHIBITS
10.1
Amendment No. 2 (Additional Credit Extension Amendment), dated June 19, 2015, between and among Mylan Inc., as Borrower, Mylan N.V., as Guarantor, ING Bank N.V., Dublin Branch, as Augmenting Lender, certain issuing banks, and Bank of America, N.A., as Administrative Agent, to the Revolving Credit Agreement, dated December 19, 2014, between and among Mylan Inc., as Borrower, Mylan N.V., as Guarantor, certain lenders and issuing banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.2
Call Option Agreement between Mylan N.V. and Stichting Preferred Shares Mylan, dated April 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 3, 2015, and incorporated herein by reference.

10.3
Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated April 10, 2015 and effective January 1, 2015, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.*

10.4
Bridge Credit Agreement among Mylan N.V., Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of April 24, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 24, 2015, and incorporated herein by reference.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 6, 2015

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
August 6, 2015

EXHIBIT INDEX

10.1
Amendment No. 2 (Additional Credit Extension Amendment), dated June 19, 2015, between and among Mylan Inc., as Borrower, Mylan N.V., as Guarantor, ING Bank N.V., Dublin Branch, as Augmenting Lender, certain issuing banks, and Bank of America, N.A., as Administrative Agent, to the Revolving Credit Agreement, dated December 19, 2014, between and among Mylan Inc., as Borrower, Mylan N.V., as Guarantor, certain lenders and issuing banks party thereto, and Bank of America, N.A., as Administrative Agent.

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