Form 10-Q
period 2015-09-30
Mylan N.V.
filed 2015-10-30
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 28, 2015, there were 491,747,016 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2015

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Net sales	$2,676.2	$2,069.4	$6,887.8	$5,588.8
Other revenues	19.0	14.6	50.8	48.1
Total revenues	2,695.2	2,084.0	6,938.6	5,636.9
Cost of sales	1,379.9	1,071.6	3,785.1	3,077.9
Gross profit	1,315.3	1,012.4	3,153.5	2,559.0
Operating expenses:
Research and development	174.8	158.2	512.9	431.6
Selling, general and administrative	537.1	418.3	1,584.5	1,200.1
Litigation settlements, net	2.3	20.9	19.1	47.2
Other operating income, net	—	(80.0)	—	(80.0)
Total operating expenses	714.2	517.4	2,116.5	1,598.9
Earnings from operations	601.1	495.0	1,037.0	960.1
Interest expense	95.1	83.9	268.5	251.2
Other expense (income), net	50.9	(1.5)	71.4	6.8
Earnings before income taxes and noncontrolling interest	455.1	412.6	697.1	702.1
Income tax provision (benefit)	26.5	(86.8)	44.0	(40.5)
Net earnings	428.6	499.4	653.1	742.6
Net earnings attributable to the noncontrolling interest	—	(0.3)	(0.1)	(2.4)
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$499.1	$653.0	$740.2
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.87	$1.33	$1.40	$1.98
Diluted	$0.83	$1.26	$1.32	$1.86
Weighted average ordinary shares outstanding:
Basic	490.5	374.1	466.2	373.4
Diluted	514.0	397.3	493.2	397.1

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net earnings	$428.6	$499.4	$653.1	$742.6
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(148.4)	(453.8)	(526.7)	(317.2)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	—	1.4	3.9	(3.7)
Net unrecognized loss on derivatives	(84.2)	(23.1)	(67.4)	(98.3)
Net unrealized loss on marketable securities	(0.2)	(0.1)	(0.4)	—
Other comprehensive loss, before tax	(232.8)	(475.6)	(590.6)	(419.2)
Income tax benefit	(30.8)	(8.0)	(24.0)	(39.0)
Other comprehensive loss, net of tax	(202.0)	(467.6)	(566.6)	(380.2)
Comprehensive earnings	226.6	31.8	86.5	362.4
Comprehensive earnings attributable to the noncontrolling interest	—	(0.3)	(0.1)	(2.4)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$226.6	$31.5	$86.4	$360.0

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Assets
Current assets:
Cash and cash equivalents	$587.0	$225.5
Accounts receivable, net	2,917.1	2,268.5
Inventories	1,944.1	1,651.4
Deferred income tax benefit	444.0	345.7
Prepaid expenses and other current assets	593.7	2,295.8
Total current assets	6,485.9	6,786.9
Property, plant and equipment, net	1,884.7	1,785.7
Intangible assets, net	6,888.2	2,347.1
Goodwill	5,125.3	4,049.3
Deferred income tax benefit	78.0	83.4
Other assets	854.4	834.2
Total assets	$21,316.5	$15,886.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,236.2	$905.6
Short-term borrowings	0.8	330.7
Income taxes payable	100.2	160.7
Current portion of long-term debt and other long-term obligations	567.5	2,474.4
Deferred income tax liability	2.3	0.2
Other current liabilities	1,777.1	1,434.1
Total current liabilities	3,684.1	5,305.7
Long-term debt	5,845.8	5,732.8
Deferred income tax liability	613.1	235.4
Other long-term obligations	1,358.5	1,336.7
Total liabilities	11,501.5	12,610.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares (1) — nominal value €0.01 per ordinary share as of September 30, 2015 and par value $0.50 per share as of December 31, 2014
Shares authorized: 1,200,000,000 and 1,500,000,000 as of September 30, 2015 and December 31, 2014
Shares issued: 491,736,385 and 546,658,507 as of September 30, 2015 and December 31, 2014	5.5	273.3
Additional paid-in capital	7,094.2	4,212.8
Retained earnings	4,267.5	3,614.5
Accumulated other comprehensive loss	(1,553.6)	(987.0)
	9,813.6	7,113.6
Noncontrolling interest	1.4	20.1
Less: Treasury stock — at cost
Shares: zero and 171,435,200 as of September 30, 2015 and December 31, 2014	—	3,857.7
Total equity	9,815.0	3,276.0
Total liabilities and equity	$21,316.5	$15,886.6

____________

(1)	Common stock prior to February 27, 2015.

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$653.1	$742.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	691.4	398.1
Share-based compensation expense	66.4	48.0
Change in estimated sales allowances	399.8	462.0
Deferred income tax provision	(62.2)	(250.5)
Loss from equity method investments	77.5	65.5
Other non-cash items	206.2	120.3
Litigation settlements, net	19.1	47.2
Changes in operating assets and liabilities:
Accounts receivable	(454.1)	(339.2)
Inventories	(288.4)	(163.4)
Trade accounts payable	242.5	(126.8)
Income taxes	(178.5)	30.4
Other operating assets and liabilities, net	(16.3)	(146.0)
Net cash provided by operating activities	1,356.5	888.2
Cash flows from investing activities:
Capital expenditures	(207.3)	(220.3)
Cash paid for acquisitions, net	—	(50.0)
Proceeds from sale of property, plant and equipment	2.3	8.8
Purchase of marketable securities	(59.1)	(17.6)
Proceeds from sale of marketable securities	29.4	16.4
Payments for product rights and other, net	(404.6)	(454.2)
Net cash used in investing activities	(639.3)	(716.9)
Cash flows from financing activities:
Payment of financing fees	(114.7)	(2.4)
Change in short-term borrowings, net	(329.7)	(75.1)
Proceeds from convertible note hedge	1,970.8	—
Proceeds from issuance of long-term debt	2,390.0	635.0
Payment of long-term debt	(4,334.1)	(695.0)
Proceeds from exercise of stock options	92.8	34.2
Taxes paid related to net share settlement of equity awards	(31.7)	(22.8)
Payments for contingent consideration	—	(150.0)
Acquisition of noncontrolling interest	(11.7)	—
Other items, net	49.6	22.4
Net cash used in financing activities	(318.7)	(253.7)
Effect on cash of changes in exchange rates	(37.0)	(9.3)
Net increase (decrease) in cash and cash equivalents	361.5	(91.7)
Cash and cash equivalents — beginning of period	225.5	291.3
Cash and cash equivalents — end of period	$587.0	$199.6
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$6,305.8	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, on February 27, 2015 (the “EPD Transaction Closing Date”), Mylan N.V. completed the transaction (the “EPD Transaction”) by which it acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”). Pursuant to the terms of the Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V. (which converted into a public limited company (naamloze vennootschap) and was renamed Mylan N.V. on the EPD Transaction Closing Date), Moon of PA Inc., and Abbott (the “EPD Transaction Agreement”) on the EPD Transaction Closing Date, Mylan N.V. acquired the EPD Business in consideration for Mylan N.V. ordinary shares, Moon of PA Inc. merged with and into Mylan Inc., with Mylan Inc. surviving as an indirect wholly owned subsidiary of Mylan N.V. and each share of Mylan Inc. common stock issued and outstanding immediately prior to the EPD Transaction Closing Date was canceled and automatically converted into, and became the right to receive, one Mylan N.V. ordinary share. In connection with the EPD Transaction, Mylan Inc. and the EPD Business were reorganized under Mylan N.V., a new public company organized in the Netherlands. On February 18, 2015, the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) issued a no-action letter to Mylan Inc. and Mylan N.V. that included its views that the EPD Transaction constituted a “succession” for purposes of Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and that Mylan N.V., as successor to Mylan Inc., is deemed a large accelerated filer for purposes of Exchange Act Rule 12b-2. As of March 2, 2015, Mylan N.V., and not Mylan Inc., traded on the NASDAQ Global Select Stock Market under the symbol “MYL.”
The accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan N.V. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position and cash flows for the periods presented. For periods prior to the EPD Transaction, the Company’s consolidated financial statements present the accounts of Mylan Inc.
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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2015. Such allowances were $1.82 billion and $1.63 billion at September 30, 2015 and December 31, 2014, respectively. Other current liabilities include $774.4 million and $581.3 million at September 30, 2015 and December 31, 2014, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $962.3 million and $1.07 billion of securitized accounts receivable at September 30, 2015 and December 31, 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes thereto the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.
In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which states that given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03, defined below, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company is currently assessing the impact of the adoption of this guidance on its financial presentation.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issue costs for term debt be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other non-current assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its financial presentation.
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
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into the EPD Transaction Agreement. The EPD Transaction closed on February 27, 2015, after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. In addition, Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and its global headquarters are located in Canonsburg, Pennsylvania.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. At the closing of the EPD Transaction, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date. The preliminary fair value estimates for assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area of those preliminary estimates that is not yet finalized relates to deferred income taxes. During the second and third quarter of 2015, adjustments were made to the preliminary purchase price recorded at February 27, 2015. These adjustments related to working capital amounts and liabilities for post-employment benefits. These adjustments are reflected in the values presented below. The preliminary allocation of the $6.31 billion purchase price (as valued on the EPD Transaction Closing Date) to the assets acquired and liabilities assumed for the EPD Business is as follows:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Preliminary Purchase Price Allocation as of February 27, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of September 30, 2015 (as adjusted)
Accounts receivable	$462.5	$(18.7)	$443.8
Inventories	196.3	2.2	198.5
Other current assets	70.1	—	70.1
Property, plant and equipment	140.8	—	140.8
Identified intangible assets	4,843.0	—	4,843.0
Goodwill	1,285.7	18.3	1,304.0
Other assets	15.5	—	15.5
Total assets acquired	7,013.9	1.8	7,015.7
Current liabilities	(269.0)	—	(269.0)
Deferred tax liabilities	(382.1)	—	(382.1)
Other non-current liabilities	(57.0)	(1.8)	(58.8)
Net assets acquired	$6,305.8	$—	$6,305.8
____________

(a)	As originally reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

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

The identified intangible assets of $4.84 billion are comprised of $4.52 billion of product rights and licenses that have a weighted average useful life of 13 years and $320 million of contractual rights that have weighted average useful lives ranging from two to five years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.30 billion arising from the acquisition primarily relates to the expected synergies of the combined company and the value of the employee workforce. All of the goodwill was assigned to the Generics segment. Goodwill of $849 million is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $85.1 million were incurred during the nine months ended September 30, 2015, which were recorded as a component of selling, general and administrative (“SG&A”) expense in the Condensed Consolidated Statements of Operations. During the year ended December 31, 2014, the Company incurred approximately $50.2 million of acquisition related costs, which were recorded as a component of SG&A in the Consolidated Statements of Operations.

The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The revenues of the EPD Business for the period from the acquisition date to September 30, 2015 were $1.01 billion and the net loss, net of tax, was $68.6 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per share amounts)	2015	2014	2015	2014
Total revenues	$2,695.2	$2,603.0	$7,185.5	$7,097.9
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$504.6	$721.7	$432.7
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.87	$1.05	$1.47	$0.90
Diluted	$0.83	$0.99	$1.39	$0.85
Weighted average ordinary shares outstanding:
Basic	490.5	484.1	490.6	483.4
Diluted	514.0	507.3	517.6	507.1

Other Transactions
On April 24, 2015, Mylan N.V. issued a Rule 2.5 announcement under the Irish Takeover Panel Act, 1997, Takeover Rules, 2013 (the “Irish Takeover Rules”) setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo Company plc (“Perrigo”) (the “Perrigo Proposal”). Under the terms of the offer, as described in the Rule 2.5 announcement (as amended on April 29, 2015 and on August 13, 2015) and as further described in the Offer to Exchange/Prospectus dated September 14, 2015 (the “Offer to Exchange/Prospectus”) (being the offer document for the purposes of the Irish Takeover Rules), Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share. The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement and the Offer to Exchange/Prospectus, including approval by Mylan N.V. shareholders. On August 28, 2015, Mylan N.V. shareholders approved the Perrigo Proposal at an extraordinary general meeting of shareholders of Mylan N.V. On September 14, 2015, Mylan officially commenced its formal offer to acquire all outstanding ordinary shares of Perrigo. The offer and withdrawal rights are scheduled to expire at 1:00 PM (Irish time)/8:00 AM (New York City time) on November 13, 2015, unless the offer is extended with the consent of the Irish Takeover Panel. The offer is fully financed, cash confirmed and not conditional on due diligence. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

During 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360.8 million, which was paid during the nine months ended September 30, 2015 and is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The Company is subject to potential future sales and other contingent milestone payments under the terms of one of the agreements.

On February 2, 2015, the Company signed a definitive agreement to acquire certain female health care businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), a specialty women’s health care company with global leadership in generic oral contraceptive products. The purchase price is $750 million in cash at closing plus additional contingent payments of up to $50 million. The transaction is expected to close in the fourth quarter of 2015.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

development costs during the nine months ended September 30, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

5.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other previous plans.
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	16,207,777	$33.21
Granted	555,558	59.20
Exercised	(4,892,485)	22.28
Forfeited	(163,692)	45.50
Converted	(4,100,000)	53.33
Outstanding at September 30, 2015	7,607,158	$31.01
Vested and expected to vest at September 30, 2015	7,260,973	$30.24
Exercisable at September 30, 2015	5,208,129	$23.11
As of September 30, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 6.4 years, 6.3 years and 5.3 years, respectively. Also, at September 30, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $97.1 million, $96.5 million and $93.2 million, respectively.
On June 10, 2015, 4.1 million shares of the Company’s performance-based SARs were converted into 1.1 million restricted ordinary shares (the “Restricted Ordinary Shares”) pursuant to the terms of Mylan’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program implemented in 2014 (the “2014 Program”). In addition, the maximum number of the Company’s performance restricted stock units (“PRSU”) granted under the 2014 Program that could vest was fixed at 1.4 million units. The fair value of the performance-based SARs and PRSUs were determined using a Monte Carlo simulation as both the SARs and PRSUs contain the same performance and market conditions. In determining the fair value of the performance-based SARs and PRSUs, the Company considered the achievement of the market condition in determining the estimated fair value. The Restricted Ordinary Shares and PRSUs remain subject to the achievement of the performance condition and the employee’s continued service. During the nine months ended September 30, 2015, the Company recorded additional share-based compensation expense of approximately $15.2 million related to the accelerated vesting of equity awards as a result of the EPD Transaction.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PRSUs and Restricted Ordinary Shares (collectively, “restricted stock awards”), as of September 30, 2015 and the changes during the nine months ended September 30, 2015 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2014	3,670,238	$34.98
Granted	939,295	55.35
Released	(1,464,571)	33.84
Forfeited	(90,043)	43.47
Converted	1,107,207	34.92
Nonvested at September 30, 2015	4,162,126	$39.96
As of September 30, 2015, the Company had $124.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.5 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2015 and 2014 was $254.9 million and $118.1 million, respectively.

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	September 30, 2015	December 31, 2014
Inventories:
Raw materials	$594.2	$549.5
Work in process	416.7	298.4
Finished goods	933.2	803.5
	$1,944.1	$1,651.4

Property, plant and equipment:
Land and improvements	$125.2	$88.3
Buildings and improvements	887.9	826.4
Machinery and equipment	1,841.9	1,739.3
Construction in progress	291.2	301.8
	3,146.2	2,955.8
Less accumulated depreciation	1,261.5	1,170.1
	$1,884.7	$1,785.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	September 30, 2015	December 31, 2014
Other current liabilities:
Legal and professional accruals, including litigation accruals	$129.4	$81.8
Payroll and employee benefit plan accruals	326.5	282.6
Accrued sales allowances	774.4	581.3
Accrued interest	41.8	63.8
Fair value of financial instruments	23.1	52.2
Other	481.9	372.4
	$1,777.1	$1,434.1

Contingent consideration included in other current liabilities totaled $35.0 million and $20.0 million at September 30, 2015 and December 31, 2014, respectively. Contingent consideration included in other long-term obligations was $463.5 million and $450.0 million at September 30, 2015 and December 31, 2014, respectively. During the third quarter, the Company reclassified $15.0 million of contingent consideration from other long-term obligations to other current liabilities representing milestone payments that are expected to be made in the fourth quarter of 2015 and first quarter of 2016. Included in prepaid expenses and other current assets was $106.5 million and $134.1 million of restricted cash at September 30, 2015 and December 31, 2014, respectively. An additional $100 million of restricted cash was classified in other long-term assets at September 30, 2015 and December 31, 2014, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.
The Company’s equity method investments in clean energy investments, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code, as amended, totaled $398.1 million and $437.5 million at September 30, 2015 and December 31, 2014, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $436.1 million and $472.7 million at September 30, 2015 and December 31, 2014, respectively. Of these liabilities, $373.8 million and $412.9 million are included in other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively. The remaining $62.3 million and $59.8 million are included in other current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.
The Company holds a 50% ownership interest in Sagent Agila LLC (“Sagent Agila”), which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The equity method investment included in other assets in the Condensed Consolidated Balance Sheets totaled $98.8 million and $109.9 million at September 30, 2015 and December 31, 2014, respectively.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value will be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur beginning in the fourth quarter of 2015 and ending in the second quarter of 2016. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there are approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants having an exercise price of $30.00. The remaining warrants have an exercise price of $20.00. The warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the warrants is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the three and nine months ended September 30, 2015, 20.3 million and 22.1 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share. For the three and nine months ended September 30, 2014, 17.0 million and 17.1 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$499.1	$653.0	$740.2
Shares (denominator):
Weighted average ordinary shares outstanding	490.5	374.1	466.2	373.4
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.87	$1.33	$1.40	$1.98

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$499.1	$653.0	$740.2
Shares (denominator):
Weighted average ordinary shares outstanding	490.5	374.1	466.2	373.4
Share-based awards and warrants	23.5	23.2	27.0	23.7
Total dilutive shares outstanding	514.0	397.3	493.2	397.1
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.83	$1.26	$1.32	$1.86
Additional stock awards and restricted stock awards were outstanding during the periods ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2015 include certain share based compensation awards and Restricted Ordinary Shares whose performance conditions had not been fully met. Such excluded and anti-dilutive awards represented 3.9 million shares for the three and nine months ended September 30, 2015, and 7.1 million and 5.8 million shares for the three and nine months ended September 30, 2014, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2014:
Goodwill	$3,700.2	$734.1	$4,434.3
Accumulated impairment losses	—	(385.0)	(385.0)
	3,700.2	349.1	4,049.3
Acquisitions	1,304.0	—	1,304.0
Foreign currency translation	(228.0)	—	(228.0)
	$4,776.2	$349.1	$5,125.3
Balance at September 30, 2015:
Goodwill	$4,776.2	$734.1	$5,510.3
Accumulated impairment losses	—	(385.0)	(385.0)
	$4,776.2	$349.1	$5,125.3

Intangible assets consist of the following components at September 30, 2015 and December 31, 2014:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2015
Amortized intangible assets:
Patents and technologies	20	$116.6	$102.7	$13.9
Product rights and licenses	11	8,301.6	2,486.1	5,815.5
Other (1)	6	477.2	152.4	324.8
		8,895.4	2,741.2	6,154.2
In-process research and development		734.0	—	734.0
		$9,629.4	$2,741.2	$6,888.2
December 31, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$99.2	$17.4
Product rights and licenses	10	3,617.0	2,127.8	1,489.2
Other (1)	8	162.2	70.6	91.6
		3,895.8	2,297.6	1,598.2
In-process research and development		748.9	—	748.9
		$4,644.7	$2,297.6	$2,347.1
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2015 and 2014, was $559.8 million and $269.3 million, respectively. Amortization expense, inclusive of the intangible assets acquired as a result of the acquired EPD Business in the first quarter of 2015, but excluding amounts related to the acquisition of Jai Pharma Limited, is expected to be approximately $229 million for the remainder of 2015 and $823 million, $714 million, $661 million and $578 million for the years ended December 31, 2016 through 2019, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the nine months ended September 30, 2014, approximately $6.3 million was reclassified from acquired in-process research and development to product rights and licenses.

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
In September 2015, the Company entered into a series of forward starting swaps to hedge against changes in interest rates related to future debt issuances. These swaps are designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $500 million of notional value swaps with an effective date of June 2016 and an additional $500 million of notional value swaps with an effective date of November 2016. Both sets of swaps have a maturity of 10 years.
In September 2015, the Company terminated certain forward starting swaps designated as cash flow hedges of expected future issuances of long-term bonds. As a result of this termination, the Company incurred losses, net of tax, of approximately $22.4 million which will remain in AOCE until the issuance of bonds in the fourth quarter of 2015 or early 2016.
In August 2015, the Company terminated certain forward starting swaps designated as cash flow hedges of expected future issuances of long-term bonds. As a result of this termination, the Company incurred losses, net of tax, of approximately $32.9 million which will remain in AOCE until the issuance of bonds in the fourth quarter of 2015 or early 2016.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s convertible note hedge on its Cash Convertible Notes, which was entered into in order to offset the cash flow risk associated with the cash conversion feature of the Cash Convertible Notes, was settled in conjunction with the maturity and full redemption of the Cash Convertible Notes on September 15, 2015. In conjunction with the issuance of the Cash Convertible Notes, Mylan Inc. entered into warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the warrant transactions were adjusted so that the Company may settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur beginning in the fourth quarter of 2015 and ending in the second quarter of 2016. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.
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
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$50.7	Prepaid expenses and other current assets	$30.4
Foreign currency forward contracts	Prepaid expenses and other current assets	10.5	Prepaid expenses and other current assets	12.9
Total		$61.2		$43.3

	Liability Derivatives
	September 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$20.1	Other current liabilities	$49.9
Total		$20.1		$49.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.9	Prepaid expenses and other current assets	$5.5
Purchased cash convertible note hedge	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	1,853.5
Total		$5.9		$1,859.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Liability Derivatives
	September 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$3.0	Other current liabilities	$2.3
Cash conversion feature of Cash Convertible Notes	Current portion of long-term debt and other long-term obligations	—	Current portion of long-term debt and long-term obligations	1,853.5
Total		$3.0		$1,855.8

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$29.5	$2.4	$34.1	$50.2
Total		$29.5	$2.4	$34.1	$50.2

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
2016 Senior Notes (1.800% coupon)	Interest expense	$—	$1.0	$—	$0.1
2018 Senior Notes (6.000% coupon)	Interest expense	—	2.8	$—	$3.9
2023 Senior Notes (3.125% coupon)	Interest expense	(25.0)	2.3	(20.4)	(28.6)
Total		$(25.0)	$6.1	$(20.4)	$(24.6)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Foreign currency forward contracts	$(21.3)	$(17.7)	$(36.5)	$(11.8)
Interest rate swaps	(40.3)	(7.7)	(37.0)	(84.6)
Total	$(61.6)	$(25.4)	$(73.5)	$(96.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Net sales	$(8.1)	$(10.1)	$(30.4)	$(35.4)
Interest rate swaps	Interest expense	(0.2)	(0.2)	(0.5)	(0.5)
Total		$(8.3)	$(10.3)	$(30.9)	$(35.9)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Other expense (income), net	$11.7	$17.8	$35.1	$59.9
Total		$11.7	$17.8	$35.1	$59.9

At September 30, 2015, the Company expects that approximately $36.9 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2015	2014	2015	2014
Foreign currency forward contracts	Other expense (income), net	$22.2	$(60.3)	$29.8	$(52.7)
Cash conversion feature of Cash Convertible Notes	Other expense (income), net	1,689.3	262.4	1,853.5	(84.6)
Purchased cash convertible note hedge	Other expense (income), net	(1,689.3)	(262.4)	(1,853.5)	84.6
Total		$22.2	$(60.3)	$29.8	$(52.7)
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$76.6	$—	$—	$76.6
Total cash equivalents	76.6	—	—	76.6
Trading securities:
Equity securities — exchange traded funds	21.4	—	—	21.4
Total trading securities	21.4	—	—	21.4
Available-for-sale fixed income investments:
U.S. Treasuries	—	4.5	—	4.5
Corporate bonds	—	15.9	—	15.9
Agency mortgage-backed securities	—	3.7	—	3.7
Asset backed securities	—	2.3	—	2.3
Other	—	1.5	—	1.5
Total available-for-sale fixed income investments	—	27.9	—	27.9
Available-for-sale equity securities:
Marketable securities	27.3	—	—	27.3
Total available-for-sale equity securities	27.3	—	—	27.3
Foreign exchange derivative assets	—	16.4	—	16.4
Interest rate swap derivative assets	—	50.7	—	50.7
Total assets at recurring fair value measurement	$125.3	$95.0	$—	$220.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$3.0	$—	$3.0
Interest rate swap derivative liabilities	—	20.1	—	20.1
Contingent consideration	—	—	498.5	498.5
Total liabilities at recurring fair value measurement	$—	$23.1	$498.5	$521.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$122.2	$—	$—	$122.2
Total cash equivalents	122.2	—	—	122.2
Trading securities:
Equity securities — exchange traded funds	20.2	—	—	20.2
Total trading securities	20.2	—	—	20.2
Available-for-sale fixed income investments:
U.S. Treasuries	—	0.6	—	0.6
Corporate bonds	—	12.0	—	12.0
Agency mortgage-backed securities	—	13.3	—	13.3
Other	—	2.2	—	2.2
Total available-for-sale fixed income investments	—	28.1	—	28.1
Available-for-sale equity securities:
Marketable securities	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	18.4	—	18.4
Interest rate swap derivative assets	—	30.4	—	30.4
Purchased cash convertible note hedge	—	1,853.5	—	1,853.5
Total assets at recurring fair value measurement	$142.5	$1,930.4	$—	$2,072.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$2.3	$—	$2.3
Interest rate swap derivative liabilities	—	49.9	—	49.9
Cash conversion feature of Cash Convertible Notes	—	1,853.5	—	1,853.5
Contingent consideration	—	—	470.0	470.0
Total liabilities at recurring fair value measurement	$—	$1,905.7	$470.0	$2,375.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from public exchanges at the reporting date and translated to the U.S. Dollar at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge were highly rated financial institutions.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2015 and December 31, 2014, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.4% to 9.8% were utilized in the valuations. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and nine months ended September 30, 2015, accretion of $9.7 million and $28.5 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2014, accretion of $9.0 million and $26.1 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
2015 Term Credit Agreement
On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent (in such capacity, the “Credit Agreement Administrative Agent”). The 2015 Term Credit Agreement provided for a delayed-draw term loan credit facility (the “Credit Facility”) under which the Borrower obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the Company’s 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) and (ii) a delayed draw term loan (the “Delayed Draw Loan,” and together with the Closing Date Loan, the “2015 Term Loans”) in the amount of $600.0 million, borrowed on September 15, 2015, which was primarily used to repay the notional amount of the Company’s Cash Convertible Notes that matured on September 15, 2015.
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
Mylan Inc. has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of September 30, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant was tested at the quarter ending September 30, 2015, and the Company has been in compliance. Following certain qualifying acquisitions (other than the Perrigo Proposal), at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition. In addition, (i) for the four fiscal quarters following the closing of the Company’s offer for the entire issued and to be issued share capital of Perrigo, the maximum ratio in the financial covenant will be increased to 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the maximum ratio in the financial covenant will be decreased to 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the maximum ratio in the financial covenant will return to 3.75 to 1.00, subject to increase following certain qualifying acquisitions as described in the preceding sentence.
The 2015 Term Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan Inc., the Company or any subsidiary that becomes a guarantor as described above. If an event of default occurs under the 2015 Term Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 and by Amendment No. 2 thereto dated October 28, 2015 among Mylan Inc., the Company, certain lenders and Bank of America, N.A., as administrative agent.
On October 28, 2015, the Company entered into Amendment No. 1 (the “2015 Term Amendment”) to the 2015 Term Credit Agreement. The 2015 Term Amendment clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The 2015 Term Amendment also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
Senior Notes Redemption
On June 15, 2015, the Company announced its intention to redeem all of its outstanding 2020 Senior Notes on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the 2020 Senior Notes for a total of approximately $1.08 billion, including a $39.4 million redemption premium and approximately $39.4 million of accrued interest. In addition, the Company expensed approximately $11.1 million of previously recorded deferred financing fees offset by the write-off of the remaining unamortized premium of approximately $9.7 million related to the 2020 Senior Notes.
Bridge Credit Facility
On April 24, 2015, the Company entered into a bridge credit agreement, which was amended on April 29, 2015 and on August 6, 2015 (the “Bridge Credit Agreement”), among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans, in one or more drawings, up to an aggregate amount of approximately $12.5 billion, consisting of Tranche A Loans (the “Tranche A Loans”) in an aggregate amount up to $11.0 billion, and Tranche C Loans (the “Tranche C Loans”, and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loans and Tranche C Loans will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The commitments in respect of the Loans will be available at the initial closing of the offer and during any subsequent offer period in connection with the offer, subject to the conditions in the Bridge Credit Agreement. The commitments will terminate upon the earliest to occur of April 22, 2016 and certain events relating to the completion or termination of the Perrigo Proposal that are customary for “certain funds” financings in connection with acquisitions of Irish public companies and are specified in the Bridge Credit Agreement. The commitments will be reduced by each borrowing of the Loans, and by the net cash proceeds received by the Company in connection with debt and equity issuances and non-ordinary course of business asset dispositions, other than certain debt and equity issuances, non-ordinary course asset dispositions and permitted reinvestments specified in the Bridge Credit Agreement. Furthermore, starting from the date Mylan first draws on the loans under the Bridge Credit Agreement, any dividends or distributions (including intercompany loans) from Perrigo to the Company that exceed an aggregate amount of $150 million will require Mylan to prepay the loans under the Bridge Credit Agreement, or if no such loans are then outstanding, will result in a reduction in the commitments, in each case, equal to the amount of such dividends or distributions.
The obligations of the lenders under the Bridge Credit Agreement to make the Loans are subject to the satisfaction of the following conditions precedent: (i) Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) no less than a majority of the shares in the capital of Perrigo, (ii) the conditions applicable to the consummation of the Perrigo Proposal contained in the Company’s announcement under Rule 2.5 of the Irish Takeover Rules and other offer-related documents have been satisfied or amended or waived in accordance with their terms and the terms of the Bridge Credit Agreement or as otherwise agreed by the arrangers of the Bridge Facility and Mylan has declared the offer wholly unconditional, (iii) the representations specified as “certain funds representations” in the Bridge Credit Agreement are true and correct in all material respects, (iv) no event of default specified as a “certain funds event of default” in the Bridge Credit Agreement has occurred or is continuing, both before and after giving effect to the funding of the Loans, (v) the Administrative Agent and the arrangers of the Bridge Facility have been paid all fees and other amounts due to them, (vi) the making of the Loans or the consummation of the offer is not subject to any injunction or similar government order, judgment or decree or is not otherwise unlawful and (vii) the Administrative Agent has received customary certifications by Mylan of certain of the foregoing and other documentary evidence that the offer may be consummated. In the event that the acquisition is consummated by a scheme of arrangement rather than an offer, the Bridge Credit Agreement contains analogous conditions precedent that would be applicable in that circumstance, including that Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) 100% of the shares in the capital of Perrigo.
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded. During the nine months ended September 30, 2015, the Company paid approximately $89.1 million in commitment fees under the Bridge Facility, which are being amortized over the life of the Bridge Facility as deferred financing fees.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of September 30, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility. Under the Bridge Credit Agreement, Perrigo’s guarantee is required not later than the earlier of the date that is five months following Mylan having received acceptances of the offer in respect of not less than 75% of the issued and to be issued share capital of Perrigo (the “Perrigo Shares”) and the date that is three months following the date on which Mylan is entitled to commence the compulsory acquisition procedures available under sections 456 to 460 of the Companies Act, 2014 of Ireland with respect to the holders of the Perrigo Shares that have not tendered into the offer.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge Credit Agreement also provides that during the period, if any, starting when Mylan acquires greater than 50% of the Perrigo Shares and until such time as Mylan acquires at least 80% of the Perrigo Shares the aggregate amount of (a) new indebtedness that Mylan will be permitted to cause Perrigo to incur (other than any such indebtedness owing to Mylan or its subsidiaries the proceeds of which are used to refinance certain existing indebtedness of Perrigo) and (b) investments that Mylan will be permitted to make in Perrigo (other than any such investments the proceeds of which are used to refinance existing indebtedness of Perrigo), will, in each case, be limited to $350 million.
The Bridge Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. The Company was in compliance with the financial covenant at September 30, 2015.
The Bridge Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan or any subsidiary that becomes a guarantor as described above. If an event of default occurs under the Bridge Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
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
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. In January 2015, the Receivables Facility was amended and restated, and its maturity was extended through January 2018. As of September 30, 2015, the Company had no short-term borrowings under the Receivables Facility. As of December 31, 2014, the Company’s short-term borrowings under the Receivables Facility were $325 million in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of long-term debt is as follows:

(In millions)	Coupon	September 30, 2015	December 31, 2014
2015 Term Loans		$1,600.0	$—
2014 Term Loan		800.0	800.0
Cash Convertible Notes (a)	3.750%	—	2,405.6
2016 Senior Notes (b)	1.800%	500.1	500.2
2016 Senior Notes (c)	1.350%	499.9	499.8
2018 Senior Notes (d)	2.600%	649.2	649.0
2019 Senior Notes (f)	2.550%	499.2	499.0
2020 Senior Notes (e)	7.875%	—	1,010.5
2023 Senior Notes (f)	3.125%	799.5	779.1
2023 Senior Notes (g)	4.200%	498.4	498.2
2043 Senior Notes (g)	5.400%	497.0	497.0
Other		4.5	0.1
		6,347.8	8,138.5
Less current portion		502.0	2,405.7
Total long-term debt		$5,845.8	$5,732.8
____________

(a)
The Cash Convertible Notes matured on September 15, 2015 and the remaining amount outstanding was repaid in full by the Company utilizing proceeds from the Delayed Draw Loan, included in 2015 Term Loans above. In addition, the convertible note hedge was settled during the third quarter of 2015.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest. Instrument is due on June 24, 2016 and is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2015.

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

(e)	Instrument was called by the Company on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date.

(f)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest.

(g)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

Revolving Credit Agreement
On December 19, 2014, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. On May 1, 2015, the Company entered into an amendment to the Revolving Credit Agreement (the “Revolving Amendment No. 1”). The Revolving Amendment No. 1 provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

a Leverage Ratio not to exceed 3.75 to 1.00. The Revolving Amendment No. 1 also amends the event of default provisions to provide that any “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto. The Revolving Amendment No. 1 also effects certain technical amendments.
On June 19, 2015, the Company entered into an additional amendment to the Revolving Credit Agreement (the “Incremental Amendment”). The Incremental Amendment provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. Proceeds from the Increased Commitments will be used for working capital, capital expenditures and other lawful corporate purposes. At September 30, 2015 and December 31, 2014, the Company had no amounts outstanding under the Revolving Facility.
On October 28, 2015, the Company entered into Amendment No. 2 (the “Revolving Amendment No. 2”) to the Revolving Credit Agreement. The Revolving Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Revolving Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
Term Credit Agreement
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment No. 1”) to the Term Credit Agreement dated as of December 19, 2014 (the “2014 Term Loan”). The Term Amendment No. 1 provides that following the closing of the Perrigo Proposal, the financial covenant in the 2014 Term Loan will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment No. 1 also amends the event of default provisions to provide that any “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto, respectively. The Term Amendment No. 1 also effects certain technical amendments.
On October 28, 2015, the Company entered into Amendment No. 2 (the “Term Amendment No. 2”) to the 2014 Term Loan. The Term Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Term Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
Senior Notes
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan Inc.'s 3.750% Cash Convertible Notes due 2015, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc. During the nine months ended September 30, 2015, the Company incurred approximately $21.8 million of fees, which were capitalized as deferred financing costs in the Condensed Consolidated Balance Sheet.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Cash Convertible Notes
In 2008, Mylan Inc. issued $575 million aggregate principal amount of Cash Convertible Notes due 2015. The Cash Convertible Notes had a stated interest at a rate of 3.75% per year and an effective interest rate of 9.5%. The effective interest rate was based on the rate for a similar instrument that does not have a conversion feature. In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares. The Cash Convertible Notes were not convertible into ordinary shares or any other securities under any circumstance.

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

The Cash Convertible Notes matured on September 15, 2015, and the Company utilized proceeds from the Delayed Draw Loan to repay in full the remaining notional amounts outstanding. The Company’s convertible note hedge was settled in 2015 in conjunction with the maturity and full redemption of the Cash Convertible Notes. During the nine months ended September 30, 2015, the Company paid $2.54 billion in connection with the maturity of the Cash Convertible Notes, and the Company received proceeds of $1.97 billion from the convertible note hedge, which are included in financing activities in the Condensed Consolidated Statements of Cash Flows.
Fair Value
At September 30, 2015 and December 31, 2014, the fair value of the Senior Notes was approximately $3.86 billion and $5.03 billion, respectively. At December 31, 2014, the fair value of the Cash Convertible Notes was approximately $2.42 billion. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2015 Term Loans and 2014 Term Loan, determined based on Level 2 inputs, approximate their carrying values at September 30, 2015 and December 31, 2014.
Mandatory minimum repayments remaining on the outstanding long-term debt at September 30, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$—
2016	1,000
2017	2,400
2018	650
2019	500
Thereafter	1,750
Total	$6,300

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	September 30, 2015	December 31, 2014
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.1	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(16.6)	(19.5)
Net unrecognized losses on derivatives, net of tax	(71.0)	(28.4)
Foreign currency translation adjustment	(1,466.1)	(939.4)
	$(1,553.6)	$(987.0)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)
Other comprehensive (loss) earnings before reclassifications, before tax			(92.5)	(0.2)	0.1	(148.4)	(241.0)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.1)		(8.1)				(8.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of actuarial gain included in SG&A expenses					0.1		0.1
Amounts reclassified from accumulated other comprehensive loss, before tax			(8.3)	—	0.1	—	(8.2)
Net other comprehensive loss, before tax			(84.2)	(0.2)	—	(148.4)	(232.8)
Income tax (benefit) provision			(30.8)	(0.2)	0.2	—	(30.8)
Balance at September 30, 2015, net of tax			$(71.0)	$0.1	$(16.6)	$(1,466.1)	$(1,553.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(98.3)	(0.4)	4.5	(526.7)	(620.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(30.4)		(30.4)				(30.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.5)	(0.5)				(0.5)
Amortization of prior service costs included in SG&A expenses					0.2		0.2
Amortization of actuarial gain included in SG&A expenses					0.4		0.4
Amounts reclassified from accumulated other comprehensive loss, before tax			(30.9)	—	0.6	—	(30.3)
Net other comprehensive (loss) earnings, before tax			(67.4)	(0.4)	3.9	(526.7)	(590.6)
Income tax (benefit) provision			(24.8)	(0.2)	1.0	—	(24.0)
Balance at September 30, 2015, net of tax			$(71.0)	$0.1	$(16.6)	$(1,466.1)	$(1,553.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)
Other comprehensive (loss) earnings before reclassifications, before tax			(33.4)	(0.1)	1.2	(453.8)	(486.1)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.1)		(10.1)				(10.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.3)	—	(0.2)	—	(10.5)
Net other comprehensive (loss) earnings, before tax			(23.1)	(0.1)	1.4	(453.8)	(475.6)
Income tax benefit			(8.0)	—	—	—	(8.0)
Balance at September 30, 2014, net of tax			$24.4	$0.2	$(11.2)	$(633.7)	$(620.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive loss before reclassifications, before tax			(134.2)	—	(4.4)	(317.2)	(455.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(35.4)		(35.4)				(35.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.5)	(0.5)				(0.5)
Amortization of prior service costs included in SG&A expenses					(0.2)		(0.2)
Amortization of actuarial loss included in SG&A expenses					(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive loss, before tax			(35.9)	—	(0.7)	—	(36.6)
Net other comprehensive loss, before tax			(98.3)	—	(3.7)	(317.2)	(419.2)
Income tax (benefit) provision			(37.9)	0.1	(1.2)	—	(39.0)
Balance at September 30, 2014, net of tax			$24.4	$0.2	$(11.2)	$(633.7)	$(620.3)

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2015 and 2014 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	653.0	0.1	653.1
Other comprehensive loss, net of tax	(566.6)	—	(566.6)
Stock option activity	92.9	—	92.9
Share-based compensation expense	66.4	—	66.4
Issuance of restricted stock, net of shares withheld	(41.5)	—	(41.5)
Tax benefit of stock option plans	49.5	—	49.5
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Purchase of subsidiary shares from noncontrolling interest	—	(18.7)	(18.7)
Other	(1.8)	(0.1)	(1.9)
September 30, 2015	$9,813.6	$1.4	$9,815.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	740.2	2.4	742.6
Other comprehensive earnings, net of tax	(380.2)	—	(380.2)
Stock option activity	34.2	—	34.2
Share-based compensation expense	48.0	—	48.0
Issuance of restricted stock, net of shares withheld	(19.0)	—	(19.0)
Tax benefit of stock option plans	22.5	—	22.5
Other	—	(1.7)	(1.7)
September 30, 2014	$3,387.5	$18.8	$3,406.3

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
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. ("Teva"), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva's unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares (which represents 100% of the class of Mylan preferred shares as of the date of this report) pursuant to the terms of the Call Option Agreement. In compliance with the current statutory arrangement, 25% of the nominal value of the preferred shares, approximately $1.3 million, was paid to Mylan in cash upon issuance. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. On September 19, 2015, the Foundation requested the cancellation of the Mylan preferred shares issued on July 23, 2015, informing Mylan that it was reasonably convinced that the influences that might adversely affect or threaten the strategy, mission, independence, continuity and/or identity of Mylan and its business in a manner that is contrary to the interest of Mylan, its business, and its stakeholders had been sufficiently addressed. Cancellation of the preferred shares requires Mylan shareholder approval. A shareholders meeting to approve the cancellation of the preferred shares will be held on January 7, 2016. The record date for the shareholders meeting to approve the cancellation of the preferred shares will be December 10, 2015. As a result of the pending cancellation of the preferred shares, the paid up value of approximately $1.3 million is included in other current liabilities in the Condensed Consolidated Balance Sheets. On October 26, 2015, the Foundation transferred the preferred shares issued to it on July 23, 2015 to a trustee, who undertook not to exercise any rights attached to the preferred shares other than attending the shareholders meeting and voting in favor of the cancellation of the preferred shares. The Foundation will continue to have the right to exercise the Option in the future in response to a new threat to the interests of Mylan, its businesses and its stakeholders from time to time.

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

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended September 30, 2015
Total revenues
Third party	$2,249.9	$445.3	$—	$2,695.2
Intersegment	1.4	1.2	(2.6)	—
Total	$2,251.3	$446.5	$(2.6)	$2,695.2

Segment profitability	$788.5	$258.2	$(445.6)	$601.1

Nine Months Ended September 30, 2015
Total revenues
Third party	$5,968.8	$969.8	$—	$6,938.6
Intersegment	5.2	5.8	(11.0)	—
Total	$5,974.0	$975.6	$(11.0)	$6,938.6

Segment profitability	$1,834.0	$524.2	$(1,321.2)	$1,037.0

Three Months Ended September 30, 2014
Total revenues
Third party	$1,616.9	$467.1	$—	$2,084.0
Intersegment	1.1	2.9	(4.0)	—
Total	$1,618.0	$470.0	$(4.0)	$2,084.0

Segment profitability	$511.7	$279.2	$(295.9)	$495.0

Nine Months Ended September 30, 2014
Total revenues
Third party	$4,675.9	$961.0	$—	$5,636.9
Intersegment	3.7	7.3	(11.0)	—
Total	$4,679.6	$968.3	$(11.0)	$5,636.9

Segment profitability	$1,267.1	$535.3	$(842.3)	$960.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

____________

(1)
Includes certain corporate general and administrative and R&D expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges, if any; and other expenses not directly attributable to segments.

14.	Subsidiary Guarantors
The following tables present unaudited condensed consolidating financial information for (a) the Company (for purposes of this discussion and table, "Parent Guarantor"); (b) Mylan Inc., the issuer of the Senior Notes (“Issuer”); and (c) all other subsidiaries of the Parent Guarantor on a combined basis, none of which guaranteed the Cash Convertible Notes or guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The unaudited condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

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

The following financial information presents the related unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2015 and 2014, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and nine months ended September 30, 2015 and 2014, the unaudited Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015 and 2014. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,676.2	$—	$2,676.2
Other revenues	—	—	—	19.0	—	19.0
Total revenues	—	—	—	2,695.2	—	2,695.2
Cost of sales	—	—	—	1,379.9	—	1,379.9
Gross profit	—	—	—	1,315.3	—	1,315.3
Operating expenses:
Research and development	—	—	—	174.8	—	174.8
Selling, general and administrative	—	193.9	—	343.2	—	537.1
Litigation settlements, net	—	—	—	2.3	—	2.3
Total operating expenses	—	193.9	—	520.3	—	714.2
Earnings from operations	—	(193.9)	—	795.0	—	601.1
Interest expense	30.4	49.4	—	15.3	—	95.1
Other expense (income), net	—	—	—	50.9	—	50.9
(Losses) earnings before income taxes and noncontrolling interest	(30.4)	(243.3)	—	728.8	—	455.1
Income tax (benefit) provision	—	(46.4)	—	72.9	—	26.5
Earnings (losses) of equity interest subsidiaries	459.0	643.0	—	—	(1,102.0)	—
Net earnings	428.6	446.1	—	655.9	(1,102.0)	428.6
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$446.1	$—	$655.9	$(1,102.0)	$428.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$6,887.8	$—	$6,887.8
Other revenues	—	—	—	50.8	—	50.8
Total revenues	—	—	—	6,938.6	—	6,938.6
Cost of sales	—	—	—	3,785.1	—	3,785.1
Gross profit	—	—	—	3,153.5	—	3,153.5
Operating expenses:
Research and development	—	—	—	512.9	—	512.9
Selling, general and administrative	—	611.0	—	973.5	—	1,584.5
Litigation settlements, net	—	—	—	19.1	—	19.1
Total operating expenses	—	611.0	—	1,505.5	—	2,116.5
Earnings from operations	—	(611.0)	—	1,648.0	—	1,037.0
Interest expense	42.3	179.7	—	46.5	—	268.5
Other expense (income), net	—	—	—	71.4	—	71.4
(Losses) earnings before income taxes and noncontrolling interest	(42.3)	(790.7)	—	1,530.1	—	697.1
Income tax (benefit) provision	—	(88.2)	—	132.2	—	44.0
Earnings (losses) of equity interest subsidiaries	695.4	1,391.3	—	—	(2,086.7)	—
Net earnings	653.1	688.8	—	1,397.9	(2,086.7)	653.1
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$653.0	$688.8	$—	$1,397.8	$(2,086.6)	$653.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$2,069.4	$—	$2,069.4
Other revenues	—	—	14.6	—	14.6
Total revenues	—	—	2,084.0	—	2,084.0
Cost of sales	—	—	1,071.6	—	1,071.6
Gross profit	—	—	1,012.4	—	1,012.4
Operating expenses:
Research and development	—	—	158.2	—	158.2
Selling, general and administrative	154.3	—	264.0	—	418.3
Litigation settlements, net	—	—	20.9	—	20.9
Other operating income, net	—	—	(80.0)	—	(80.0)
Total operating expenses	154.3	—	363.1	—	517.4
(Losses) earnings from operations	(154.3)	—	649.3	—	495.0
Interest expense	69.3	—	14.6	—	83.9
Other expense (income), net	—	—	(1.5)	—	(1.5)
(Losses) earnings before income taxes and noncontrolling interest	(223.6)	—	636.2	—	412.6
Income tax provision	(8.4)	—	(78.4)	—	(86.8)
Earnings (losses) of equity interest subsidiaries	714.6	—	—	(714.6)	—
Net earnings	499.4	—	714.6	(714.6)	499.4
Net earnings attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net earnings attributable to Mylan N.V. ordinary shareholders	$499.1	$—	$714.3	$(714.3)	$499.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$5,588.8	$—	$5,588.8
Other revenues	—	—	48.1	—	48.1
Total revenues	—	—	5,636.9	—	5,636.9
Cost of sales	—	—	3,077.9	—	3,077.9
Gross profit	—	—	2,559.0	—	2,559.0
Operating expenses:
Research and development	—	—	431.6	—	431.6
Selling, general and administrative	424.9	—	775.2	—	1,200.1
Litigation settlements, net	—	—	47.2	—	47.2
Other operating income, net	—	—	(80.0)	—	(80.0)
Total operating expenses	424.9	—	1,174.0	—	1,598.9
(Losses) earnings from operations	(424.9)	—	1,385.0	—	960.1
Interest expense	206.4	—	44.8	—	251.2
Other expense (income), net	—	—	6.8	—	6.8
(Losses) earnings before income taxes and noncontrolling interest	(631.3)	—	1,333.4	—	702.1
Income tax (benefit) provision	(13.7)	—	(26.8)	—	(40.5)
Earnings (losses) of equity interest subsidiaries	1,360.2	—	—	(1,360.2)	—
Net earnings	742.6	—	1,360.2	(1,360.2)	742.6
Net earnings attributable to noncontrolling interest	(2.4)	—	(2.4)	2.4	(2.4)
Net earnings attributable to Mylan N.V. ordinary shareholders	$740.2	$—	$1,357.8	$(1,357.8)	$740.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$428.6	446.1	—	655.9	(1,102.0)	428.6
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(148.4)	—	—	(148.4)	148.4	(148.4)
Change in unrecognized gain and prior service cost related to defined benefit plans	—	0.2	—	(0.2)	—	—
Net unrecognized gain (loss) on derivatives	(84.2)	(63.9)	—	(20.3)	84.2	(84.2)
Net unrealized loss on marketable securities	(0.2)	—	—	(0.2)	0.2	(0.2)
Other comprehensive loss, before tax	(232.8)	(63.7)	—	(169.1)	232.8	(232.8)
Income tax provision (benefit)	(30.8)	(23.8)	—	(7.0)	30.8	(30.8)
Other comprehensive loss, net of tax	(202.0)	(39.9)	—	(162.1)	202.0	(202.0)
Comprehensive earnings (loss)	226.6	406.2	—	493.8	(900.0)	226.6
Comprehensive (earnings) loss attributable to the noncontrolling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$226.6	$406.2	$—	$493.8	$(900.0)	$226.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$653.1	$688.8	$—	$1,397.9	$(2,086.7)	$653.1
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(526.7)	—	—	(526.7)	526.7	(526.7)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	3.9	0.3	—	3.6	(3.9)	3.9
Net unrecognized loss on derivatives	(67.4)	(57.7)	—	(9.7)	67.4	(67.4)
Net unrealized loss on marketable securities	(0.4)	—	—	(0.4)	0.4	(0.4)
Other comprehensive (loss) earnings, before tax	(590.6)	(57.4)	—	(533.2)	590.6	(590.6)
Income tax benefit	(24.0)	(21.1)	—	(2.9)	24.0	(24.0)
Other comprehensive (loss) earnings, net of tax	(566.6)	(36.3)	—	(530.3)	566.6	(566.6)
Comprehensive (loss) earnings	86.5	652.5	—	867.6	(1,520.1)	86.5
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$86.4	$652.5	$—	$867.5	$(1,520.0)	$86.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	499.4	—	714.6	(714.6)	499.4
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(453.8)	—	(453.8)	453.8	(453.8)
Change in unrecognized loss and prior service cost related to defined benefit plans	1.4	—	1.4	(1.4)	1.4
Net unrecognized (loss) gain on derivatives	(23.1)	—	(11.3)	11.3	(23.1)
Net unrealized gain (loss) on marketable securities	(0.1)	—	(0.2)	0.2	(0.1)
Other comprehensive (loss) earnings, before tax	(475.6)	—	(463.9)	463.9	(475.6)
Income tax (benefit) provision	(8.0)	—	(3.7)	3.7	(8.0)
Other comprehensive loss, net of tax	(467.6)	—	(460.2)	460.2	(467.6)
Comprehensive earnings	31.8	—	254.4	(254.4)	31.8
Comprehensive earnings attributable to the noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$31.5	$—	$254.1	$(254.1)	$31.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$742.6	$—	$1,360.2	$(1,360.2)	$742.6
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(317.2)	—	(317.2)	317.2	(317.2)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(3.7)	—	(3.8)	3.8	(3.7)
Net unrecognized (loss) gain on derivatives	(98.3)	—	35.0	(35.0)	(98.3)
Other comprehensive loss, before tax	(419.2)	—	(286.0)	286.0	(419.2)
Income tax (benefit) provision	(39.0)	—	10.2	(10.2)	(39.0)
Other comprehensive loss, net of tax	(380.2)	—	(296.2)	296.2	(380.2)
Comprehensive earnings	362.4	—	1,064.0	(1,064.0)	362.4
Comprehensive earnings attributable to the noncontrolling interest	(2.4)	—	(2.4)	2.4	(2.4)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$360.0	$—	$1,061.6	$(1,061.6)	$360.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1.4	$63.7	$—	$521.9	$—	$587.0
Accounts receivable, net	—	8.1	—	2,909.0	—	2,917.1
Inventories	—	—	—	1,944.1	—	1,944.1
Intercompany receivables	—	—	—	9,638.4	(9,638.4)	—
Other current assets	54.8	314.5	—	668.4	—	1,037.7
Total current assets	56.2	386.3	—	15,681.8	(9,638.4)	6,485.9
Property, plant and equipment, net	—	303.1	—	1,581.6	—	1,884.7
Investments in subsidiaries	9,760.1	11,475.3	—	—	(21,235.4)	—
Intercompany notes and interest receivable	—	6,447.0	—	18.5	(6,465.5)	—
Intangible assets, net	—	—	—	6,888.2	—	6,888.2
Goodwill	—	17.1	—	5,108.2	—	5,125.3
Other assets	—	178.3	—	754.1	—	932.4
Total assets	$9,816.3	$18,807.1	$—	$30,032.4	$(37,339.3)	$21,316.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$62.4	$—	$1,173.8	$—	$1,236.2
Short-term borrowings	—	—	—	0.8	—	0.8
Income taxes payable	—	—	—	100.2	—	100.2
Current portion of long-term debt and other long-term obligations	—	500.2	—	67.3	—	567.5
Intercompany payables	—	9,638.4	—	—	(9,638.4)	—
Other current liabilities	1.3	351.5	—	1,426.6	—	1,779.4
Total current liabilities	1.3	10,552.5	—	2,768.7	(9,638.4)	3,684.1
Long-term debt	—	5,843.2	—	2.6	—	5,845.8
Intercompany notes payable	—	18.5	—	6,447.0	(6,465.5)	—
Other long-term obligations	—	132.1	—	1,839.5	—	1,971.6
Total liabilities	1.3	16,546.3	—	11,057.8	(16,103.9)	11,501.5

Total equity	9,815.0	2,260.8	—	18,974.6	(21,235.4)	9,815.0

Total liabilities and equity	$9,816.3	$18,807.1	$—	$30,032.4	$(37,339.3)	$21,316.5

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,417.1)	$—	$2,773.6	$—	$1,356.5
Cash flows from investing activities:
Capital expenditures	—	(55.1)	—	(152.2)	—	(207.3)
Proceeds from sale of property, plant and equipment	—	—	—	2.3	—	2.3
Purchase of marketable securities	—	(29.3)	—	(29.8)	—	(59.1)
Proceeds from sale of marketable securities	—	—	—	29.4	—	29.4
Investments in affiliates	—	(289.4)	—		289.4	—
Loans to affiliates	(39.5)	(4,250.1)	—	(5,657.3)	9,946.9	—
Repayments of loans from affiliates	—	240.6	—	22.5	(263.1)	—
Payments for product rights and other, net	—	—	—	(404.6)	—	(404.6)
Net cash (used in) provided by investing activities	(39.5)	(4,383.3)	—	(6,189.7)	9,973.2	(639.3)
Cash flows from financing activities:
Payment of financing fees	(89.1)	(25.6)	—	—	—	(114.7)
Change in short-term borrowings, net	—	—	—	(329.7)	—	(329.7)
Proceeds from convertible note hedge	—	1,970.8	—	—	—	1,970.8
Proceeds from issuance of long-term debt	—	2,390.0	—	—	—	2,390.0
Payment of long-term debt	—	(4,334.1)	—	—	—	(4,334.1)
Proceeds from exercise of stock options	39.5	53.3	—	—	—	92.8
Taxes paid related to net share settlement of equity awards	—	(25.8)	—	(5.9)	—	(31.7)
Capital contribution from affiliates	—	—	—	289.4	(289.4)	—
Payments on borrowings from affiliates	—	(22.5)	—	(240.6)	263.1	—
Proceeds from borrowings from affiliates	89.1	5,696.8	—	4,161.0	(9,946.9)	—
Acquisition of noncontrolling interest	—	—	—	(11.7)	—	(11.7)
Other items, net	1.3	48.3	—	—	—	49.6
Net cash provided by (used in) financing activities	40.8	5,751.2	—	3,862.5	(9,973.2)	(318.7)
Effect on cash of changes in exchange rates	—	—	—	(37.0)	—	(37.0)
Net increase in cash and cash equivalents	1.3	(49.2)	—	409.4	—	361.5
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$1.4	$63.7	$—	$521.9	$—	$587.0
Supplemental disclosures of cash flow information —
Non-cash transaction:
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(686.3)	$—	$1,574.5	$—	$888.2
Cash flows from investing activities:
Capital expenditures	(57.5)	—	(162.8)	—	(220.3)
Cash paid for acquisitions, net	—	—	(50.0)	—	(50.0)
Proceeds from sale of property, plant and equipment	—	—	8.8	—	8.8
Purchase of marketable securities	(2.7)	—	(14.9)	—	(17.6)
Proceeds from sale of marketable securities	—	—	16.4	—	16.4
Investments in affiliates	(49.0)	—	—	49.0	—
Loans to affiliates	(3,301.9)	—	(4,346.1)	7,648.0	—
Repayments of loans from affiliates	0.3	—	7.9	(8.2)	—
Payments for product rights and other, net	(11.3)	—	(442.9)	—	(454.2)
Net cash (used in) provided by investing activities	(3,422.1)	—	(4,983.6)	7,688.8	(716.9)
Cash flows from financing activities:
Payment of financing fees	(2.4)	—	—	—	(2.4)
Change in short-term borrowings, net	—	—	(75.1)	—	(75.1)
Proceeds from issuance of long-term debt	635.0	—	—	—	635.0
Payment of long-term debt	(695.0)	—	—	—	(695.0)
Proceeds from exercise of stock options	34.2	—	—	—	34.2
Taxes paid related to net share settlement of equity awards	(17.3)	—	(5.5)	—	(22.8)
Payments for contingent consideration	(150.0)	—	—	—	(150.0)
Capital contribution from affiliates	—	—	49.0	(49.0)	—
Proceeds from borrowings from affiliates	4,346.1	—	3,301.9	(7,648.0)	—
Payments on borrowings from affiliates	(7.9)	—	(0.3)	8.2	—
Other items, net	22.4	—	—	—	22.4
Net cash provided by (used in) financing activities	4,165.1	—	3,270.0	(7,688.8)	(253.7)
Effect on cash of changes in exchange rates	—	—	(9.3)	—	(9.3)
Net increase (decrease) in cash and cash equivalents	56.7	—	(148.4)	—	(91.7)
Cash and cash equivalents — beginning of period	14.4	—	276.9	—	291.3
Cash and cash equivalents — end of period	$71.1	$—	$128.5	$—	$199.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

15.Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters for which Merck KGaA or Strides Arcolab Limited (“Strides Arcolab”) has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.

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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At September 30, 2015, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. On June 1, 2015, the District Court denied the indirect purchaser plaintiffs’ motion for class certification. The indirect purchaser plaintiffs have filed a petition from leave to appeal the certification decision, which remains pending. On July 27, 2015, the District Court granted the direct purchaser plaintiffs’ motion for class certification. On October 9, 2015, the Third Circuit granted Defendants’ Petition for Leave to Appeal and we are awaiting the briefing schedule. On October 16, 2015, Defendants filed a motion to stay with the District Court pending the appeal of the decision to certify the direct purchaser class and a decision remains pending. Several motions also remain pending relating to the admissibility of expert witness testimony. A final pretrial conference is set for January 19, 2016, and a trial on liability is set to begin on February 2, 2016. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers. The settlement will be submitted to the District Court for review and approval. At September 30, 2015, the Company has accrued approximately $16.0 million related to this settlement. On June 29, 2015, the City of Providence, Rhode Island filed suit against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. All defendants, including Mylan, moved to dismiss the suit on October 15, 2015. On July 10, 2015, the Louisiana Attorney General filed a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. Mylan’s declinatory exception of no personal jurisdiction and peremptory exceptions of no cause of action, no right of action and prescription are pending and set for hearing on January 19, 2016.

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
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015. The putative direct purchaser class is to file a motion to amend the complaint and amended complaint by November 12, 2015. Defendants’ responsive pleading is tentatively due December 28, 2015.
Shareholder Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, “Plaintiffs”) filed a purported class action complaint against Mylan and directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleged both breach of fiduciary duty on the part of the Directors and breach of contract by Mylan and the Directors relating to certain public disclosures made in connection with the EPD Transaction and the creation of, and Call Option Agreement with, the Foundation. Plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). Plaintiffs filed an amended complaint in the District Court on July 10, 2015, that included the same basic causes of action and requested relief, dropped allegations against some of the Directors named in the original complaint and asserted the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. On July 21, 2015, a second purported class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, was filed by a different plaintiff in the District Court. On August 28, 2015, the District Court consolidated the two actions, and, on September 4, 2015, the plaintiffs in the consolidated action filed a consolidated amended complaint (the “Consolidated Amended Complaint”) against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, but asserting the breach of contract claim against only Mylan. On September 30, 2015, two of the plaintiffs in the consolidated action filed a motion for partial summary judgment, on the breach of contract claim (the “Motion for Partial Summary Judgment”). On October 26, 2015, the District Court entered a

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

stipulation and order requiring the parties to confer concerning the scheduling of the defendants’ response(s) to the Consolidated Amendment Complaint and the Motion for Partial Summary Judgment, and to file with the District Court a proposed order and stipulation on the subject no later than November 6, 2015. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.

On October 22, 2015, the plaintiff in a separate purported class action, which was filed in the District Court on August 28, 2015, against Mylan and the Directors, and related to certain public disclosures made in connection with the EPD Transaction and the creation of, and the Call Option Agreement with, the Foundation, voluntarily dismissed the action. On October 23, 2015, the District Court entered an order approving the dismissal.

SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan is cooperating with the SEC in its investigation, and we are unable to predict the outcome of this matter at this time.
Perrigo Litigation
On September 17, 2015, Perrigo filed a complaint against Mylan in the U.S. District Court for the Southern District of New York. The complaint alleges that Mylan made material false and misleading statements in its Offer to Exchange/Prospectus and other public statements in violation of Section 14(e) of the Exchange Act, concerning expected synergies and the potential delisting of Perrigo’s ordinary shares following consummation of its offer to acquire all of the issued and to be issued share capital of Perrigo. Perrigo asks the court to declare that Mylan’s relevant statements are materially false and misleading in violation of the Exchange Act, direct Mylan to provide corrective disclosures, enjoin Mylan from closing the offer until it issues corrective disclosures that Perrigo shareholders have adequate time to consider, order Mylan to accept duly transmitted withdrawals of Perrigo shareholders following the issuance of corrective disclosures and permanently enjoin Mylan from making further false or misleading disclosures in connection with the offer. On September 22, 2015, Mylan filed counterclaims against Perrigo alleging that Perrigo made material false and misleading statements in its Schedule 14D-9, a Powerpoint presentation to its investors and media comments, in violation of Section 14(e) of the Exchange Act, concerning the size of the offer premium to Perrigo shareholders, the financial impact of the offer for Perrigo shareholders, the intentions of Mylan’s largest shareholder with respect to its Mylan shares and the expected synergies of the offer. Mylan asks the court to declare that Perrigo’s relevant statements are materially false and misleading in violation of the Exchange Act, direct Perrigo to provide corrective disclosures no later than fourteen days prior to the initial expiration date of the offer, i.e., 60 days after the offer commenced, and permanently enjoin Perrigo from making further false or misleading disclosures in connection with Mylan’s offer. A hearing on both parties’ claims was held on October 21, 2015. On October 29, 2015, the District Court issued an order denying the parties’ motions for preliminary injunction.
On September 24, 2015, Perrigo filed a claim against Mylan in Israel with the Tel Aviv District Court, alleging that Mylan’s offer to acquire all of the issued and to be issued share capital of Perrigo does not comply with Israeli law. Perrigo also filed an application for an interim injunction requesting that the court declare that Mylan has not made a proper offer to Perrigo’s shareholders on the Tel Aviv Stock Exchange, order Mylan to refrain from taking any action in Israel in connection with its offer and enjoin the Israel Securities Authority, which is also a defendant in the proceeding, from taking any action in connection with Mylan’s offer. Following a hearing on October 14, 2015 and an additional hearing on October 27, 2015, the court denied Perrigo’s application on October 28, 2015 and instructed Perrigo to notify the court within 20 days whether it intends to proceed with its underlying claim.

European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the European Economic Area Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan, Niche

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan, as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the European Union. The briefing is complete and we are awaiting the scheduling of the hearing date.

Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing took place on October 8, 2015. The Company has accrued approximately $10.0 million and $10.3 million as of September 30, 2015 and December 31, 2014, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.

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

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $13.0 million at September 30, 2015 and $13.4 million at December 31, 2014. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Intellectual Property
In certain situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include a reasonable royalty on sales or damages measured by the profits lost by the patent owner. In the case of willful infringement, the definition of which is partially subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.

Other Litigation
Mylan filed suit in 2010 against GlaxoSmithKline (“GSK”) and Apotex in connection with an alleged breach of a Patent License and Settlement Agreement between Mylan and GSK related to Paroxetine CR. Following discovery, summary judgment (in which the District Court originally dismissed the case against GSK and Apotex), and appellate briefing (in which the United States Court of Appeals for the Third Circuit reversed and remanded the case against GSK for breach of contract) and ultimately a trial, a jury awarded Mylan $106.7 million on March 25, 2014. Pre-judgment interest and post-verdict supplemental damages resulted in a total judgment of $120.7 million. GSK has appealed the decision, which remains pending. In the same suit and subsequent to the trial, Mylan obtained a permanent injunction against GSK in connection with its supply of product to Apotex. Mylan also separately filed suit and obtained a preliminary injunction against Apotex in July 2014 for inducement to breach a contract and for tortious interference in connection with its sales of product. Apotex has appealed that decision, which remains pending. In September 2014, Mylan added GSK as a defendant to the suit it had brought against Apotex for breach of contract, which remains pending.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, references to the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company’s Current Report on Form 8-K filed on June 11, 2015, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition of Perrigo Company plc (“Perrigo”) by Mylan (the “Perrigo Proposal”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the benefits and synergies of the Perrigo Proposal or EPD Transaction, future opportunities for Mylan, Perrigo, or the combined company and products, and any other statements regarding Mylan’s, Perrigo’s, or the combined company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Perrigo Proposal, including as to the timing of the offer and a compulsory acquisition, whether Perrigo will cooperate with Mylan and whether Mylan will be able to consummate the offer and a compulsory acquisition, the possibility that competing offers will be made, the possibility that the conditions to the consummation of the offer will not be satisfied, and the possibility that Mylan will be unable to obtain regulatory approvals for the offer or be required, as a condition to obtaining regulatory approvals, to accept conditions that could reduce the anticipated benefits of the offer; the ability to meet expectations regarding the accounting and tax treatments of a transaction relating to the Perrigo Proposal and the EPD Transaction; changes in relevant tax and other laws, including but not limited to changes in healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of Perrigo and the EPD Business being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the Perrigo Proposal and the EPD Transaction; the retention of certain key employees of Perrigo and the EPD Business being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the Perrigo Proposal and the EPD Transaction within the expected time-frames or at all and to successfully integrate Perrigo and the EPD Business; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to our ability to bring new products to market; success of clinical trials and our ability to execute on new product opportunities; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan, Perrigo, or the combined company; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and our other filings with the SEC. These risks, as well as other risks associated with Mylan, Perrigo, and the combined company are also more fully discussed in the Registration Statement on Form S-4 (which includes an offer to exchange/prospectus and was declared effective on September 10, 2015, the “Registration Statement”) in connection with the Perrigo Proposal. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

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
Additional Information
In connection with the Perrigo Proposal, Mylan has filed certain materials with the SEC (and anticipates filing further materials), including, among other materials, the Registration Statement. In connection with the Perrigo Proposal, Mylan also filed with the SEC on September 14, 2015 a Tender Offer Statement on Schedule TO, which includes the Offer to Exchange/Prospectus, form of letter of transmittal, and other related offer documents. Mylan has mailed the offer to exchange/prospectus (the “Offer to Exchange/Prospectus”) to Perrigo shareholders in connection with the Perrigo Proposal. This report is not intended to be, and is not, a substitute for such filings or for any other document that Mylan may file with the SEC in connection with the Perrigo Proposal. INVESTORS AND SECURITYHOLDERS OF MYLAN AND PERRIGO ARE URGED TO READ THE DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY (IF AND WHEN THEY BECOME AVAILABLE) BEFORE MAKING AN INVESTMENT DECISION BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, PERRIGO AND THE PERRIGO PROPOSAL. Such documents will be available free of charge through the website maintained by the SEC at www.sec.gov or by directing a request to Mylan at 724-514-1813 or investor.relations@mylan.com. Any materials filed by Mylan with the SEC that are required to be mailed to shareholders of Perrigo and/or Mylan will also be mailed to such shareholders.

Profit Forecasts / Asset Valuations
No statement in this document is intended to constitute a profit forecast for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for Mylan or Perrigo as appropriate. No statement in this document constitutes an asset valuation.
Synergy Statement
There are various material assumptions underlying the statement relating to “at least $800 million of annual pre-tax operational synergies by the end of year four following the consummation of the offer” (the “Synergy Statement”), which may result in the value included in the Synergy Statement being materially greater or less than estimated. The Synergy Statement should therefore be read in conjunction with the key assumptions underlying such estimates which are set out in Mylan’s announcement pursuant to Rule 2.5 of the Irish Takeover Rules on April 24, 2015, as amended on April 29, 2015 and on August 13, 2015.

The Synergy Statement should not be construed as a profit forecast or interpreted to mean that the combined earnings of Mylan and Perrigo in any period following this communication would necessarily match or be greater than or be less than those of Mylan and/or Perrigo for the relevant preceding financial period or any other period. See “Part II-Item 1A-Risk Factors-Risks Related to the Perrigo Proposal-FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE COST SAVINGS OR REVENUE BENEFITS TO MYLAN.”

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

merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. In addition, Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and its global headquarters are located in Canonsburg, Pennsylvania.

The EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. At the closing of the EPD Transaction, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction, with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date.

Other Transactions
On April 24, 2015, Mylan N.V. issued a Rule 2.5 announcement under the Irish Takeover Rules setting forth its legally-binding commitment to commence an offer for the entire issued and to be issued share capital of Perrigo Company plc (“Perrigo”) (the “Perrigo Proposal”). Under the terms of the offer, as described in the Rule 2.5 announcement (as amended on April 29, 2015 and on August 13, 2015) and as further described in the Offer to Exchange/Prospectus dated September 14, 2015 (the “Offer to Exchange/Prospectus”) (being the offer document for the purposes of the Irish Takeover Rules), Perrigo shareholders would receive $75 in cash and 2.3 Mylan N.V. ordinary shares for each Perrigo ordinary share (the “offer”). The offer is subject to certain conditions and other terms set forth in the formal Rule 2.5 announcement and the Offer to Exchange/Prospectus, including approval by Mylan N.V. shareholders. On August 28, 2015, Mylan N.V. shareholders approved the Perrigo Proposal at an extraordinary general meeting of the shareholders of Mylan N.V. On September 14, 2015, Mylan officially commenced its formal offer to acquire all outstanding ordinary shares of Perrigo. The offer and withdrawal rights are scheduled to expire at 1:00 PM (Irish time)/8:00 AM (New York City time) on November 13, 2015, unless the offer is extended with the consent of the Irish Takeover Panel. The offer is fully financed, cash confirmed and not conditional on due diligence. The offer is subject to customary conditions for an offer governed by the Irish Takeover Rules.

During 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360.8 million, which was paid during the nine months ended September 30, 2015 and is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The Company will be subject to potential future sales and other contingent milestone payments under the terms of one of the agreements.

On February 2, 2015, the Company signed a definitive agreement to acquire certain female health care businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), a specialty women’s health care company with global leadership in generic oral contraceptive products. The purchase price is $750 million in cash at closing plus additional contingent payments of up to $50 million. The transaction is expected to close in the fourth quarter of 2015.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of TD-4208, a novel once-daily nebulized long-acting muscarinic antagonist (“LAMA”) for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs during the nine months ended September 30, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

Other
On August 6, 2015, Mylan entered into Amendment No. 2 to the bridge credit agreement (the “Bridge Credit Agreement”). A description of the Bridge Credit Agreement, as amended, can be found in Part I - ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Liquidity and Capital Resources of this Form 10-Q.
On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc.(the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent (in such capacity, the “Credit Agreement Administrative Agent”). The 2015 Term Credit Agreement provided for a delayed-draw term loan credit facility under which Mylan Inc. obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the Company’s 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) and (ii) a delayed draw term loan (the “Delayed Draw Loan”) in an amount of $600.0 million, borrowed on September 15, 2015 which was primarily used to repay the notional amounts of the Company’s Cash Convertible Notes that matured on September 15, 2015.
On June 15, 2015, the Company announced its intention to redeem all of its outstanding 2020 Senior Notes on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the 2020 Senior Notes for a total of approximately $1.08 billion, including a $39.4 million redemption premium and approximately $39.4 million of accrued interest. In addition, the Company expensed approximately $11.1 million of previously recorded deferred financing fees offset by the write-off of the remaining unamortized premium of approximately $9.7 million related to the 2020 Senior Notes.
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. (“Teva”), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva’s unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares (which represents 100% of the class of Mylan preferred shares as of the date of this report) pursuant to the terms of the Call Option Agreement. In compliance with the current statutory arrangement, 25% of the nominal value of these shares, approximately $1.3 million, was paid to Mylan in cash. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. On September 19, 2015, the Foundation requested the cancellation of the Mylan preferred shares issued on July 23, 2015, informing Mylan that it was reasonably convinced that the influences that might adversely affect or threaten the strategy, mission, independence, continuity and/or identity of Mylan and its business in a manner that is contrary to the interest of Mylan, its business and its stakeholders had been sufficiently addressed. Cancellation of the preferred shares requires Mylan shareholder approval. A shareholders meeting to approve the cancellation of the preferred shares will be held on January 7, 2016. The record date for the shareholders meeting to approve the cancellation of the preferred shares will be December 10, 2015. As a result of the pending cancellation of the preferred shares, the paid up value of approximately $1.3 million is included in other current liabilities in the Condensed Consolidated Balance Sheets. On October 26, 2015, the Foundation transferred the preferred shares issued to it on July 23, 2015 to a trustee, who undertook not to exercise any rights attached to the preferred shares other than attending the shareholders meeting and voting in favor of the cancellation of the preferred shares. The Foundation will continue to have the right to exercise the Option in the future in response to a new threat to the interests of Mylan, its businesses and its stakeholders from time to time.
On October 29 2015, the Tel Aviv Stock Exchange (the “TASE”) approved the listing of our ordinary shares on the TASE, and accordingly our ordinary shares are expected to being trading on the TASE in early November 2015. As a result, our ordinary shares will now be listed on both the NASDAQ Global Select Stock Market (“NASDAQ”) and the TASE. We are still subject to the rules and regulations of NASDAQ and the SEC. Under the TASE’s local regime for dual listing, companies listed in the U.S., such as us, may dual-list on the TASE without additional reporting obligations, using the same periodic reports, financial and other relevant disclosure information that they submit to the SEC and NASDAQ. We have undertaken that our ordinary shares will be listed on the TASE for a period of not less than three years from the first date of trading if our offer to acquire Perrigo is completed and for a period of not less than one year from the first date of trading should our offer to acquire Perrigo not be completed; provided that, for as long as our ordinary shares are listed for trading on the TASE, if new Mylan preferred shares are issued, we have undertaken to take all necessary actions, as soon as practicable and no later than three Israeli business days following the issuance of such preferred shares, to delist our ordinary shares from the TASE.
Financial Summary
For the three months ended September 30, 2015, Mylan reported total revenues of $2.70 billion, compared to $2.08 billion for the three months ended September 30, 2014. This represents an increase in revenues of $611.2 million, or 29.3%. Consolidated gross profit for the current quarter was $1.32 billion, compared to $1.01 billion in the comparable prior year period, an increase of $302.9 million, or 29.9%. For the current quarter, earnings from operations were $601.1 million, compared to $495.0 million for the three months ended September 30, 2014, an increase of $106.1 million, or 21.4%.
Net earnings attributable to Mylan N.V. ordinary shareholders decreased $70.5 million, or 14.1%, to $428.6 million for the three months ended September 30, 2015, compared to $499.1 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders decreased from $1.26 to $0.83 for the three months ended September 30, 2015 compared to the prior year period due primarily to the impact of ordinary shares issued in the EPD Transaction, transaction costs incurred in the current year period, a gain related to the resolution of certain contingent consideration and tax benefits of approximately $156 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited in the prior year period.
For the nine months ended September 30, 2015, Mylan reported total revenues of $6.94 billion, compared to $5.64 billion for the nine months ended September 30, 2014. This represents an increase in revenues of $1.30 billion, or 23.1%. Consolidated gross profit for the nine months ended September 30, 2015 was $3.15 billion, compared to $2.56 billion in the comparable prior year period, an increase of $594.5 million, or 23.2%. For the nine months ended September 30, 2015, earnings from operations were $1.04 billion, compared to $960.1 million for the nine months ended September 30, 2014, an increase of $76.9 million, or 8.0%.
Net earnings attributable to Mylan N.V. ordinary shareholders decreased $87.2 million, or 11.8%, to $653.0 million for the nine months ended September 30, 2015, compared to $740.2 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders decreased from $1.86 to $1.32 for the nine months ended September 30, 2015 compared to the prior year period due primarily to the impact of ordinary shares issued in the EPD Transaction, transaction costs incurred in the current year, a gain related to the resolution of certain contingent consideration and tax benefits of approximately $156 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited in the prior year period.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year's foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percent Change		Percent Change
(In millions)	2015	2014	2015	2014	Actual	Constant Currency	Actual	Constant Currency
Generics:
Third party net sales
North America	$1,079.6	$841.8	$2,861.8	$2,360.6	28%	29%	21%	22%
Europe (a)	611.9	351.5	1,589.2	1,103.4	74%	89%	44%	61%
Rest of World	546.9	414.1	1,486.1	1,180.3	32%	47%	26%	37%
Total third party net sales (a)	2,238.4	1,607.4	5,937.1	4,644.3	39%	47%	28%	35%

Other third party revenues	11.5	9.5	31.7	31.6
Total third party revenues	2,249.9	1,616.9	5,968.8	4,675.9

Intersegment sales	1.4	1.1	5.2	3.7
Generics total revenues	2,251.3	1,618.0	5,974.0	4,679.6

Specialty:
Third party net sales	437.8	462.0	950.7	944.5	(5)%	(5)%	1%	1%
Other third party revenues	7.5	5.1	19.1	16.5
Total third party revenues	445.3	467.1	969.8	961.0

Intersegment sales	1.2	2.9	5.8	7.3
Specialty total revenues	446.5	470.0	975.6	968.3

Elimination of intersegment sales	(2.6)	(4.0)	(11.0)	(11.0)
Consolidated total revenues (a)	$2,695.2	$2,084.0	$6,938.6	$5,636.9	29%	35%	23%	29%
____________

(a)
For the three and nine months ended September 30, 2015, adjusted third party net sales in Europe totaled $629.0 million and $1,606.3 million, respectively, adjusted third party net sales totaled $2,693.3 million and $6,904.9 million, respectively, and adjusted total revenues were $2,712.3 million and $6,955.7 million, respectively. Adjusted Third Party Net Sales in Europe, Adjusted Generics Segment Third party Net sales, Adjusted Third party Net Sales and Adjusted Total Revenues are non-GAAP financial measures.

More information about non-GAAP measures used by the Company as part of this discussion, including Adjusted Third Party Net Sales from Europe, Adjusted Generics Segment Third Party Net Sales, Adjusted Third Party Net Sales, Adjusted Total Revenues, Adjusted Cost of Sales, Adjusted Gross Margins, Adjusted Earnings and Adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $2.70 billion, compared to $2.08 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.68 billion, compared to $2.07 billion for the comparable prior year period, representing an increase of $606.8 million, or 29.3%. Other third party revenues for the current quarter were $19.0 million, compared to $14.6 million for the comparable prior year period, an increase of $4.4 million.
Mylan’s current quarter revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, Japan and Australia. The unfavorable impact of foreign currency translation on current period total revenues was approximately $119 million, or 6%. As such, constant currency total revenues increased approximately $730 million, or 35%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 47%, which included the impact of the acquired EPD Business, partially offset by a 5% decrease in third party net sales in Specialty. The contribution of net sales from the acquired EPD Business totaled approximately $461.5 million and net sales from new products totaled approximately $220.5 million in the third quarter of 2015. On a constant currency basis, net sales from existing products increased approximately $43 million as a result of an increase in volume of approximately $122 million, offset by a decrease in pricing of approximately $78 million.
Cost of sales for the three months ended September 30, 2015 was $1.38 billion, compared to $1.07 billion for the comparable prior year period. Cost of sales for the current quarter was impacted by purchase accounting related amortization of acquired intangible assets of approximately $215.4 million, acquisition related costs of approximately $24.9 million and restructuring and other special items of approximately $5.1 million as described further in the section titled “Use of Non-GAAP Financial Measures.” The prior year comparable period cost of sales included similar purchase accounting related amortization of approximately $91.5 million, acquisition related costs of approximately $17.3 million and restructuring and other special items of approximately $11.8 million. The increase in current year purchase accounting related items is principally the result of the acquired EPD Business. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current quarter increased to $1.13 billion from $951.0 million, corresponding with the increase in sales.
Gross profit for the three months ended September 30, 2015 was $1.32 billion, and gross margins were 48.8%. For the three months ended September 30, 2014, gross profit was $1.01 billion, and gross margins were 48.6%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins were approximately 58% for the three months ended September 30, 2015, as compared to approximately 54% for the three months ended September 30, 2014. Adjusted Gross Margins were positively impacted in the current quarter as a result of the net sales from the acquired EPD Business by approximately 215 basis points, new product introductions by approximately 80 basis points and increased margins on existing products in North America.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 33% and 39% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $2.24 billion, compared to $1.61 billion for the comparable prior year period, an increase of $631.0 million, or 39.3%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $119 million, or 7%. As such, constant currency third party net sales increased by approximately $750 million, or 47% when compared to the prior year period.
Third party net sales from North America were $1.08 billion for the current quarter, compared to $841.8 million for the comparable prior year period, representing an increase of $237.8 million, or 28.2%. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from the acquired EPD Business, totaling approximately $212 million, as well as higher volumes on existing products, partially offset by lower pricing. The effect of foreign currency translation was insignificant within North America.

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
Third party net sales from Europe were $611.9 million for the three months ended September 30, 2015, compared to $351.5 million for the comparable prior year period, an increase of $260.4 million, or 74.1%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $53 million, or 15% within Europe. As such, constant currency third party net sales increased by approximately $313 million, or 89% when compared to the prior year period. This increase was primarily the result of net sales from the acquired EPD Business, and to a lesser extent, net sales from new products, totaling approximately $337 million in the third quarter of 2015. In addition, lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions was partially offset by higher volumes on existing products, primarily in France and Italy.
Constant currency net sales from Mylan’s business in France increased compared to the prior year period as a result of higher volumes on existing products, net sales from the acquired EPD Business and new products, partially offset by lower pricing. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France, excluding acquisition-related activity, increased in the third quarter of 2015 and we remain the market leader. In Italy, constant currency third party net sales increased compared to the prior year period as a result of the impact of the acquired EPD Business. Sales increases as a result of higher volumes on existing products were offset by lower pricing.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems.
In Rest of World, third party net sales were $546.9 million for the three months ended September 30, 2015, compared to $414.1 million for the comparable prior year period, an increase of $132.8 million, or 32.1%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $60 million, or 14%. Rest of World constant currency third party net sales increased by approximately $193 million, or 47%. This increase was primarily driven by the impact of the acquired EPD Business, new product launches in Australia and Japan and higher third party net sales volumes from our operations in India, in particular, growth in the anti-retroviral (“ARV”) franchise, and Brazil. These increases were partially offset by lower volumes on existing products in Japan and lower pricing throughout the region.
In addition to third party net sales, the Rest of World region also supplies both finished dosage form (“FDF”) generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $201.3 million and $184.0 million in the three months ended September 30, 2015 and 2014, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan, constant currency third party net sales increased as a result of net sales from the acquired EPD Business, and to a lesser extent, new products, partially offset by a decline in volume on existing products. Pricing was flat compared to the prior year period. In Australia, constant currency third party net sales increased versus the comparable prior year period as a result of net sales from the acquired EPD Business, net sales from new products and increased volumes, partially offset by decreases in pricing as a result of significant government-imposed pricing reform. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net sales of $437.8 million, a decrease of $24.2 million, or 5.2%, from $462.0 million for the comparable prior year period. The decrease in Specialty net sales was due principally to a lower average net selling price for the EpiPen® Auto-Injector as a result of competitive market conditions.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2015 was $174.8 million, compared to $158.2 million for the comparable prior year period, an increase of $16.6 million. R&D increased primarily due to the impact of the acquired EPD Business, which increased R&D by approximately $17 million in the current quarter. In addition, R&D increased due to the continued development of our respiratory, insulin and biologics programs, which was partially offset by lower expenditures related to other programs.
Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $537.1 million, compared to $418.3 million for the comparable prior year period, an increase of $118.8 million. Factors contributing to the increase in SG&A include the impact of the acquired EPD Business which increased SG&A by approximately $102.0 million and acquisition and integration related costs of approximately $36.1 million in the current quarter.
Litigation Settlements, Net
During the three months ended September 30, 2015 and 2014, the Company recorded a $2.3 million charge net, and $20.9 million charge, net, respectively, for litigation settlements. The current period charge was primarily related to the settlement of an anti-trust matter. In the prior year period, the charge was primarily related to the settlement of an intellectual property matter.
Other Operating Income, Net
During the three months ended September 30, 2014, the Company recognized a gain of $80.0 million as result of an agreement with Strides Arcolab Limited (“Strides Arcolab”) to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized related to lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior the Company’s acquisition of Agila in 2013.
Interest Expense
Interest expense for the three months ended September 30, 2015 totaled $95.1 million, compared to $83.9 million for the three months ended September 30, 2014. In the current quarter, the Company recorded approximately $30.4 million of financing fees related to the bridge credit facility (the “Bridge Facility”). The increase resulting from the Bridge Facility fees was partially offset by a lower effective interest rate versus the prior year period due to refinancing transactions undertaken in the current year. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $7.1 million for the current quarter and $7.2 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter was $9.7 million compared to $9.0 million for the comparable prior year period.
Other Expense (Income), Net
Other expense (income), net, was expense of $50.9 million in the current quarter, compared to income of $1.5 million for the comparable prior year period. Other expense (income), net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the third quarter of 2015, other expense (income), net included charges of approximately $40.8 million related to the redemption of the 2020 Senior Notes, comprised of the $39.4 million redemption premium and the $11.1 million write-off of deferred financing fees offset by the write-off of the remaining $9.7 million unamortized premium related to the 2020 Senior Notes. In addition, other expense (income), net included foreign exchange gains of $17.2 million, offset by losses from equity affiliates of $27.8 million, principally related to the Company’s clean energy investments. In the third quarter of 2014, other expense (income), net, included foreign exchange gains of $21.2 million, which were offset by losses from equity affiliates of $22.5 million, principally related to the Company’s clean energy investments.
Income Tax Provision
Income tax provision was a provision of $26.5 million for the three months ended September 30, 2015, compared to a tax benefit of $86.8 million for the comparable prior year period. The effective tax rate was 5.8% and (21.0)% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three months ended September 30, 2015 was impacted by the mix of income earned in jurisdictions with tax rates lower than the U.S. During the three months ended September 30, 2014, the Company received approvals from the relevant India regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding income tax benefit.
Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014
Total Revenues and Gross Profit
For the nine months ended September 30, 2015, Mylan reported total revenues of $6.94 billion, compared to $5.64 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the nine months ended September 30, 2015 were $6.89 billion, compared to $5.59 billion for the comparable prior year period, representing an increase of $1.3 billion, or 23.2%. Other third party revenues for the nine months ended September 30, 2015 were $50.8 million, compared to $48.1 million for the comparable prior year period, an increase of $2.7 million.
Mylan’s current year revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, Japan and Australia. The unfavorable impact of foreign currency translation on current year total revenues was approximately $339 million, or 6%. As such, constant currency total revenues increased approximately $1.64 billion, or 29%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 35%, which included the impact of the acquired EPD Business, combined with a 1% increase in third party net sales in Specialty. The contribution of net sales from the acquired EPD Business totaled approximately $1.01 billion and net sales from new products totaled approximately $352.9 million in the first nine months of 2015. On a constant currency basis, net sales from existing products increased approximately $274 million as a result of an increase in volume of $442 million, partially offset by a decrease in pricing of approximately $168 million.
Cost of sales for the nine months ended September 30, 2015 was $3.79 billion, compared to $3.08 billion for the comparable prior year period. Cost of sales for the current period is impacted by purchase accounting related amortization of acquired intangible assets of approximately $598.3 million, acquisition related costs of approximately $63.7 million and restructuring and other special items of approximately $19.8 million as described further in the section titled “Use of Non-GAAP Financial Measures.” The prior year comparable period cost of sales included similar purchase accounting amortization of approximately $278.3 million, acquisition related costs of approximately $52.7 million and restructuring and other special items of approximately $32.0 million. The increase in current year purchase accounting related items is principally the result of the acquired EPD Business. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current period increased to $3.10 billion from $2.71 billion corresponding with the increase in net sales.
Gross profit for the nine months ended September 30, 2015 was $3.15 billion, and gross margins were 45.4%. For the nine months ended September 30, 2014, gross profit was $2.56 billion, and gross margins were 45.4%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins were approximately 55% for the nine months ended September 30, 2015 as compared to approximately 52% for the nine months ended September 30, 2014. Adjusted Gross Margins were positively impacted in the current year as a result of the net sales from the acquired EPD Business by approximately 180 basis points, new product introductions by approximately 60 basis points and increased margins on existing products in North America.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% and 33% of the Company’s total revenues for the nine months ended September 30, 2015 and 2014, respectively.
Generics Segment
For the nine months ended September 30, 2015, Generics third party net sales were $5.94 billion, compared to $4.64 billion for the comparable prior year period, an increase of $1.29 billion, or 27.8%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $338 million, or 7%. As such, constant currency third party net sales increased by approximately $1.63 billion, or 35% when compared to the prior year period.
Third party net sales from North America were $2.86 billion for the nine months ended September 30, 2015, compared to $2.36 billion for the comparable prior year period, representing an increase of $501.2 million, or 21.2%. The increase in third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from the acquired EPD Business, which combined totaled approximately $346 million for the nine months ended September 30, 2015 as well as higher volumes on existing products, partially offset by lower pricing. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $1.59 billion for the nine months ended September 30, 2015, compared to $1.10 billion for the comparable prior year period, an increase of $485.8 million, or 44.0%. The unfavorable impact of foreign currency translation on third party net sales was approximately $191 million, or 17% within Europe. As such, constant currency third party net sales from Europe increased $677 million, or 61% when compared to the prior year period. This increase was primarily the result of net sales from the acquired EPD Business, and to a lesser extent, net sales from new products, which combined totaled approximately $696 million in the current year. In addition, lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions was partially offset by higher volumes on existing products, primarily in France and Italy.
Constant currency net sales from Mylan’s business in France increased when compared to the prior year as a result of net sales from the acquired EPD Business and higher volumes on existing products, partially offset by lower pricing due to market conditions. Our market share in France, excluding acquisition-related activity, increased for the nine months ended September 30, 2015 and we remain the market leader. In Italy, constant currency third party net sales increased in the current year versus the prior year as a result of net sales from the acquired EPD Business and higher volumes on existing products, partially offset by lower pricing.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems.

In Rest of World, third party net sales were $1.49 billion for the nine months ended September 30, 2015, compared to $1.18 billion for the comparable prior year period, an increase of $305.8 million, or 25.9%. The unfavorable impact of foreign currency translation on current year third party net sales was approximately $134 million, or 11%. As such, Rest of World constant currency third party net sales increased by approximately $440 million, or 37%. This increase was primarily driven by net sales from the acquired EPD Business, primarily in Japan and Australia, and to a lesser extent, net sales from new products. Further contributing to the increase was higher third party net sales volumes from our operations in India, as a result of strong growth in the ARV franchise, and Brazil. These increases were partially offset by lower pricing in the region.
In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $509.9 million and $535.3 million in the nine months ended September 30, 2015 and 2014, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, constant currency third party net sales increased as a result of net sales from the acquired EPD Business, and to a lesser extent, net sales from new product introductions, which were partially offset by lower volumes on existing products. Pricing was flat year over year. In Australia, constant currency third party net sales increased versus the comparable prior year period as a result of net sales from the acquired EPD Business and new product introductions, and to a lesser extent, higher volumes on existing products. These increases were partially offset by lower pricing due to government-imposed pricing reform. As in Europe, Australia has undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in this market.
Specialty Segment
For the nine months ended September 30, 2015, Specialty reported third party net sales of $950.7 million, an increase of $6.2 million, or 0.7%, from $944.5 million for the comparable prior year period. The increase in Specialty net sales was the result of growth across the segment, including higher volumes of the EpiPen® Auto-Injector partially offset by lower average net selling price of the EpiPen® Auto-Injector.
Operating Expenses
Research & Development Expense
R&D for the nine months ended September 30, 2015 was $512.9 million, compared to $431.6 million for the comparable prior year period, an increase of $81.3 million. R&D increased primarily due to the impact of the acquired EPD Business, which increased R&D by approximately $35 million in the current year. In addition, the Company incurred upfront development costs of $15 million related to the Theravance Biopharma agreement in 2015. Further contributing to the increase was the continued development of our respiratory, insulin and biologics programs. In the prior year, the Company incurred up front licensing payments of approximately $17.5 million.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2015 was $1.58 billion, compared to $1.20 billion for the comparable prior year period, an increase of $384.4 million. Factors contributing to the increase in SG&A include the impact of the acquired EPD Business which increased SG&A by approximately $247.4 million and acquisition and integration related costs of approximately $136.4 million.
Litigation Settlements, Net
During the nine months ended September 30, 2015 and 2014, the Company recorded a $19.1 million charge, net, and $47.2 million charge, net, respectively. The current period charge was primarily related to the settlement of antitrust matters, partially offset by the settlement of patent infringement matters. The prior period charge was primarily related to a European Commission matter of $21.7 million and, to a lesser extent, litigation settlements related to product liability claims.
Other Operating Income, Net
During the nine months ended September 30, 2014, the Company recognized a gain of $80.0 million as result of an agreement with Strides Arcolab to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized related to lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior the Company’s acquisition of Agila in 2013.

Interest Expense
Interest expense for the nine months ended September 30, 2015 totaled $268.5 million, compared to $251.2 million for the nine months ended September 30, 2014. In the current year period, the Company recorded approximately $42.3 million of financing fees related to the Bridge Facility. The increase resulting from the Bridge Facility fees was partially offset by a lower effective interest rate versus the prior year period due to refinancing transactions undertaken in the current year. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $26.2 million for the nine months ended September 30, 2015 and $21.3 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions which totaled $28.5 million and $26.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Other Expense (Income), Net
Other expense (income), net was expense of $71.4 million for the nine months ended September 30, 2015, compared to expense of $6.8 million for the comparable prior year period. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the current year, other expense (income), net included charges of approximately $40.8 million related to the redemption of the 2020 Senior Notes, comprised of the $39.4 million redemption premium and the $11.1 million write-off of deferred financing fees offset by the write-off of the remaining $9.7 million unamortized premium related to the 2020 Senior Notes. In addition, other expense (income), net included losses from equity affiliates of approximately $77.5 million, principally related to the Company’s clean energy investments, offset by foreign exchange gains of approximately $42.3 million. In the prior year, other expense (income), net included losses from equity affiliates of approximately $65.5 million, principally from the Company’s clean energy investments, partially offset by foreign exchange gains of approximately $57.2 million.
Income Tax Provision
Income tax provision was a provision of $44.0 million for the nine months ended September 30, 2015, compared to a tax benefit of $40.5 million for the comparable prior year period. The effective tax rate was 6.3% and (5.8)% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 was impacted by the mix of income earned in jurisdictions with tax rates lower than the U.S. During the nine months ended September 30, 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding income tax benefit.
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

Adjusted Third Party Net Sales from Europe, Adjusted Generics Segment Third Party Net Sales, Adjusted Third Party Net Sales and Adjusted Total Revenues
The Company is providing the following supplementary non-GAAP financial measures: adjusted third party net sales from Europe, adjusted Generics segment third party net sales, adjusted third party net sales and adjusted total revenues, each of which excludes an acquisition related customer incentive in Europe from the most directly comparable GAAP financial measure. These non-GAAP financial measures are intended to provide a complete understanding of the financial results and trends impacting the Company. The Company believes these non-GAAP measures are useful to management and investors as an evaluation of the ongoing performance of the business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
GAAP third party net sales from Europe	$611.9	$351.5	$1,589.2	$1,103.4
Add:
Acquisition related customer incentive	17.1	—	17.1	—
Adjusted third party net sales from Europe	$629.0	$351.5	$1,606.3	$1,103.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
GAAP Generics segment third party net sales	$2,238.4	$1,607.4	$5,937.1	$4,644.3
Add:
Acquisition related customer incentive	17.1	—	17.1	—
Adjusted Generics segment third party net sales	$2,255.5	$1,607.4	$5,954.2	$4,644.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
GAAP third party net sales	$2,676.2	$2,069.4	$6,887.8	$5,588.8
Add:
Acquisition related customer incentive	17.1	—	17.1	—
Adjusted third party net sales	$2,693.3	$2,069.4	$6,904.9	$5,588.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
GAAP total revenues	$2,695.2	$2,084.0	$6,938.6	$5,636.9
Add:
Acquisition related customer incentive	17.1	—	17.1	—
Adjusted total revenues	$2,712.3	$2,084.0	$6,955.7	$5,636.9

Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “Adjusted Cost of Sales” and the corresponding “Adjusted Gross Margin.” We believe that these non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The principal items excluded from Adjusted Cost of Sales include purchase accounting related amortization, acquisition related costs and restructuring and other special items, which are described in greater detail below.

A reconciliation between cost of sales, as reported under U.S. GAAP, and Adjusted Cost of Sales and Adjusted Gross Margin for the periods shown follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
GAAP cost of sales	$1,379.9	$1,071.6	$3,785.1	$3,077.9
Deduct:
Purchase accounting related amortization	(215.4)	(91.5)	(598.3)	(278.3)
Acquisition related costs	(24.9)	(17.3)	(63.7)	(52.7)
Restructuring & other special items	(5.1)	(11.8)	(19.8)	(32.0)
Adjusted cost of sales	$1,134.5	$951.0	$3,103.3	$2,714.9

Adjusted gross profit (a)	$1,577.8	$1,133.0	$3,852.4	$2,922.0

Adjusted gross margin (a)	58%	54%	55%	52%
____________

(a)	Adjusted Gross Profit is calculated as Adjusted Total Revenues less Adjusted Cost of Sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by Adjusted Total Revenues.
Adjusted Earnings and Adjusted EPS
Adjusted net earnings attributable to Mylan N.V. (“Adjusted Earnings”) is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisitions, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Adjusted Earnings and Adjusted Earnings per Diluted Ordinary Share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except per share amounts)	2015		2014		2015		2014
GAAP net earnings attributable to Mylan N.V. and GAAP diluted EPS	$428.6	$0.83	$499.1	$1.26	$653.0	$1.32	$740.2	$1.86
Purchase accounting related amortization (primarily included in cost of sales)	219.2		95.3		609.8		289.8
Litigation settlements, net	2.3		20.9		19.1		47.2
Interest expense, primarily amortization of convertible debt discount	11.5		11.7		39.9		34.1
Non-cash accretion and fair value adjustments of contingent consideration liability	9.7		9.0		28.5		26.1
Clean energy investments pre-tax loss (a)	24.1		19.8		68.3		56.4
Financing related costs (included in other expense (income), net)	40.8		—		40.8		—
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	92.3		31.5		243.7		81.0
Acquisition related customer incentive (included in third party net sales)	17.1		—		17.1		—
Restructuring and other special items included in:
Cost of sales	5.1		11.8		19.8		32.0
Research and development expense	0.6		1.0		18.5		17.9
Selling, general and administrative expense	8.6		7.7		41.3		48.9
Other income (expense), net	(1.2)		(4.0)		6.9		(3.7)
Tax effect of the above items and other income tax related items (b)	(124.9)		(241.0)		(289.5)		(373.4)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$733.8	$1.43	$462.8	$1.16	$1,517.2	$3.08	$996.5	$2.51
Weighted average diluted ordinary shares outstanding	514.0		397.3		493.2		397.1
____________

(a)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s clean energy investments, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense (income), net in the Condensed Consolidated Statements of Operations.

(b)
Adjustment for other income tax related items includes the exclusion from adjusted net earnings for the three and nine months ended September 30, 2014 of the tax benefit of approximately $156 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $1.36 billion for the nine months ended September 30, 2015. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities increased by $468.3 million to $1.36 billion for the nine months ended September 30, 2015, as compared to net cash provided by operating activities of $888.2 million for the nine months ended September 30, 2014. The net increase in cash provided by operating activities was principally due to the following:

•
an increase of $569.8 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of current year acquisitions, increased losses from equity method investments, and a number of other non-cash charges including share-based compensation, the accretion of the contingent consideration liability and deferred tax expense, which were offset by decreased litigation settlements;

•	a net increase in the amount of cash provided by changes in trade accounts payable of $369.3 million as a result of the timing of cash payments; and

•	a net decrease in the amount of cash used through changes in other operating assets and liabilities of $129.7 million, which includes prior year payments for legal settlements.
These items were offset by the following:

•
a net increase in the amount of cash used by accounts receivable, including estimated sales allowances, of $177.1 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances. In addition, the timing of customer collections was negatively impacted due to changes in contractual payment terms as a result of new agreements entered into in the current year;

•	a net increase in the amount of cash used through changes in income taxes of $208.9 million as a result of the level of estimated tax payments made during the current year; and

•
a net increase of $125.0 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2015 (as compared to 2014) primarily relates to anticipated product launches and increased market demand.

Cash used in investing activities was $639.3 million for the nine months ended September 30, 2015, as compared to $716.9 million for the nine months ended September 30, 2014, a net decrease of $77.6 million. The decrease in cash used in investing activities was principally the result of a decrease in cash paid for acquisitions, net by approximately $50 million as well as a decrease in cash used for payments of product rights and other investing activities, net, which totaled $404.6 million for the nine months ended September 30, 2015 as compared to $454.2 million in the prior year period. The current and prior year payments were the result of the acquisition of certain commercialization rights in the U.S. and other countries. Capital expenditures, primarily for equipment and facilities, were approximately $207.3 million in the current period, compared to $220.3 million in the comparable prior year period. The decrease, compared to 2014, is the result of the timing of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, capital expenditures for the 2015 calendar year are expected to be approximately $350 million to $450 million. The decrease in cash used in investing activities was partially offset by an increase in the purchase of marketable securities, which totaled $59.1 million during the nine months ended September 30, 2015, as compared to $17.6 million in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the current year.
Cash used in financing activities was $318.7 million for the nine months ended September 30, 2015, compared to cash used in financing activities of $253.7 million for the nine months ended September 30, 2014, a net increase of $65.0 million. During the nine months ended September 30, 2015, the Company paid $2.54 billion in connection with the maturity of the Cash Convertible Notes on September 15, 2015 and received proceeds of $1.97 billion from the convertible note hedge. During the third quarter of 2015, the Company completed its redemption of the 2020 Senior Notes for a total of approximately $1.08 billion, including a $39.4 million redemption premium. The Company utilized proceeds of $1.6 billion from the 2015 Term Loans to repay the notional value of the Cash Convertible Notes and fund the redemption of the 2020 Senior Notes. During the nine months ended September 30, 2015, the Company decreased the borrowings under our accounts receivable securitization facility (the “Receivables Facility”) by approximately $325 million, net. In addition, the Company recognized proceeds of $92.8 million due to the exercise of stock options versus $34.2 million in the prior year period. During the nine months ended September 30, 2015, the Company also paid approximately $114.7 million in financing fees, including fees related to the Bridge Credit Agreement, and the consent solicitation, which occurred during the first quarter of 2015.
The Company’s next significant debt maturities are in the second and fourth quarters of 2016, as the Company’s 1.800% Senior Notes due 2016 and 1.350% Senior Notes due 2016 (“2016 Senior Notes”) mature. The Company intends to utilize available liquidity or refinance using proceeds from new bond issuances to fund the repayment of the 2016 Senior Notes.
In addition, our cash and cash equivalents at our non-U.S. operations totaled $582 million at September 30, 2015. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.
On July 15, 2015, the Company entered into the 2015 Term Credit Agreement among the Company, as guarantor, Mylan Inc., as the Borrower, certain lenders and the Credit Agreement Administrative Agent. The 2015 Term Credit Agreement provided for the Credit Facility under which the Borrower obtained loans in an aggregate amount of $1.6 billion, consisting of (i) the Closing Date Loan in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the 2020 Senior Notes and (ii)the Delayed Draw Loan together with the Closing Date Loan (the “2015 Term Loans”) in an amount of $600.0 million, borrowed on September 15, 2015, which was primarily used to repay the notional amount of the Company’s Cash Convertible Notes that matured on September 15, 2015.
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
Mylan Inc. has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of September 30, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant was tested at the quarter ending September 30, 2015, and the Company has been in compliance. Following certain qualifying acquisitions (other than the Perrigo Proposal), at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition. In addition, (i) for the four fiscal quarters following the closing of the Company’s offer for the entire issued and to be issued share capital of Perrigo, the maximum ratio in the financial covenant will be increased to 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the maximum ratio in the financial covenant will be decreased to 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the maximum ratio in the financial covenant will return to 3.75 to 1.00, subject to increase following certain qualifying acquisitions as described in the preceding sentence.

The 2015 Term Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan Inc., the Company or any subsidiary that becomes a guarantor as described above. If an event of default occurs under the 2015 Term Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 and by Amendment No. 2 thereto dated October 28, 2015 among Mylan Inc., the Company, certain lenders and Bank of America, N.A., as administrative agent.
On October 28, 2015, the Company entered into Amendment No. 1 (the “2015 Term Amendment”) to the 2015 Term Credit Agreement. The 2015 Term Amendment clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The 2015 Term Amendment also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
On May 1, 2015, the Company entered into an amendment (the “Revolving Amendment No. 1”) to the Revolving Credit Agreement dated as of December 19, 2014 (the “Revolving Credit Agreement”), which contains a $1.5 billion revolving facility (the “Revolving Facility”). The Revolving Amendment No. 1 provides that following the closing of the Perrigo Proposal, the financial covenant in the Revolving Credit Agreement will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters (the “Leverage Ratio”) not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company may be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00 and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Revolving Amendment No. 1 also amends the event of default provisions to provide that any “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto. The Revolving Amendment No. 1 also effects certain technical amendments.
On June 19, 2015, the Company entered into an additional amendment to the Revolving Credit Agreement (the “Incremental Amendment”). The Incremental Amendment provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. Proceeds from the Increased Commitments will be used for working capital, capital expenditures and other lawful corporate purposes.
On October 28, 2015, the Company entered into Amendment No. 2 (the “Revolving Amendment No. 2”) to the Revolving Credit Agreement. The Revolving Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Revolving Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.

At September 30, 2015 and December 31, 2014, we had no amounts outstanding under the Revolving Facility. At September 30, 2015 and December 31, 2014, we had a total of $9.7 million and $43.7 million outstanding under existing letters of credit, respectively. Additionally, as of September 30, 2015, we had $143.9 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
On May 1, 2015, the Company entered into Amendment No. 1 (the “Term Amendment No.1”) to the Term Credit Agreement dated as of December 19, 2014 (the “2014 Term Loan”). The Term Amendment No.1 provides that following the closing of the Perrigo Proposal, the financial covenant in the 2014 Term Loan will be modified as follows: (i) for the four fiscal quarters following the closing of the Perrigo Proposal, the Company will be required to maintain a Leverage Ratio not to exceed 4.75 to 1.00, (ii) for each of the subsequent two fiscal quarters, the Company will be required to maintain a Leverage Ratio not to exceed 4.25 to 1.00, and (iii) for any fiscal quarter thereafter, the Company will be required to maintain a Leverage Ratio not to exceed 3.75 to 1.00. The Term Amendment No.1 also amends the event of default provisions to provide that any “change of control put rights” under any indebtedness of Perrigo or its subsidiaries that are triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries makes any change of control offer required by the terms of such indebtedness and purchases all notes validly tendered pursuant thereto. The Term Amendment No.1 also effects certain technical amendments.
On October 28, 2015, the Company entered into Amendment No. 2 (the “Term Amendment No. 2”) to the 2014 Term Loan. The Term Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Term Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
On April 24, 2015, the Company entered into the Bridge Credit Agreement, which was amended on April 29, 2015 and on August 6, 2015, among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Proposal. The Bridge Credit Agreement provides for the Bridge Facility under which the Company may obtain loans, in one or more drawings, up to an aggregate amount of approximately $12.5 billion, consisting of Tranche A Loans (the “Tranche A Loans”) in an aggregate amount up to $11.0 billion, and Tranche C Loans (the “Tranche C Loans”, and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loans and Tranche C Loans will be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Proposal, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes.
The commitments in respect of the Loans will be available at the initial closing of the offer and during any subsequent offer period in connection with the offer, subject to the conditions in the Bridge Credit Agreement. The commitments will terminate upon the earliest to occur of April 22, 2016 and certain events relating to the completion or termination of the Perrigo Proposal that are customary for “certain funds” financings in connection with acquisitions of Irish public companies and are specified in the Bridge Credit Agreement. The commitments will be reduced by each borrowing of the Loans, and by the net cash proceeds received by the Company in connection with debt and equity issuances and non-ordinary course of business asset dispositions, other than certain debt and equity issuances, non-ordinary course asset dispositions and permitted reinvestments specified in the Bridge Credit Agreement. Furthermore, starting from the date Mylan first draws on the loans under the Bridge Credit Agreement, any dividends or distributions (including intercompany loans) from Perrigo to the Company that exceed an aggregate amount of $150 million will require Mylan to prepay the loans under the Bridge Credit Agreement, or if no such loans are then outstanding, will result in a reduction in the commitments, in each case, equal to the amount of such dividends or distributions.
The obligations of the lenders under the Bridge Credit Agreement to make the Loans are subject to the satisfaction of the following conditions precedent: (i) Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) no less than a majority of the shares in the capital of Perrigo, (ii) the conditions applicable to the consummation of the Perrigo Proposal contained in the Company’s announcement under Rule 2.5 of the Irish Takeover Rules and other offer-related documents have been satisfied or amended or waived in accordance with their terms and the terms of the Bridge Credit Agreement or as otherwise agreed by the arrangers of the Bridge Facility and Mylan has declared the offer wholly unconditional, (iii) the representations specified as “certain funds representations” in the Bridge Credit Agreement are true and correct in all material respects, (iv) no event of default specified as a “certain funds event of default” in the Bridge Credit Agreement has occurred or is continuing, both before and after giving effect to the funding of the Loans, (v) the Administrative Agent and the arrangers of the Bridge Facility have been paid all fees and other amounts due to them, (vi) the making of the Loans or the consummation of the offer is not subject to any injunction or similar government order, judgment or decree or is not otherwise unlawful and (vii) the Administrative Agent has received customary certifications by Mylan of certain of the foregoing and other documentary evidence that the offer may be consummated. In the event that the acquisition is consummated by a scheme of arrangement rather than an offer, the Bridge Credit Agreement contains analogous conditions precedent that would be applicable in that circumstance, including that Mylan owns (or will own after giving effect to the application of the proceeds of the Loans) 100% of the shares in the capital of Perrigo.
The Loans will bear interest at LIBOR (determined in accordance with the Bridge Credit Agreement) plus 1.500% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Bridge Credit Agreement) plus 0.500% per annum. The applicable margins over LIBOR and the base rate for the Loans can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. Mylan will pay to each lender a ticking fee accruing from May 24, 2015 until the earlier of the date the Loans are funded and the date the commitments terminate at a rate equal to 0.175% per annum of each lender’s commitments to make Tranche A Loans or Tranche C Loans. If the Tranche A Loans are funded, the Company will pay to each lender duration fees equal to 0.50%, 0.75% and 1.00% (or if the Company does not meet certain criteria with respect to its debt rating, 0.75%, 1.00% and 1.25%, respectively) of the principal amount of Tranche A Loans of each lender that are outstanding on the 90th, 180th and 270th, respectively, day after the day the Loans are funded. During the nine months ended September 30, 2015, the Company paid approximately $89.1 million in commitment fees under the Bridge Facility, which are being amortized over the life of the Bridge Facility as deferred financing fees.
The Loans will be unsecured and will be guaranteed by Mylan Inc., each subsidiary of Mylan that guarantees (or is otherwise a co-obligor of) third-party indebtedness of Mylan in excess of $350 million and, following consummation of the Perrigo Proposal, Perrigo. As of September 30, 2015, no subsidiary of Mylan other than Mylan Inc. is required to provide a guarantee of the Bridge Facility. Under the Bridge Credit Agreement, Perrigo’s guarantee is required not later than the earlier of the date that is five months following Mylan having received acceptances of the offer in respect of not less than 75% of the issued and to be issued share capital of Perrigo (the “Perrigo Shares”) and the date that is three months following the date on which Mylan is entitled to commence the compulsory acquisition procedures available under sections 456 to 460 of the Companies Act, 2014 of Ireland with respect to the holders of the Perrigo Shares that have not tendered into the offer.
The Bridge Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The Bridge Credit Agreement also provides that during the period, if any, starting when Mylan acquires greater than 50% of the Perrigo Shares and until such time as Mylan acquires at least 80% of the Perrigo Shares the aggregate amount of (a) new indebtedness that Mylan will be permitted to cause Perrigo to incur (other than any such indebtedness owing to Mylan or its subsidiaries the proceeds of which are used to refinance certain existing indebtedness of Perrigo) and (b) investments that Mylan will be permitted to make in Perrigo (other than any such investments the proceeds of which are used to refinance existing indebtedness of Perrigo), will, in each case, be limited to $350 million.
The Bridge Credit Agreement also contains certain covenants related to the Perrigo Proposal that are customary in this context. The Bridge Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 4.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. The Company was in compliance with the financial covenant at September 30, 2015.
The Bridge Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, certain events related to pension plans and the invalidity or revocation of any loan document or any guarantee agreement of Mylan or any subsidiary that becomes a guarantor as described above. If an event of default occurs under Bridge Credit Agreement, the lenders may, among other things, terminate their commitments and declare immediately payable all borrowings.
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
Mandatory minimum repayments remaining on the outstanding long-term debt at September 30, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2015	$—
2016	1,000
2017	2,400
2018	650
2019	500
Thereafter	1,750
Total	$6,300
The Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2015 Term Loans, 2014 Term Loan and Revolving Facility contain maximum consolidated leverage ratio financial covenants. We have been compliant with these financial covenants during the nine months ended September 30, 2015, and we expect to remain in compliance for the next twelve months.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded for potential milestone, royalty and/or profit sharing payments was $498.5 million and $470.0 million at September 30, 2015 and December 31, 2014, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
During 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360.8 million, which was paid during the nine months ended September 30, 2015 and is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The Company is subject to potential future sales and other contingent milestone payments under the terms of one of the agreements.

On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma for the development and, subject to FDA approval, commercialization of TD-4208, a novel once-daily nebulized LAMA for COPD and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security and the Company incurred $15 million in upfront development costs during the nine months ended September 30, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position, results of operations, and operating cash flow and could cause the market value of our ordinary shares to decline. We have approximately $65 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnify Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.
Risks Related to the Perrigo Proposal
IF COMPLETED, THE OFFER MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT MYLAN’S PLANS AND OPERATIONS.
We cannot assure you that Mylan will be able to successfully integrate the business of Perrigo with the business of Mylan or otherwise realize the expected benefits of the offer. Mylan’s ability to realize the anticipated benefits of the offer will depend, to a large extent, on Mylan’s ability to integrate Perrigo with the business of Mylan and realize the benefits of the combined business. The combination of two independent businesses is a complex, costly, and time-consuming process. Mylan’s business may be negatively impacted following the offer if it is unable to effectively manage its expanded operations. The integration will require significant time and focus from management following the offer and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the offer could disrupt current plans and operations, which could delay the achievement of Mylan’s strategic objectives.

The expected synergies and operating efficiencies of the offer may not be fully realized, which could result in increased costs and have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of combining the operations of the businesses include, among others:

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

Many of these factors will be outside of Mylan’s control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, even if the operations of Mylan and Perrigo are integrated successfully, Mylan may not realize the full anticipated benefits of the offer, including the synergies, operating efficiencies, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to the earnings per share of the combined business, decrease or delay the expected accretive effect of the offer, and/or negatively impact the price of the ordinary shares of the combined business.

In addition, if Mylan fails to acquire 100% of the Perrigo ordinary shares, such failure could further impact our ability to achieve the intended benefits of the offer and could further disrupt our plans and operations. See “Part II-Item 1A-Risk Factors-Risks Related to the Perrigo Proposal-FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE COST SAVINGS OR REVENUE BENEFITS TO MYLAN” below.

MYLAN CURRENTLY EXPECTS THE OFFER TO BE ACCRETIVE TO ITS ADJUSTED ANNUAL EARNINGS PER SHARE BY YEAR FOUR FOLLOWING CONSUMMATION THEREOF AND EXPECTS THE OFFER TO BE DILUTIVE PRIOR TO THAT TIME. SUCH DILUTION TO MYLAN’S ANNUAL ADJUSTED EARNINGS PER SHARE MAY NEGATIVELY AFFECT THE MARKET PRICE OF MYLAN ORDINARY SHARES.

Mylan currently expects the offer to be accretive to its adjusted annual earnings per share by year four following the consummation of the offer, assuming all anticipated annual pre-tax operational synergies from the combination of at least $800 million are fully realized, and expects the offer to be dilutive to its adjusted annual earnings per share prior to that time. This preliminary estimate is based on certain assumptions including the following: (i) that the acquisition will be consummated; (ii) that there will be no material impact on Mylan arising from any divestitures or other restrictions required by competition authorities; (iii) that there will be no material change to the market dynamics affecting Mylan and/or Perrigo following the consummation of the acquisition; and (iv) that there will be no material change to exchange rates following the consummation of the acquisition, and may change materially. Mylan could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the offer or the difficulty of managing a larger company. All of these factors could increase or lengthen the expected dilutive effect of the offer to Mylan’s adjusted annual earnings per share, or decrease or delay the expected accretive effect of the offer to Mylan’s adjusted annual earnings per share, and cause a decrease in the market price of Mylan ordinary shares. See also “Part II-Item 1A-Risk Factors-Risks Related to the Perrigo Proposal-FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE COST SAVINGS OR REVENUE BENEFITS TO MYLAN” below.

MYLAN WILL HAVE SIGNIFICANT ADDITIONAL INDEBTEDNESS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS WITH RESPECT TO SUCH INDEBTEDNESS. ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES. MYLAN’S SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES.

Mylan’s increased indebtedness following the consummation of the offer and a compulsory acquisition could have adverse consequences, including but not limited to:

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

In addition, although the combined company is expected to maintain an investment grade credit rating, Mylan’s increased indebtedness following the consummation of the offer and a compulsory acquisition could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries. Furthermore, the offer for Perrigo ordinary shares is conditional upon valid acceptances being received (and not, where permitted, withdrawn) in respect of more than 50% of Perrigo ordinary shares (on a fully diluted basis). This acceptance condition, which is lower than the 80% acceptance condition that would ensure Mylan could complete a compulsory acquisition following the offer, could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries. A downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.

The terms of Mylan’s indebtedness today impose, and any additional indebtedness we incur in the future, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates and restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, certain of our credit facilities and accounts receivable securitization facility, as well as certain agreements governing Perrigo’s indebtedness, require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

FAILURE TO ACQUIRE 100% OF THE PERRIGO ORDINARY SHARES MAY AFFECT OUR ABILITY TO COMPLETE ANY POST-CLOSING RESTRUCTURING OF PERRIGO AND ITS SUBSIDIARIES. THIS COULD REDUCE OR DELAY THE COST SAVINGS OR REVENUE BENEFITS TO MYLAN.

To effect a compulsory acquisition of the remaining Perrigo ordinary shares, we will need to first obtain acceptances in respect of at least 80% of the Perrigo ordinary shares to which the offer relates. The offer is conditional upon valid acceptances being received (and not, where permitted, withdrawn) in respect of more than 50% of Perrigo ordinary shares (on a fully diluted basis). Therefore, we could complete the offer without being able to acquire compulsorily the remaining Perrigo ordinary shares we do not own.

In such case, and assuming Mylan does not seek to acquire the remaining Perrigo ordinary shares, we intend to operate Perrigo as a controlled subsidiary of Mylan under Irish law and we will be entitled to control the composition of Perrigo’s board of directors, as well as Perrigo’s management team, and effectively control Perrigo’s operations on a day-to-day basis. Consequently, we believe that we would have the power to effect a post-closing restructuring of Perrigo and its subsidiaries, although the failure to acquire 100% of the Perrigo ordinary shares could potentially subject our post-closing plans for Perrigo to risk of delay and may require us to pursue different restructuring steps than we would have pursued if we owned 100% of Perrigo’s ordinary shares.

We also believe that we would be able to cause Perrigo to take certain actions required to realize the anticipated operational synergies described under “The Transaction-Plans for Perrigo” in the Offer to Exchange/Prospectus. The arrangements necessary to implement the operational synergies between Mylan and Perrigo would need to be in this case on an arms-length basis, and this additional requirement may require us to pursue different steps to realize operational synergies than we would pursue if we owned 100% of Perrigo’s ordinary shares and could potentially result in a delay in realizing the anticipated operational synergies from the acquisition of Perrigo. In addition, since Mylan would not have acquired (and paid for) 100% of the Perrigo ordinary shares, Mylan shareholders may not realize the full financial benefits of operational synergies from the combination as certain of these financial benefits may be shared by the minority shareholders of Perrigo. Since Mylan has not had due diligence access to Perrigo or its business or management, Mylan has not yet formulated detailed restructuring plans and plans for realizing operational synergies and at this time cannot determine with more specificity the effect of not acquiring 100% of Perrigo’s ordinary shares on its restructuring and synergy plans.

Mylan has carefully reviewed Perrigo’s publicly available information in connection with estimating the annual pre-tax operational synergies from the offer and believes based on its prior experience integrating other acquired companies, including Mylan Laboratories Limited, which Mylan acquired less than 100% of in 2007 and operated as a controlled subsidiary until 2015, that it can successfully manage the additional risks described above and the combination can realize the anticipated operational synergies from the offer. Accordingly, the possibility of operating Perrigo as a controlled subsidiary does not change any of Mylan’s key assumptions regarding the categories of operational synergies available or the potential opportunity within each category, and Mylan continues to believe that the offer will result in at least $800 million of annual pre-tax operational synergies by the end of year four following consummation of the offer.

In addition, if we own less than 100% of Perrigo after completion of the offer, our resulting combined structure might be less efficient and we may not be able to carry out joint cash pooling or other intra-company transactions with Perrigo and its subsidiaries on favorable terms or at all. This may adversely affect our ability to achieve the expected amount of operational and other synergies after the offer is completed.

ITEM 5.	OTHER INFORMATION
Amendments to Credit Agreements
Amendment No. 1 to 2015 Term Credit Agreement
On October 28, 2015, the Company entered into Amendment No. 1 (the “2015 Term Amendment”) to the 2015 Term Credit Agreement, among the Company, Mylan Inc. and Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank AG New York Branch, DNB Bank ASA Grand Cayman Branch and PNC Bank, National Association, as lenders, and PNC Bank, National Association, as the administrative agent. The 2015 Term Amendment clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The 2015 Term Amendment also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
Amendment No. 2 to Revolving Credit Agreement
On October 28, 2015, the Company entered into Amendment No. 2 (the “Revolving Amendment No. 2”) to the Revolving Credit Agreement, among the Company, Mylan Inc. and Bank of America, N.A., PNC Bank, National Association, Deutsche Bank AG New York Branch, ING Bank N.V., Dublin Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Bank ASA Grand Cayman Branch, Citibank, N.A., HSBC Bank USA N.A., Goldman Sachs Bank USA and Credit Suisse AGg Cayman Islands Branch, as lenders, and Bank of America, N.A., as the administrative agent. The Revolving Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Revolving Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
Amendment No. 2 to 2014 Term Credit Agreement
On October 28, 2015, the Company entered into Amendment No. 2 (the “Term Amendment No. 2”) to the 2014 Term Loan, among the Company, Mylan Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association and Bank of America, N.A, as lenders, and Bank of America, N.A., as the administrative agent. The Term Amendment No. 2 clarifies that the financial covenant modifications that are triggered upon the closing of the Perrigo Proposal will go into effect when the Company acquires a majority of shares in the capital of Perrigo. The Term Amendment No. 2 also amends the event of default provisions to provide that any “change of control” under any indebtedness of Perrigo or its subsidiaries that is triggered as a result of the closing of the Perrigo Proposal will not result in an event of default so long as the Company or its subsidiaries refinances or amends such indebtedness within 60 days of the closing of the Perrigo Proposal.
The administrative agents and the lenders have, from time to time, performed, are currently performing and may in the future perform, various financial advisory and commercial and investment banking services for the Company, for which they received or will receive customary fees and expenses.
The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the Term Amendment No. 2, the Revolving Amendment No. 2 and the 2015 Term Amendment, which are attached hereto as Exhibits 10.4, 10.5 and 10.6, respectively, and are incorporated by reference herein.
Chief Accounting Officer
On October 27, 2015, the Board appointed Paul Campbell to Chief Accounting Officer of the Company (“CAO”). Mr. Campbell will serve in this role in addition to his current position as Senior Vice President and Controller. Mr. Campbell, age 49, will assume the duties of CAO on November 1, 2015. Mr. Campbell will hold the office of CAO until his successor is appointed, or until his death, resignation, or removal.
Mr. Campbell, has served as the Company’s Senior Vice President and Controller since May 26, 2015 and has held roles of increasing responsibility at Mylan Inc. since 2002, including Head of Global Operations Finance, Producers from March 2014 to May 2015; Vice President, Global Operations Finance from September 2012 to March 2014; and Vice President, Global Tech Operations Finance from January 2010 to September 2012. Prior to 2010, Mr. Campbell held various other positions at Mylan Inc., including Director of Internal Audit, Vice President Global Accounting and Reporting and Vice President and Assistant Controller.
In connection with Mr. Campbell’s appointment as CAO, on November 1, 2015, John D. Sheehan, the Company’s Executive Vice President and Chief Financial Officer, will be replaced as principal accounting officer, a position which he has held since February 27, 2015 in connection with the completion of the EPD Transaction. Mr. Sheehan will remain Executive Vice President and Chief Financial Officer of the Company.

Mr. Campbell is party to an employment agreement with Mylan Inc., effective as of May 1, 2011 (the “Employment Agreement”). The Employment Agreement had an initial term through January 31, 2014, but is subject to automatic one year renewals unless earlier terminated. In connection with his appointment to CAO, Mr. Campbell’s base salary was increased from $348,400 to $375,000 and his target annual incentive award opportunity for 2015 was increased from 50% to 75% of his base salary or $281,250. Mr. Campbell is also eligible to receive discretionary long-term incentive awards under the Company’s Amended and Restated 2003 Long-Term Incentive Plan and to participate in other benefit plans sponsored by the Company and its subsidiaries, and his target long-term incentive award opportunity going forward increased from 57.5% of his base salary to 100% of his base salary in connection with his appointment to CAO. Mr. Campbell is also eligible to receive other benefits consistent with Company employees at this level.
In the event of Mr. Campbell’s termination of employment without “cause” (as defined in the Employment Agreement and which includes non-renewal of the Employment Agreement), Mr. Campbell will be entitled to receive, in addition to his accrued benefits, continued payment of his base salary, continued coverage under the Company’s health and welfare plans and outplacement services for a period of twelve months following the date of termination. In the event of Mr. Campbell’s termination of employment due to “disability” (as defined in the Employment Agreement), Mr. Campbell will be entitled to receive a supplemental disability payment from the Company for a period of six months equal to the difference between his base salary and amounts received under the disability policy maintained by the Company and its subsidiaries.
Angela Campbell, Mr. Campbell’s spouse, has held roles of increasing responsibility at Mylan Inc. since June 2007 and is currently serving as Senior Director, Global Mobility, a position she has held since March 2014. Ms. Campbell earned approximately $190,289 in compensation from Mylan Inc. in 2014 and her total target direct compensation in 2015 is expected to be $237,120 (which includes a base salary of $158,080, a target annual incentive award of $47,424, and a target long-term incentive award opportunity of $31,616).

ITEM 6. EXHIBITS
10.1	Term Credit Agreement, dated as of July 15, 2015, among the registrant, Mylan Inc., the lenders and issuing banks party thereto, and PNC Bank, National Association as Administrative Agent.

10.2	Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc.*

10.3
Amendment No. 2, dated as of August 6, 2015, to the Bridge Credit Agreement among the registrant, Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of April 24, 2015 and amended on April 29, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 7, 2015, and incorporated herein by reference.

10.4	Amendment No. 2 to the 2014 Term Loan, among the registrant, Mylan Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.5	Amendment No. 2 to the Revolving Credit Agreement, among the registrant, Mylan Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.6	Amendment No. 1 to the 2015 Term Credit Agreement, among the registrant, Mylan Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
October 30, 2015

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
October 30, 2015

EXHIBIT INDEX

10.1	Term Credit Agreement, dated as of July 15, 2015, among the registrant, Mylan Inc., the lenders and issuing banks party thereto, and PNC Bank, National Association as Administrative Agent.

10.2	Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc.*

10.4	Amendment No. 2 to the 2014 Term Loan, among the registrant, Mylan Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.5	Amendment No. 2 to the Revolving Credit Agreement, among the registrant, Mylan Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.6	Amendment No. 1 to the 2015 Term Credit Agreement, among the registrant, Mylan Inc., the lenders party thereto and PNC Bank, National Association, as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.