Form 10-K
period 2015-12-31
Mylan N.V.
filed 2016-02-16
CIK 1623613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number 333-199861
MYLAN N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1189497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England
(Address of principal executive offices)
+44 (0) 1707-853-000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary shares, nominal value €0.01	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑      No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the outstanding ordinary shares, nominal value €0.01, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,063,308,366.
The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of February 8, 2016 was 490,687,866.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

MYLAN N.V.
INDEX TO FORM 10-K
For the Year Ended December 31, 2015

PART I

ITEM 1.	Business

Mylan N.V., along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”), is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in healthcare by creating better health for a better world, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership.

Mylan offers one of the industry’s broadest product portfolios, including more than 1,400 marketed products, to customers in approximately 165 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes more than 50 manufacturing and research and development (“R&D”) facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong and innovative R&D network that has consistently delivered a robust product pipeline including a variety of dosage forms, therapeutic categories and biosimilars. Additionally, Mylan has a specialty pharmaceutical business that is focused on respiratory and allergy therapies.

Overview
Throughout its history, Mylan has been recognized as a leader in the United States (“U.S.”) generic pharmaceutical industry. Our leadership position is the result of, among other factors, our ability to efficiently obtain Abbreviated New Drug Application (“ANDA”) approvals and our reliable high quality supply chain. Mylan is one of the largest generic and specialty pharmaceuticals companies in the world today in terms of revenue and is recognized as an industry leader because of our organic growth and transformative acquisitions beginning in 2007.
On July 13, 2014, Mylan N.V. and Mylan Inc. entered into a definitive agreement, as amended on November 4, 2014, with Abbott Laboratories (“Abbott”) to acquire Abbott’s non-U.S. developed markets specialty and branded generics business (the “EPD Business”) in an all-stock transaction. In connection with the closing of the acquisition on February 27, 2015 (the “EPD Transaction Closing Date”), Abbott transferred the EPD Business to Mylan N.V. in exchange for 110 million ordinary shares of Mylan N.V. Mylan Inc. became an indirect wholly owned subsidiary of Mylan N.V., and Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares.
The purchase price for the acquired EPD Business, which was on a debt-free basis, was $6.3 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement. Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which closed on April 6, 2015, the Abbott Shareholders currently own approximately 14.2% of Mylan N.V.’s outstanding ordinary shares. The acquired EPD Business enhanced our already expansive product portfolio by more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and included several patent protected, novel and/or hard-to-manufacture products. Additionally, we significantly expanded and strengthened our presence in Europe, Japan, Canada, Australia and New Zealand.
On November 20, 2015, we completed the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), a specialty women’s healthcare company with global leadership in generic oral contraceptive products, through our wholly owned subsidiary Mylan Laboratories Limited (“Mylan India”) for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration (“FDA”) of a product under development with Jai Pharma Limited.
In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that is contingent upon at least one of two principal former shareholders of Jai Pharma Limited continuing to provide consulting services to the acquired business for the two year post-closing period and will be treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment. With this transaction, we have significantly broadened our women’s care portfolio and strengthened our technical and manufacturing capabilities.
Through these transactions, along with our previous transformative acquisitions of Agila Specialties (‘‘Agila’’), Mylan India, Merck KGaA’s generics and specialty pharmaceutical business, Bioniche Pharma Holdings Limited (“Bioniche Pharma”) and Pfizer Inc.’s respiratory delivery platform (the “respiratory delivery platform”), we have created a horizontally and vertically integrated platform with global scale, augmented our diversified product portfolio and further expanded our range of capabilities, all of which we believe position us well for the future.
Today, in addition to the U.S., Mylan has a robust worldwide commercial presence in the generic pharmaceutical market, including leadership positions in Australia, several key European markets such as France and Italy, as well as other markets around the world. Mylan also is a leader in branded specialty pharmaceuticals focusing on respiratory and allergy products.
Currently, Mylan’s global portfolio of more than 1,400 different marketed products covers a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semisolids while focusing on those products that are difficult to formulate and manufacture, and typically have longer life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled-release and respiratory products. In addition, we offer a wide range of antiretroviral therapies (“ARVs”), upon which nearly 50% of patients being treated for HIV/AIDS in developing countries depend. Mylan also operates one of the largest API manufacturers, supplying low cost, high quality API for our own products and pipeline as well as for a number of third parties.
We believe that the breadth and depth of our business and platform provide certain competitive advantages in major markets in which we operate, including less dependency on any single market or product. As a result, we are better able to successfully compete on a global basis than compared to many of our competitors.

Our Operations
Mylan N.V. was originally incorporated as a private limited liability company, New Moon B.V., in the Netherlands in 2014. Mylan became a public limited liability company in the Netherlands through its acquisition of the EPD Business on February 27, 2015. Mylan’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and Mylan N.V. group’s global headquarters are located in Canonsburg, Pennsylvania. Mylan operates in two segments, “Generics” and “Specialty.” Our revenues are derived primarily from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical business is conducted primarily in the U.S. and Canada (collectively, “North America”); Europe; and India, Australia, Japan, New Zealand and Brazil as well as our export activity into emerging markets (collectively, “Rest of World”). Our API business is conducted through Mylan India, which is included within Rest of World in our Generics segment. Our specialty pharmaceutical business is conducted by Mylan Specialty L.P. (“Mylan Specialty”). Refer to Note 13 Segment Information included in Item 8 in this Form 10-K for additional information related to our segments, including our geographic markets.

Our global operational footprint, including the locations of our manufacturing and R&D facilities and capabilities, along with the individual site’s primary activities, are detailed on the map below.
Our global manufacturing platform is an important component of our business model. We own seven production, distribution and warehousing facilities in the U.S. including Puerto Rico, including significant production and distribution sites in Morgantown, West Virginia; St. Albans, Vermont; Caguas, Puerto Rico; and Greensboro, North Carolina. Outside the U.S. and Puerto Rico, we own production, distribution and warehousing facilities in nine countries, including key facilities in India, Australia, Japan, Ireland, Brazil, Hungary and France. Through our manufacturing facilities in which we operate around the globe, we have a manufacturing capacity capable of producing approximately 65 billion oral solid doses, 3,600 kiloliters of APIs, 500 million injectable units, 260 million patches and 15 million semisolid units per year.
The Company also leases warehousing, distribution and administrative facilities in numerous locations, within and outside of the U.S., including properties in New York, France, India, Ireland and the United Kingdom (the “U.K.”). All of the production, distribution and warehousing facilities are included within the Generics segment; however, certain locations also support our Specialty segment. Our global R&D centers of excellence are located in Morgantown, West Virginia, Hyderabad, India and Sandwich, U.K. We also have specific technology focused development sites in Vermont, Ireland, India and Japan.
We believe that all of our facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for the current operations.
Generics Segment
Our Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable, transdermal patch, gel, cream or ointment form, as well as API. For the year ended December 31, 2015, Generics segment third party net sales were $8.16 billion. Our Generics segment operates within three geographical regions: North America, Europe and Rest of World. The chart below reflects third party net sales by region for the year ended December 31, 2015.

North America
Of our broad global product portfolio of more than 1,400 products, we market approximately 610 of these products throughout North America. The U.S. generics market is the largest in the world, with generic prescription sales of $61.3 billion for the twelve months ended November 2015. In terms of generic prescription volume, approximately 77% of all pharmaceutical products sold in the U.S. are generic products, which demonstrates the high level of generic penetration in this market. Mylan holds the number two ranking in the U.S. generics prescription market both in terms of sales and prescriptions dispensed. Approximately one in every 13 prescriptions dispensed in the U.S. is a Mylan product. Our sales of products in the U.S. are derived primarily from the sale of oral solid dosages, injectables, transdermal patches, gels, creams, ointments and unit dose offerings. In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 430 products, of which approximately 330 are in capsule or tablet form, in an aggregate of approximately 950 dosage strengths. Included in these totals are approximately 50 extended-release products in a total of approximately 125 dosage strengths.
We manufacture and sell a diverse portfolio of injectable products across several key therapeutic areas, including antineoplastics, anti-infectives, anesthesia/pain management and cardiovascular. Our product offerings include a diverse portfolio of approximately 70 injectable branded and generic products, in an aggregate of approximately 90 dosage strengths. As of December 31, 2015, approximately 108 injectable products have been filed and are pending ANDA approval for the U.S. market. Mylan’s injectable manufacturing capabilities include vials, pre-filled syringes, ampoules and lyophilization with a focus on antineoplastics, penems, penicillins, ophthalmics and peptides.
Our unit dose business focuses on providing one of the largest product portfolios along with innovative packaging and barcoding that supports bedside verification throughout the U.S. and Canada for hospitals, group purchasing organizations (“GPOs”), long term care facilities, wholesalers, surgical services, home infusion service providers, correctional facilities, specialty pharmacies and retail outlets. In addition, we market approximately 165 generic products in a total of approximately 340 dosage strengths from our U.S. product portfolio under supply and distribution agreements with wholesalers. Also, included in our U.S. product portfolio are seven transdermal patch products in approximately 30 dosage strengths, including our Fentanyl Transdermal System.
We believe that the breadth and quality of our product offerings help us to successfully meet our customers’ needs and to better compete in the generics industry over the long-term. The future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as affordable alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture. Throughout Mylan’s history, we have successfully introduced many generic products that are difficult to formulate or manufacture and continue to be meaningful contributors to our business several years after their initial launch. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain FDA first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, a first-filed ANDA with a Paragraph IV certification qualifies the product approval holder for a period of generic marketing and distribution exclusivity.

In Canada, we have successfully leveraged the acquired EPD Business allowing us to further broaden our presence in this market. We currently rank seventh in terms of market share in the generic prescription market and Mylan products are sold in eight out of ten pharmacies in Canada. As in the U.S., growth in Canada will be dependent upon acceptance of generic products as affordable alternatives to branded pharmaceuticals. Further, we plan to leverage the strength and reliability of the collective Mylan brand to foster continued brand awareness and growth throughout the region.

Europe
Our generic pharmaceutical sales in Europe are generated primarily by our wholly owned subsidiaries, through which we have operations in 27 countries. Of our broad global product portfolio of more than 1,400 products, we market approximately 830 of these products throughout Europe. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world in terms of value. Within Europe, by value, the generic prescription market in Germany is the largest, followed by the U.K., France, Spain and Italy, respectively.

In Europe, the manner in which products are marketed varies by country. In addition to selling pharmaceuticals under their International Nonproprietary Name (“INN”) (i.e., API), in certain European countries, there is a market for both branded generic products and “company-branded” generic products. Branded generic pharmaceutical products are given a unique brand name, as these markets tend to be more responsive to the promotion efforts generally used to promote brand products. Company-branded products generally consist of the name of the active ingredient with a prefix or suffix of the company’s name, either in whole or in part.

The European generic prescription market also varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice and other important aspects. Some countries, including Germany, the U.K., the Netherlands and Poland, are characterized by relatively high generic penetration, ranging between 68% and 74% of total prescription market sales in the twelve months ended November 2015, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 20% and 42% of total prescription sales in the twelve months ended November 2015, based on volume. However, actions taken by governments, particularly in these latter under-penetrated countries, to reduce healthcare costs could encourage further use of generic pharmaceutical products. In each of these under-penetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization and penetration.

As a result of the acquired EPD Business, Mylan has significantly expanded and strengthened its presence in Europe. In particular, we have grown our presence in several markets in Central and Eastern Europe, including Poland, Greece, the Czech Republic and Slovakia and gained access into new markets, such as Romania, Bulgaria, the Baltics and the Balkan States. Of the top ten generic prescription markets in Europe, we hold leadership positions in several of the markets, including the number one market share position in France and the number two market share position in Italy. In France, we have the highest market share in the generic market, with a share of approximately 28%. Our future growth in the French market is expected to come primarily from new product launches and increased generic utilization and penetration through government initiatives. In addition, the acquired EPD Business has allowed us to broaden our presence in this market by strengthening and growing our relationships with general practitioners and pharmacists, our primary customers in this market.

In Italy, we have the second highest market share in the company-branded generic prescription market, with a share of approximately 19% in terms of volume and value. We believe that the Italian generic market is still under-penetrated, with company-branded generics representing approximately 20% of the Italian pharmaceutical market, based on volume. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generic utilization and penetration and new product launches.
In addition to France and Italy, the acquired EPD Business has further grown our presence in several European markets including the U.K., Spain and markets in Eastern Europe. In the U.K., Mylan is ranked third in the U.K. generic prescription market, in terms of value, with an estimated market share of approximately 8%. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The acquisition of the EPD Business in the U.K. has provided us with an additional branded off-patent market presence, particularly in the areas of pancreatic enzyme replacement therapy and hormone replacement therapy. The U.K. generic prescription market is highly competitive, and any growth in the market will stem from new product launches; however, we do expect that the value will continue to be affected by price erosion.

In Spain, we have the seventh highest market share in the company-branded generic prescription market. The company-branded generic market comprised approximately 35% of the total Spanish pharmaceutical market by volume for the twelve months ended November 2015. Within the overall Spanish pharmaceutical market, our position has expanded due to the acquired EPD Business. We view further generic utilization and penetration of the Spanish market to be a key driver of our growth in this country.

We have a notable presence in other European generic prescription markets, including Portugal and Belgium, where we hold the third and fifth highest market share, respectively, in terms of value. In the Netherlands, we have the fourth highest market share in the generic prescription market, which is characterized by relatively high generic penetration.

Rest of World
We market generic pharmaceuticals in Rest of World through our subsidiaries in India, Australia, Japan, New Zealand and Brazil. Additionally, we have an export business which is focused on countries in Africa and emerging markets throughout the world, and through Mylan India, we market API to third parties and also supply other Mylan subsidiaries. Of our broad global product portfolio of more than 1,400 products, we market approximately 640 of these products throughout Rest of World.
The Indian generics market is the second largest in the world, behind the U.S., in terms of volume. In India, we are one of the world's largest API manufacturers as measured by the number of drug master files (“DMFs”) filed with regulatory agencies. Mylan India’s manufacturing capabilities include a range of dosage forms, such as tablets, capsules and injectables, in a wide variety of therapeutic categories. Mylan India has nine API and intermediate manufacturing facilities, eight oral solid dose (“OSD”) facilities and eight injectable facilities, for a total of sixteen finished dosage form (“FDF”) facilities, all located in India. Our presence in India goes beyond manufacturing, sales and marketing. With a global R&D center of excellence in Hyderabad, India and technology driven R&D sites in Bangalore, India and Ahmedabad, India, we are able to create unique and efficient R&D capabilities.
Mylan India markets high quality API to third parties around the world and ARV products for people living with HIV/AIDS. In addition, Mylan India has a growing commercial presence, our current franchises include Critical Care, Hepato Care, HIV Care, Onco Care and Women’s Care. We have expanded our products from therapeutic categories such as oncology and critical care. In November 2015, we completed our acquisition of Jai Pharma Limited, which significantly broadened our women’s care portfolio and strengthened our technical capabilities in terms of dedicated hormone manufacturing.
In Australia, we have the highest market share in the generic pharmaceutical market, with an estimated 32% market share by volume. Mylan is the number one supplier by volume to Australia’s national pharmaceuticals program. The acquired EPD Business has enabled Mylan to broaden its product portfolio in this market. The generic pharmaceutical market in Australia had sales of approximately $1.4 billion during the twelve months ended November 2015.

Japan is the second largest pharmaceutical market in the world by value, behind the U.S., and the sixth largest generic prescription market worldwide by value, with sales of approximately $6.0 billion during the twelve months ended November 2015. Beginning in 2013, we established an exclusive long-term strategic collaboration with Pfizer Japan Inc. (“Pfizer Japan”) to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties operate separate legal entities in Japan and collaborate on current and future generic products, sharing the costs and profits resulting from such collaboration. Mylan’s responsibilities, under the agreement, primarily consist of managing operations, including R&D and manufacturing. Pfizer Japan’s responsibilities primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The Japanese government has stated that it now intends to grow the generic share to at least 70% by mid-2017 and to at least 80% at the earliest possible date between 2018 and the end of 2020. As of July 2015, the generic share reached 58%, up from approximately 55% in July 2014.

With the acquisition of the EPD Business, we have strengthened our position in the Japanese market as we have acquired a wide portfolio of branded products that are promoted by our own sales force. The acquired EPD Business is run independently from our strategic collaboration with Pfizer Japan.

We also have two manufacturing facilities located in Japan, which play a key role in supplying our businesses throughout the country. Currently, the market in Japan is largely composed of hospitals and clinics, but pharmacies are expected to play a greater role as generic substitution, aided by recent pro-generics government action, becomes more prevalent.

In addition to our operations in India, Australia and Japan, we also have a notable presence in New Zealand and a growing presence in Brazil. In New Zealand, we are the largest generics company in the country, with 31.5% of the market share by volume. New Zealand is generally a government tender market where pharmaceutical suppliers can gain exclusivity of up to three years. In New Zealand, we have broadened our market presence and profile with the addition of the acquired EPD Business. In Brazil, we operate both a manufacturing platform and a commercial business focused on providing high quality generic injectable products to the Brazilian hospital segment. Our sales into this market segment are made through distributors as well as through tenders. Brazil is the third largest generic pharmaceutical market in the world, behind the U.S. and combined European market, in terms of value. In the coming years, the Brazilian generic pharmaceutical market is expected to continue its growth trajectory primarily because of the increase of off patent reference drugs, the growth of biological products and the growth of emerging markets. Our goal is to continue to build upon this local platform in order to further access the nearly $8 billion Brazilian generic pharmaceutical market.
Specialty Segment
Our specialty pharmaceutical business is conducted through Mylan Specialty, which competes primarily in the respiratory and severe allergy markets. For the year ended December 31, 2015, Specialty third party net sales were $1.20 billion. Mylan Specialty’s portfolio consists primarily of branded specialty injectable and nebulized products. A significant portion of Mylan Specialty’s revenues are derived through the sale of the EpiPen® Auto-Injector. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector and as a global franchise reached $1 billion in annual net sales for the second year in a row.

The EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions, is an epinephrine auto-injector that has been sold in the U.S. and internationally since the mid-1980s. Mylan Specialty has worldwide rights to the epinephrine auto-injector, which is supplied to Mylan Specialty by a wholly owned subsidiary of Pfizer Inc. Anaphylaxis is a severe allergic reaction that is rapid in onset and may cause death, either through swelling that shuts off airways or through a significant drop in blood pressure. In December 2010, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, introduced the “Guidelines for the Diagnosis and Management of Food Allergy in the United States.” These guidelines state that epinephrine is the first line treatment for anaphylaxis. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector. The strength of the EpiPen® Auto-Injector brand name, quality and ease of use of the product and the promotional strength of the Mylan Specialty U.S. sales force have enabled us to maintain our leadership position within this therapeutic category.

Perforomist® Inhalation Solution, Mylan Specialty’s Formoterol Fumarate Inhalation Solution, was launched in October 2007. Perforomist® Inhalation Solution is a long-acting beta2-adrenergic agonist indicated for long-term, twice-daily administration in the maintenance treatment of bronchoconstriction in chronic obstructive pulmonary disorder (“COPD”) patients, including those with chronic bronchitis and emphysema. Mylan Specialty holds several U.S. and international patents protecting Perforomist® Inhalation Solution.

In addition to EpiPen® Auto-Injector and Perforomist® Inhalation Solution, Mylan Specialty also markets ULTIVA®, which is an analgesic agent used during the induction and maintenance of general anesthesia for inpatient and outpatient procedures and is generally administered by an infusion device.

We believe that we can continue to drive the long-term growth of our Specialty segment by successfully managing our existing product portfolio and bringing additional products to market.
Product Development and Government Regulation
Generics Segment
North America
Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are usually marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products are generally patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there are typically other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity. Exclusivity normally provides brand products with the ability to maintain their profitability for relatively long periods of time and brand products typically continue to play a significant role in the market due to physician and consumer loyalties after the end of patent protection or other market exclusivities.

Generic pharmaceutical products are the pharmaceutical and therapeutic equivalents of an approved brand drug, known as the reference listed drug (“RLD”) that is listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which generally requires that similarity to an RLD, including bioequivalence, be demonstrated, any patents on the RLD have expired or been found to be invalid or not infringed, and any market exclusivity periods related to the RLD have ended. Because approved generic drugs have been found to be the same as their respective RLDs, they can be expected to have the same safety and effectiveness profile as the RLD. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been, and will continue to be, driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

We obtain new generic products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally four types of applications used for obtaining FDA approval of new products:

New Drug Application (“NDA”) — An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug.

ANDA — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength for a drug previously approved under an ANDA.

Biologics License Application (“BLA”) — A BLA is similar to an NDA, but is submitted to seek approval to market a drug product that is a biologic, which generally is a product derived from a living organism.

Biosimilars Application — This is an abbreviated approval pathway for a biologic product is that is “highly similar” to a product previously approved under a BLA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the RLD previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved reference listed brand drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action. Thus, a demonstration of bioequivalence confirms the absence of a significant difference between the proposed product and the reference listed brand drug in terms of the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions. An ANDA also typically must show that the proposed generic product is the same as the RLD in terms of active ingredient(s), strength, dosage form, route of administration and labeling.

Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to a reference drug product, the applicant may be able to market the generic equivalent prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. Generally, if the patent owner brings an infringement action within 45 days from receiving notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a substantially complete ANDA containing a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA sponsors holding applications for a generic equivalent to the same reference drug.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve (or in some cases, accept for review) an application for a generic version product. If the reference drug is a new chemical entity (which generally means the active moiety has not previously been approved), the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for reference NDA product before the expiration of three years from the date of approval of the NDA or supplement. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.

Supplemental ANDAs are required for approval of various types of changes to an approved application and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.

A number of branded pharmaceutical patent expirations are expected over the next several years. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on branded products with significant sales in specialized or growing markets or in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology.

The Biologics Price Competition and Innovation Act (“BPCIA”) authorizes the FDA to license a biological product that is a “biosimilar” to an FDA-licensed biologic through an abbreviated pathway. The BPCIA establishes criteria for determining that a product is biosimilar to an already licensed biologic, known as the “reference product,” and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a full BLA were submitted, by relying to some extent on FDA’s previous review and approval of the reference product. Generally, a biosimilar must be shown to be highly similar to, and have no clinically meaningful differences in safety, purity or potency from, the reference product. The BPCIA provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until twelve years after the reference product’s approval. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product.

Because the BPCIA is a relatively new law, we anticipate that its contours will be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. In that regard, FDA has to date issued various guidance documents and other materials providing indications of the agency’s thinking regarding any number of issues implicated by the BPCIA. Additionally, FDA’s approval in 2015 of the first biosimilar application helps define the agency’s approach to certain issues.

An additional requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, the standards around which are continuously changing and evolving.

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration (“DEA”) and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Our suppliers are subject to similar regulations and periodic inspections.

In 2012, the Food and Drug Administration Safety and Innovation Act (“FDASIA”) was enacted into law. FDASIA is intended to enhance the safety and security of the U.S. drug supply chain by holding all drug manufacturers supplying products to the U.S. to the same FDA inspection standards. Specifically, prior to the passage of FDASIA, U.S. law required U.S. based manufacturers to be inspected by FDA every two years but remained silent with respect to foreign manufacturers, causing some foreign manufacturers to go as many as nine years without a routine FDA cGMP inspection, according to the Government Accountability Office.

FDASIA also includes the Generic Drug User Fee Agreement (“GDUFA”), a novel user fee program to provide FDA with approximately $1.5 billion in total user fees through 2018 focused on three key aims:

Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with foreign and domestic parity using a risk-based approach.
Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for abbreviated new drug applications, amendments and supplements and improving timeliness in the review process.
Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of drugs and associated APIs, and improve FDA’s communications and feedback with industry.
Under GDUFA, 70% of the total fees are being derived from facility fees paid by FDF manufacturers and API facilities listed or referenced in pending or approved generic drug applications. The remaining 30% of the total fees are being derived from application fees, including generic drug application fees, prior approval supplement fees and DMF fees.

In Canada, the approval process for all generic pharmaceuticals has two tracks that may proceed in parallel. The first track involves an examination of the product by Health Canada, the agency responsible for national public health, to ensure that the quality, safety and efficacy of the product have been established. Second persons (i.e. generic companies) may seek approval to sell a product by submitting an abbreviated new drug submission (“ANDS”) to Health Canada to demonstrate that its product is bioequivalent to the brand reference product already marketed in Canada under a Notice of Compliance (“NOC”). When Health Canada is satisfied with the quality, safety and efficacy described in the ANDS, it issues a NOC for that product, subject to any brand patents in the second track of the approval process.

The second track of the approval process is governed by the Patented Medicines NOC Regulations (“Regulations”). The owner or exclusive licensee of patents relating to the brand drug (the “originator”) may list patents relating to the medicinal ingredient, formulation, dosage form or the use of the drug on the Patent Register. Where a generic applicant makes direct or indirect reference in its ANDS to a brand product for which there are patents listed on the Patent Register, the generic must make at least one of the statutory allegations with respect to each patent listed (e.g. that the generic will await patent expiry, or the patent is invalid and/or would not be infringed). If the generic challenges the listed patent, it is required to serve the originator with a Notice of Allegation (“NOA”), which gives a detailed statement of the factual and legal basis for its allegations. If the originator wishes to seek an order prohibiting the issuance of the NOC to the generic, it must commence a court application within 45 days after it has been served with the NOA. Once an application is commenced, Health Canada may not issue a NOC until the earlier of the determination of the proceeding by the court, or the expiration of 24 months. To obtain a prohibition order, the originator must satisfy the court that the generics’ allegations of invalidity and or non-infringement are not justified.

Section C.08.004.1 of the Canadian Food and Drug Regulations is the so-called data protection provision. A generic applicant does not need to perform duplicate clinical trials similar to those conducted by the first NOC holder (i.e. the brand), but is permitted to demonstrate safety and efficacy by submitting data demonstrating that its formulation is bioequivalent to the approved brand formulation. The first party to obtain an NOC for a drug will have an eight-year period of exclusivity starting from the date it received its NOC based on those clinical data. A subsequent applicant who seeks to establish safety and efficacy by comparing its product to the product that received the first NOC will not be able to file its own application until six years after the issuance of the first NOC, and cannot receive ultimate approval for an additional two years. If the first NOC holder also conducts clinical trials in pediatric populations, it will be entitled to an extra six months of data protection. A drug is only entitled to data protection so long as it is being marketed in Canada.

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by Health Canada and the Health Products and Food Branch Inspectorate. In addition, Health Canada conducts reviews and plant inspections to determine whether our systems are in compliance with the good manufacturing practices in Canada, Drug Establishment Licensing (“EL”) requirements and other provisions of the Regulations. Competitors are subject to similar regulations and inspections.

Europe
The EU presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 28 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states (“CMS”)). Theoretically, the authorization of the RMS should be mutually recognized by the CMS. More typically, however, a degree of re-evaluation is carried out by the CMS. In November 2005, this legislation was further revised. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries, provided that no national marketing authorization has been granted yet for the medicinal product in question. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all the EU countries listed on the application.

In the EU, as well as many other locations around the world, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.

Pursuant to the MR procedure, a marketing authorization is first sought in one member state from the national regulatory agency (the RMS). The RMS makes its assessment report on the quality, efficacy and safety of the medicinal product available to the other CMSs where marketing authorizations are also sought under the MR procedure.

The DCP is based on the same fundamental idea as the MR procedure. In contrast to the MR procedure, however, the DCP requires that no national marketing authorization has yet been granted for the medicinal product. The pharmaceutical company applies for marketing authorization simultaneously in all the member states of the EU in which it wants to market the product. After consultation with the pharmaceutical company, one of the member states concerned in the DCP will become the RMS. The competent agency of the RMS undertakes the scientific evaluation of the medicinal product on behalf of the other CMSs and coordinates the procedure. If all the member states involved (RMS and CMS) agree to grant marketing authorizations, this decision forms the basis for the granting of the national marketing authorizations in the respective member states.

Neither the MR nor DCPs result in automatic approval in all member states. If any member state has objections, particularly in relation to potential serious risk to public health, which cannot be resolved within the procedure scope and timelines, they will be referred to the coordination group for MR and DCPs and reviewed in a 60-day procedure. If this 60-day procedure does not result in a consensus by all member states, the product can be marketed in the countries whose health authorities agree that the product can be licensed. The issue raised will then enter a second referral procedure.

As with the MR procedure, the advantage of the DCP is that the pharmaceutical company receives identical marketing authorizations for its medicinal product in all the member states of the EU in which it wants to market the product. This leads to considerable streamlining of all regulatory activities in regard to the product. Variations, line extensions, renewals, etc. are also handled in a coordinated manner with the RMS leading the activity.

Once a DCP has been completed, the pharmaceutical company can subsequently apply for marketing authorizations for the medicinal product in additional EU member states by means of the MR procedure.

All products, whether centrally authorized or authorized by the MR or DCP, may only be sold in other member states if the product information is in the official language of the state in which the product will be sold, which effectively requires specific packaging and labeling of the product.

Under the national procedure, a company applies for a marketing authorization in one member state. The national procedure can now only be used if the pharmaceutical company does not seek authorization in more than one member state. If it does seek wider marketing authorizations, it must use the MR or DCP.

Before a generic pharmaceutical product can be marketed in the EU, a marketing authorization must be obtained. If a generic pharmaceutical product is shown to be essentially the same as, or bioequivalent to, one that is already on the market and which has been authorized in the EU for a specified number of years, as explained in the section on data exclusivity below, no further preclinical or clinical trials are required for that new generic pharmaceutical product to be authorized. The generic applicant can file an abridged application for marketing authorization, but in order to take advantage of the abridged procedure, the generic manufacturer must demonstrate specific similarities, including bioequivalence, to the already authorized product. Access to clinical data of the reference drug is governed by the European laws relating to data exclusivity, which are outlined below. Other products, such as new dosages of established products, must be subjected to further testing, and “bridging data” in respect of these further tests must be submitted along with the abridged application.

An applicant for a generic marketing authorization currently cannot avail itself of the abridged procedure in the EU by relying on the originator pharmaceutical company’s data until expiry of the relevant period of exclusivity given to that data. For products first authorized prior to October 30, 2005, this period is six or ten years (depending on the member state in question and/or the regulatory procedure used by the originator) after the grant of the first marketing authorization sought for the relevant product, due to data exclusivity provisions which have been in place. From October 30, 2005, the implementation of a new EU directive (2004/27/EC) harmonized the data exclusivity period for originator pharmaceutical products throughout the EU member states, which were legally obliged to have implemented the directive by October 30, 2005. The new regime for data exclusivity provides for an eight-year data exclusivity period commencing from the grant of first marketing authorization. After the eight-year period has expired, a generic applicant can refer to the data of the originator pharmaceutical company in order to file an abridged application for approval of its generic equivalent product. Yet, conducting the necessary studies and trials for an abridged application, within the data exclusivity period, is not regarded as contrary to patent rights or to supplementary protection certificates for medicinal products. However, the applicant will not be able to launch its product for an additional two years. This ten-year total period may be extended to 11 years if the original marketing authorization holder obtains, within those initial eight years, a further authorization for a new therapeutic use of the product which is shown to be of significant clinical benefit. Further, specific data exclusivity for one year may be obtained for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication. This new regime for data exclusivity applies to products first authorized after October 30, 2005.

In addition to obtaining approval for each product, in most EU countries the pharmaceutical product manufacturer’s facilities must obtain approval from the national supervisory authority. The EU has a code of good manufacturing practice, with which the marketing authorization holder must comply. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications.

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing and reimbursement of products and in some cases limit the range of different forms of drugs available for prescription by national health services. These controls can result in considerable price differences between member states. In addition, in past years, as part of overall programs to reduce healthcare costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. Some European governments have also set minimum targets for generics prescribing.

Certain markets in which Mylan does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. In addition, a number of markets in which we operate have implemented or may implement tender, or tender-like, systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorable effect by potentially increasing generic utilization.

Rest of World
Australia
The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, through the registration of medicines and licensing of manufacturing facilities, as well as subsidizing patient cost of most prescription medicines sold in Australia. The Australian government authority, the Therapeutic Goods Administration (the “TGA”), regulates the quality, safety and efficacy of therapeutic goods and is responsible for granting authorization to market pharmaceutical products in Australia and for inspecting and approving manufacturing facilities.

The TGA operates according to the Commonwealth of Australia’s Therapeutic Goods Act 1989 (Cth) (the “Act”). Specifically the Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia. The TGA carries out a range of assessment and monitoring activities to ensure that therapeutic goods available in Australia are of an acceptable standard with a goal of ensuring that the Australian community has access within a reasonable time to therapeutic advances. Australian manufacturers of all medicines must be licensed under Part 3-3 of the Act and their manufacturing processes must comply with the principles of the good manufacturing practices in Australia. Similar standards and audits apply for both domestic and foreign manufactured products.

Generic medicines are subject to an abbreviated review process by the TGA, if the product can demonstrate essential similarity to the originator brand. Essential similarity means the same active ingredient in the same dose form, delivering the active ingredient to the patient at the same rate and extent, compared to the original brand. If proven, safety and efficacy is assumed to be the same.

All therapeutic goods manufactured for supply in Australia must be listed or registered in the Australian Register of Therapeutic Goods (the “ARTG”), before they can be promoted or supplied for use and/or sale in Australia. The ARTG is a database kept for the purpose of compiling information in relation to therapeutic goods for use in humans and lists therapeutic goods which are approved for supply in Australia.

Medicines assessed as having a higher level of risk must be registered, while those with a lower level of risk can be listed. The majority of listed medicines are self-selected by consumers and used for self-treatment. In assessing the level of risk, factors such as the strength of a product, side effects, potential harm through prolonged use, toxicity and the seriousness of the medical condition for which the product is intended to be used are taken into account.

Labeling, packaging and advertising of pharmaceutical products are also regulated by the Act and other relevant statutes including fair trading laws and pharmaceutical industry codes.

Australia has a five-year data exclusivity period, whereby any data relating to a pharmaceutical product cannot be referred to or used in the examination by the TGA of another company's dossier, until five years after the original product was approved.

The Pharmaceutical Benefits Scheme (the “PBS”), which has been in place since 1948, subsidizes the cost to consumers of medicines listed on the PBS, if the medicines have demonstrated acceptable clinical need, cost and effectiveness. The goal of the PBS is to make medicines available at the lowest cost compatible with reliable supply and to base access on medical need rather than ability to pay.

The government exerts a significant degree of control over the pharmaceuticals market through the PBS. More than 80% of all prescription medicine sold in Australia is reimbursed by the PBS. The PBS is operated under the Commonwealth of Australia's National Health Act 1953. This statute governs matters such as who may sell pharmaceutical products, the prices at which pharmaceutical products may be sold to consumers and the prices government pays manufacturers, wholesalers and pharmacists for subsidized medicines.

If a new medicine is to be considered for listing on the PBS, the price is determined through a full health economic analysis submitted to the government's advisory committee, the Pharmaceutical Benefits Advisory Committee (the “PBAC”), based on incremental benefit to health outcome. If the incremental benefit justifies the price requested, the PBAC then makes a recommendation to the government to consider listing the product on the PBS. In May 2014, as part of a government reform program in Australia, the Pharmaceutical Benefits Pricing Authority was abolished and the Minister for Health (“Minister”), or delegate, considers pricing matters for approximately five to six weeks following PBAC meetings. Factors contributing to pricing decisions include items such as information on the claims made in a submission, advice from the PBAC, information about the proposed price, the price and use of comparative medicines and the cost of producing the medicine although with additional associated costs. The Minister may recommend that the proposed price is accepted; further negotiations take place for a lower price or prices within a specific range; or for some products, risk sharing arrangements to be developed and agreed upon. The Australian government's purchasing power is used to obtain lower prices as a means of controlling the cost of the program. The PBS also stipulates the wholesaler margin for drugs listed on the PBS. Wholesalers therefore have little pricing power over the majority of their product range and as a result are unable to increase profitability by increasing prices.

Following entry of the first generic products onto the market, the PBS price reimbursed to pharmacies decreases by 16% for both the originator product and generic products with a brand equivalence indicator permitting substitution at the pharmacy level. Thereafter, both the originator and generic suppliers are required to disclose pricing information relating to the sale of medicines to the Price Disclosure Data Administrator, and twelve months (up until October 2014, it was 18 months) after initial generic entry, there is a further PBS price reduction based on the weighted average disclosed price if the weighted average disclosed price is 10% or more below the existing PBS price. Ongoing price disclosure cycles and calculation of the weighted average disclosed price occur every six months, and further reductions are made to the PBS price whenever the weighted average disclosed price is 10% or more below the existing PBS price. The price disclosure system has had, and will continue to have for several years beyond 2015, a negative impact on sales and gross profit in this market.

Japan
In Japan, we are governed by various laws and regulations, including the Pharmaceutical Affairs Law (Law No. 145, 1960), as amended by the Pharmaceuticals and Medical Devices Law (“PMDL”), and the Products Liability Law (Law No. 85, 1994). The PMDL was amended in November 2014 to establish a fast-track authorization process for regenerative medicine products, restructure medical device regulation and establish reporting obligations for package inserts for drugs and medical devices. Regenerative medicine products are newly defined under the amended PMDL as a product for medical use in humans to reconstruct, restore, or form the structure or function of a human body, in which cells of humans are cultured or otherwise processed.

Under the amended PMDL, there are two routes to obtain authorization to manufacture and market a medicine product. The first route is the standard authorization system for drugs in which the efficacy and safety of the product must be shown in order to obtain authorization. The standard authorization procedure may take a significant amount of time to launch a regenerative medicine product because the quality of regenerative medicine products is heterogeneous by nature and therefore it is difficult to collect the data necessary to evaluate and demonstrate the efficacy. As such, the amended PMDL instituted the second route as follows: if the regenerative medicine product is heterogeneous, the efficacy of the regenerative medicine product is assumed. Thus, if the safety of the regenerative medicine product is demonstrated through clinical trials, the Minister of the Ministry of Health, Labor and Welfare (“MHLW”) may authorize the applicant to manufacture and market the regenerative medicine product with certain conditions for a fixed term after receiving an expert opinion from the Pharmaceutical Affairs and Food Sanitation Council.

The amended PMDL also restructured medical device regulations including expanding the scope for certification in accordance with the classifications agreed upon by the Global Harmonization Task Force, new regulations on medical device software in which software may be authorized as a medical device independent of the medical device hardware into which it is incorporated, system change for medical device manufacturing so that a company may manufacture a medical device when the company registers such medical device and streamlined Quality Management Service Inspection such that the inspection is performed for each category of medical products.

In addition, under the amended PMDL, the holder of a business license for the manufacture and marketing of regenerative medicine products or medical devices must notify the MHLW of the contents of the package insert, including any cautionary statements necessary to use and deal with the products, before it manufactures and markets them. The license holder must also publish the contents of the package inserts on the website of the Pharmaceuticals and Medical Devices Agency.

Under the amended PMDL, the retailing or supply of a pharmaceutical that a person has manufactured (including manufacturing under license) or imported is defined as “marketing,” and in order to market pharmaceuticals, one has to obtain a license, which we refer to herein as a Marketing License, from the MHLW. The authority to grant the “Marketing License” is delegated to prefectural governors; therefore, the relevant application must be filed with the relevant prefectural governor. A Marketing License will not be granted if the quality control system for the pharmaceutical for which the Marketing License has been applied or the post-marketing safety management system for the relevant pharmaceutical does not comply with the standards specified by the relevant Ministerial Ordinance made under the amended PMDL.

In addition to the Marketing License, a person intending to market a pharmaceutical must, for each product, obtain marketing approval from the MHLW with respect to such marketing, which we refer to herein as “Marketing Approval.” Marketing Approval is granted subject to examination of the name, ingredients, quantities, structure, administration and dosage, method of use, indications and effects, performance and adverse reactions, and the quality, efficacy and safety of the pharmaceutical. A person intending to obtain Marketing Approval must attach materials, such as data related to the results of clinical trials (including a bioequivalence study, in the case of generic pharmaceuticals) or conditions of usage in foreign countries. Japan provides for market exclusivity through a reexamination system, which prevents the entry of generic pharmaceuticals until the end of the re-examination period, which can be up to eight years, and ten years in the case of drugs used to treat rare diseases (“orphan drugs”).

The authority to grant Marketing Approval in relation to pharmaceuticals for certain specified purposes (e.g., cold medicines and decongestants) is delegated to the prefectural governors by the MHLW, and applications in relation to such pharmaceuticals must be filed with the governor of the relevant prefecture where the relevant company’s head office is located. Applications for pharmaceuticals for which the authority to grant the Marketing Approval remains with the MHLW must be filed with the Pharmaceuticals and Medical Devices Agency. When an application is submitted for a pharmaceutical whose active ingredients, quantities, administration and dosage, method of use, indications and effects are distinctly different from those of pharmaceuticals which have already been approved, the MHLW must seek the opinion of the Pharmaceutical Affairs and Food Sanitation Council.

The amended PMDL provides that when (a) the pharmaceutical that is the subject of an application is shown not to result in the indicated effects or performance indicated in the application, (b) the pharmaceutical is found to have no value as a pharmaceutical because it has harmful effects outweighing its indicated effects or performance, or (c) in addition to (a) and (b) above, when the pharmaceutical falls within the category designated by the relevant Ministerial Ordinance as not being appropriate as a pharmaceutical, Marketing Approval shall not be granted.

The MHLW must cancel a Marketing Approval, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, when the MHLW finds that the relevant pharmaceutical falls under any of (a) through (c) above. In addition, the MHLW can order the amendment of a Marketing Approval when it is necessary to do so from the viewpoint of public health and hygiene. Moreover, the MHLW can order the cancellation or amendment of a Marketing Approval when (1) the necessary materials for re-examination or re-evaluation, which the MHLW has ordered considering the character of pharmaceuticals, have not been submitted, false materials have been submitted or the materials submitted do not comply with the criteria specified by the MHLW, (2) the relevant company’s Marketing License has expired or has been canceled (a Marketing License needs to be renewed every five years), (3) the regulations regarding investigations of facilities in relation to manufacturing management standards or quality control have been violated, (4) the conditions set in relation to the Marketing Approval have been violated, or (5) the relevant pharmaceutical has not been marketed for three consecutive years without a due reason.

Doctors and pharmacists providing medical services pursuant to national health insurance are prohibited from using pharmaceuticals other than those specified by the MHLW. The MHLW also specifies the standards of pharmaceutical prices, which we refer to herein as Drug Price Standards. The Drug Price Standards are used as the basis of the calculation of the price paid by medical insurance for pharmaceuticals. The governmental policy relating to medical services and the health insurance system, as well as the Drug Price Standards, is revised every two years.

Brazil
In Brazil, pharmaceutical manufacturers and all products and services that affect the health of the population are regulated by the National Agency of Sanitary Surveillance (“ANVISA”), created by Law No. 9,782, of January 26, 1999. ANVISA is a governmental body directly linked to the Ministry of Health and is part of the Unified Health System, responsible for the sanitary control of production, storage, distribution, importation and marketing of products and services subject to sanitary surveillance. ANVISA is also responsible for registering drugs and supervising quality control, as well as issuing licenses to companies for the manufacturing, handling, packaging, distribution, advertising, importation and exportation of pharmaceutical products. ANVISA regularly monitors the market’s economic regulations and is responsible for the price control of pharmaceutical drugs.
Active Pharmaceutical Ingredients
The primary regulatory oversight of API manufacturers is through inspection of the manufacturing facility in which APIs are produced, as well as the manufacturing processes and standards employed in the facility. The regulatory process by which API manufacturers generally register their products for commercial sale in the U.S. and other similarly regulated countries is via the filing of a DMF. DMFs are confidential documents containing information on the manufacturing facility and processes used in the manufacture, characterization, quality control, packaging and storage of an API. The DMF is reviewed for completeness by the FDA, or other similar regulatory agencies in other countries, in conjunction with applications filed by FDF manufacturers, requesting approval to use the given API in the production of their drug products.

Specialty Segment
The process required by the FDA before a pharmaceutical product with active ingredients that have not been previously approved may be marketed in the U.S. generally involves the following:

•	laboratory and preclinical tests;

•	submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;

•	adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

•
submission of an NDA or BLA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing matters such as manufacturing and quality assurance;

•	scale-up to commercial manufacturing; and

•	FDA approval of an NDA or BLA.

Preclinical tests include laboratory evaluation of the product and its chemistry, formulation and stability, as well as toxicology and pharmacology studies to help define the pharmacological profile of the drug and assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of the IND. They must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream or intended site of action to produce the desired therapeutic results before human clinical trials may begin. These studies must also provide the appropriate supportive safety information necessary for the FDA to determine whether the clinical studies proposed to be conducted under the IND can safely proceed. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the proposed trials, as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin. In addition, an independent institutional review board must review and approve any clinical study prior to initiation.

Human clinical studies are typically conducted in three sequential phases, which may overlap:

•
Phase I – The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, mechanism of action, absorption, metabolism, distribution and excretion.

•
Phase II – Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•
Phase III – When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage and clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.

The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA or BLA. The NDA/BLA drug development and approval process could take from three to more than ten years.

Research and Development
R&D efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. Through various acquisitions, we have significantly bolstered our global R&D capabilities over the past several years, particularly in injectables and respiratory therapies. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets have separate pharmaceutical regulatory bodies, including, but not limited to, the National Agency for Medicines and Health Products in France, Health Canada, the Medicines and Healthcare Products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Federal Institute for Drugs and Medical Devices in Germany, the Irish Medicines Board in Ireland, the Italian Medicines Agency, the Spanish Agency of Medicines and Medical Devices, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, ANVISA in Brazil and the World Health Organization (“WHO”), the regulatory body of the United Nations.

Our global R&D strategy emphasizes the following areas:

•	development of both branded and generic finished dose products for the global marketplace, including ARV programs;

•
development of pharmaceutical products that are technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing oral solid dosage product portfolio, including with respect to additional dosage strengths;

•	development of injectable products;

•	development of unit dose oral inhalation products for nebulization;

•	development of APIs;

•	development of compounds using a dry powder inhaler and/or metered-dose inhaler for the treatment of asthma, COPD and other respiratory therapies;

•	development of monoclonal anti-bodies (which are regulated as biologics);

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

The success of biosimilars in the marketplace and our ability to be successful in this emerging market will depend on the implementation of balanced scientific standards for approval, while not imposing excessive clinical testing demands or other hurdles for well-established products. Furthermore, an efficient patent resolution mechanism and a well-defined mechanism to grant interchangeability after the establishment of biosimilarity with the reference biological product will be key elements determining our future success in this area.

We have a robust generic pipeline. As of December 31, 2015, we had approximately 4,109 marketing license approvals pending. During 2015, we completed 1,049 global country level product submissions, which included 41 in North America, 522 in Europe and 486 in Rest of World. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

During the year ended December 31, 2015, we received 731 individual country product approvals globally, which was equal to 1,205 approved new marketing licenses. Of those total individual country product approvals globally, there were 77 approvals in North America, including 56 in the U.S.; 396 approvals in Europe; and 258 approvals in Rest of World, of which 44 approvals were for ARV products. The 44 country level ARV approvals received consisted of 14 products in 13 different countries. The 56 approvals in the U.S. consisted of 45 final ANDA approvals and 11 tentative ANDA approvals. The 396 approvals in Europe covered 59 different products resulting in a total of 869 product marketing licenses. The 258 approvals in Rest of World included 222 approvals from emerging markets which represented 56 products in 45 countries.

As of December 31, 2015, we had 270 ANDAs pending FDA approval, representing approximately $101.5 billion in annual sales for the brand name equivalents of these products for the year ended December 31, 2015. Of those pending product applications, 50 were first-to-file Paragraph IV ANDA patent challenges, representing approximately $35.6 billion in annual brand sales for the year ended December 31, 2015. The historic branded drug sales are not indicative of future generic sales, but are included to illustrate the size of the branded product market. Our R&D spending was $672 million, $582 million and $508 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Patents, Trademarks and Licenses
We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for other products. Generally, the branded pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of significant value and act to protect these rights from infringement.

In the branded pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. The rate of this decline varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection.

An innovator product’s market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled.

Patents are a key determinant of market exclusivity for most branded pharmaceuticals. Patents provide the innovator with the right to lawfully exclude others from practicing an invention related to the medicine. Patents may cover, among other things, the active ingredient(s), various uses of a drug product, pharmaceutical formulations, drug delivery mechanisms and processes for (or intermediates useful in) the manufacture of products. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory intellectual property rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients. Regulatory intellectual property rights are independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

We estimate the likely market exclusivity period for each of our branded products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of our branded products with certainty because of the complex interaction between patent and regulatory forms of exclusivity and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.

In addition to patents and regulatory forms of exclusivity, we also market products with trademarks. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely.

Customers and Marketing
Generics Segment
In North America, we market products directly to wholesalers, distributors, retail pharmacy chains, long-term care facilities and mail order pharmacies. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies, GPOs and government entities. These customers, called “indirect customers,” purchase our products primarily through our wholesale customers. In North America, wholesalers, retail drug chains and managed care organizations, pharmacy benefits managers (collectively, “payers”) have undergone, and are continuing to undergo, significant consolidation, which may result in these groups gaining additional purchasing leverage.

In Europe and Rest of World, generic pharmaceuticals are sold to wholesalers, independent pharmacies and, in certain countries, directly to hospitals. Through a broad network of sales representatives, we adapt our marketing strategy to the different markets as dictated by their respective regulatory and competitive landscapes. Our API is sold primarily to generic FDF manufacturers throughout the world, as well as to other Mylan subsidiaries.

Following the acquisition of the acquired EPD Business, we launched a comprehensive advertising campaign called “Better health for a better world™.” The campaign represents Mylan’s promise for the future as we transform into a healthcare company by setting new standards in the industry and providing 7 billion people access to high quality medicine, one person at a time. The campaign’s goals are to educate consumers and customers about Mylan and to help ensure a smooth transition as we continue integrating the acquired EPD Business’s products into our portfolio. We have launched the campaign in approximately 25 non-U.S. developed markets and, during 2016, plan to introduce the campaign in more than 40 additional countries.

Specialty Segment
Mylan Specialty markets its products to a number of different customer audiences in the U.S., including healthcare practitioners, wholesalers, pharmacists and pharmacy chains, hospitals, payers, pharmacy benefit manager, health maintenance organizations (“HMOs”), home healthcare, long-term care and patients. We reach these customers through our field-based sales force and National Accounts team, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products. Additionally, Mylan Specialty supports educational programs to consumers, physicians and patients.

Over the past few years, we have successfully championed and expanded legislation and policies that allow or require schools to stock epinephrine auto-injectors. In August 2012, we launched the EpiPen4Schools® program, providing U.S. schools free EpiPen® Auto-Injectors along with educational training resources. In November 2014, we announced a multi-year strategic alliance agreement with Walt Disney Parks and Resorts to help increase anaphylaxis awareness. As part of the collaboration we have introduced an educational website for families managing potentially life-threatening (severe) allergies and have developed a series of storybooks for families living with severe allergies, the first of which was distributed in 2015. Mylan also sponsors activities with advocacy groups in the severe allergy space, including the Food Allergy Research and Education (“FARE”) Walks, and launched a branded campaign, EpiPen® On Location, encouraging those living with severe allergies and their caregivers to understand the importance of avoiding allergic triggers and having access to two EpiPen® Auto-Injectors at all times.
Major Customers
The following table represents the percentage of consolidated third party net sales to Mylan’s major customers during the years ended December 31, 2015, 2014 and 2013.

	Percentage of Third Party Net Sales
	2015	2014	2013
AmeriSourceBergen Corporation	16%	13%	10%
McKesson Corporation	15%	19%	14%
Cardinal Health, Inc.	12%	12%	15%
Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. See the Application of Critical Accounting Policies section of our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of our more significant revenue recognition provisions.

Competition
Our primary competitors include other generic companies (both major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. In the branded space, key competitors are generally other branded drug companies that compete based on their clinical characteristics and benefits. Competitive factors in the major markets in which we participate can be summarized as follows:
North America
The U.S. pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic areas and product categories. Primary competitors include the major manufacturers of brand name and generic pharmaceuticals. The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, portfolio size, customer service, reputation and price. The environment of the U.S. pharmaceutical marketplace is highly sensitive to price. To compete effectively, we rely on cost-effective manufacturing processes to meet the rapidly changing needs of our customers around a reliable, high quality supply of generic pharmaceutical products. With regard to our Specialty segment business, significant sales and marketing effort is required to be directed to each targeted customer segment in order to compete effectively.
Our competitors include other generic manufacturers, as well as branded companies that license their products to generic manufacturers prior to patent expiration or as relevant patents expire. Further regulatory approval is not required for a branded manufacturer to sell its pharmaceutical products directly or through a third-party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. Related to our Specialty segment business, our competitors include branded manufacturers who offer products for the treatment of COPD and severe allergies, as well as brand companies that license their products to generic manufacturers prior to patent expiration.

The U.S. pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by (1) developing therapeutic equivalents to branded products that offer unique marketing opportunities, are difficult to formulate and/or have significant market size, (2) developing or licensing brand pharmaceutical products that are either patented or proprietary and (3) developing or licensing pharmaceutical products that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available, among other strategies.
Our sales can be impacted by new studies that indicate that a competitor’s product has greater efficacy for treating a disease or particular form of a disease than one of our products. Sales on some of our products can also be impacted by additional labeling requirements relating to safety or convenience that may be imposed on our products by the FDA or by similar regulatory agencies. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions and/or decreased volume of sales.
Medicaid, a U.S. federal healthcare program, requires pharmaceutical manufacturers to pay rebates to state Medicaid agencies. The rebates are based on the volume of drugs that are reimbursed by the states for Medicaid beneficiaries. Sales of Medicaid-reimbursed non-innovator products require manufacturers to rebate 13% of the average manufacturer’s price and, effective 2017, adjusted by the Consumer Price Index-Urban (the “CPI-U”) based on certain data. Sales of the Medicaid-reimbursed innovator or single-source products require manufactures to the rebate the greater of approximately 23% of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price adjusted by the CPI-U based on certain data. We believe that federal or state governments will continue to enact measures aimed at reducing the cost of drugs to the public.
Under Part D of the Medicare Modernization Act, Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. As a result, usage of pharmaceuticals has increased, which is a trend that we believe will continue to benefit the generic pharmaceutical industry. However, such potential sales increases may be offset by increased pricing pressures, due to the enhanced purchasing power of the private sector providers that are negotiating on behalf of Medicare beneficiaries.
Canada is a well-established generics market characterized by a number of local and multi-national competitors. The individual Canadian provinces control pharmaceutical pricing and reimbursement. A number of Canada’s provinces are moving towards a tender system, which has and may continue to negatively affect the pricing of pharmaceutical products.
Europe
In France, generic penetration is relatively low compared to other large pharmaceutical markets, with low prices resulting from government initiatives. As pharmacists are the primary customers in this market, established relationships, driven by breadth of portfolio and effective supply chain management, are key competitive advantages.
In Italy, the generic market is relatively small due to few incentives for market stakeholders and in part to low prices on available brand name drugs. Also to be considered is the fact that the generic market in Italy suffered a certain delay compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage, and as such generic substitution is still in its early stages. Pharmacists will play a key role in future market expansion, due to higher margins provided by generic versus branded products as well as a specific legislative provision which requires them to propose generic products to patients, when available.
The U.K. is one of the most competitive off-patent markets, with low barriers to entry and a high degree of fragmentation. Competition among manufacturers, along with indirect control of pricing by the government, has led to strong downward pricing pressure. Companies in the U.K. will continue to compete on price, with consistent supply chain and breadth of product portfolio also coming into play.
Spain is a rapidly growing, highly fragmented generic market with many participants. As a result of legislative changes, all regions within Spain have moved, or will move, to INN prescribing and substitution, thus making the pharmacists the key driver of generic usage. Within the last few years, the Andalusia region, representing approximately 21% of the total retail market, has evolved into a tendering commercial model. Companies compete in Spain based on being first to market, offering a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.
The markets in the Netherlands and Germany have become highly competitive as a result of a large number of generic players, both having one of the highest generic penetration rates in Europe and the continued use of tender systems. Under a tender system, health insurers are entitled to issue invitations to tender products. Pricing pressures resulting from an effort to win the tender should drive near-term competition. Mylan is able to play a significant role in tenders but also has strong non-tendered sales which provides further opportunities for growth.
Rest of World
In India, the commercial pharmaceutical market is a rapidly growing, highly fragmented generic market with a significant number of participants. Companies compete in India based on price, product portfolio and the ability to provide a consistent supply of quality products. Intense competition by other API suppliers in the Indian pharmaceuticals market has, in recent years, led to increased pressure on prices. We expect that the exports of API and generic FDF products from India to developed markets will continue to increase. The success of Indian pharmaceutical companies is attributable to established development expertise in chemical synthesis and process engineering, development of FDF, availability of highly skilled labor and the low cost manufacturing base.
In Australia, the generic market is small by international standards, in terms of prescriptions, value and the number of active participants. Patent extensions that delay patent expiration are somewhat responsible for under-penetration of generic products.
In Japan, government initiatives have historically kept all drug prices low, resulting in little incentive for generic usage. More recent pro-generic actions by the government should lead to growth in the generics market, in which doctors, pharmacists and hospital purchasers will all play a key role.
The Brazilian pharmaceutical market is the largest in South America. Since the entry in force of generic drug laws in Brazil, the generic segment of the pharmaceutical market has grown rapidly. The industry is highly competitive with a broad presence of multinational and national competitors.

Product Liability
Global product liability litigation represents an inherent risk to firms in the pharmaceutical industry. We utilize a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies with regard to our product liability claims. Such insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy is written and the decision to obtain commercial insurance coverage or to self-insure varies accordingly.

Raw Materials
Mylan utilizes a global approach to managing relationships with its suppliers. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers, including Mylan India. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

Seasonality
Certain parts of our business are affected by seasonality, including products in our Specialty segment and products within our Europe and Rest of World regions within our Generics segment. The seasonal impact of these particular businesses may affect a quarterly comparison within any fiscal year; however, this impact is generally not material to our annual consolidated results.

Environment
We strive to comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Employees
As of December 31, 2015, Mylan’s global workforce included nearly 35,000 employees and external contractors. Certain production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO under a contract that expires on April 21, 2017. In addition, there are non-U.S. Mylan locations that have employees who are unionized or part of works councils or trade unions.

Securities Exchange Act Reports
Mylan maintains an Internet website at the following address: mylan.com. We make available on or through our website certain reports and amendments to those reports that Mylan files with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated by reference in this Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1.800.SEC.0330. Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

ITEM 1A.	Risk Factors

We operate in a complex and rapidly changing environment that involves risks, many of which are beyond our control. Any of the following risks, if they occur, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.
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
Abbott’s subsidiaries currently own approximately 14.2% of our outstanding ordinary shares. The shares owned by Abbott’s subsidiaries are subject to the terms of a shareholder agreement, which requires the Abbott subsidiaries to vote in favor of the director nominees recommended by our board of directors and in accordance with the recommendation of our board of directors on all other matters, subject to certain exceptions for extraordinary transactions. This voting agreement is in force with respect to ordinary shares owned by Abbott’s subsidiaries so long as they collectively beneficially own at least five percent of our issued and outstanding ordinary shares. Abbott’s subsidiaries that hold ordinary shares are collectively a significant beneficial shareholder of ours. Having a significant beneficial shareholder that is required in many instances to vote with the recommendation of our board of directors may make it more difficult for our other shareholders to exercise influence over most matters submitted to shareholders for approval, including the election of directors, issuances of securities for equity compensation plans, amendments to the Articles, and shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act. Additionally, such Abbott subsidiaries are obligated, pursuant to a shareholder agreement, not to tender any ordinary shares in any tender or exchange offer that our board of directors recommends that the shareholders reject and, if our board of directors has recommended against a transaction, such Abbott subsidiaries are required to vote against such transaction, which may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, a majority of our outstanding ordinary shares in a public takeover offer, or control of our board of directors through a proxy solicitation.
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
WE MAY BE FORCED TO DELIST, OR OTHERWISE CHOOSE TO DELIST, FROM THE TEL AVIV STOCK EXCHANGE IN THE FUTURE AND THIS COULD HAVE A NEGATIVE IMPACT ON OUR ORDINARY SHARE PRICE AND ON THE LIQUIDITY OF OUR ORDINARY SHARES.
On October 29, 2015, the Tel Aviv Stock Exchange (the “TASE”) approved the listing of our ordinary shares on the TASE, and our ordinary shares began trading on the TASE on November 4, 2015. As a result, our ordinary shares are now listed on both the NASDAQ Global Select Stock Market (“NASDAQ”) and the TASE. In connection with our offer to acquire Perrigo Company plc, we have undertaken that our ordinary shares will be listed on the TASE for a period of not less than one year from the date they first started trading on the TASE. We have also undertaken with the TASE that for as long as our ordinary shares are listed for trading on the TASE, if new Mylan preferred shares are issued, in response to the Dutch foundation (stichting) described above exercising its call option to acquire preferred shares or otherwise, we will take all necessary actions, as soon as practicable and no later than three Israeli business days following the issuance of such preferred shares, to notify the TASE that we are delisting our ordinary shares from the TASE (with such delisting to take effect 90 days later). Accordingly, there can be no guarantee as to how long our ordinary shares will continue to be listed on the TASE. If we delist from the TASE, that could have a negative impact on our ordinary share price and on the liquidity of our ordinary shares for our shareholders, particularly in Israel.
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
THE MARKET PRICE OF THE ORDINARY SHARES MAY BE VOLATILE, AND THE VALUE OF YOUR INVESTMENT COULD MATERIALLY DECLINE.
Investors who hold Mylan N.V.’s ordinary shares may not be able to sell their shares at or above the price at which they purchased such shares. The share price of Mylan N.V.’s ordinary shares fluctuate materially from time to time, and we cannot predict the price of the ordinary shares at any given time. The risk factors described herein could cause the price of the ordinary shares to fluctuate materially. In addition, the stock market in general, including the market for generic and specialty pharmaceutical companies, has experienced price and volume fluctuations. These broad market and industry factors may materially harm the market price of the ordinary shares, regardless of our operating performance. In addition, the price of the ordinary shares may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of the ordinary shares could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation has often been instituted against other companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. We may issue additional ordinary shares upon the exercise of existing warrants, and we or our shareholders also may offer or sell our ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares. An increase in the number of the ordinary shares issued and outstanding and the possibility of sales of ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares may depress the future trading price of the ordinary shares. In addition, if additional offerings occur, the voting power of our then existing shareholders may be diluted.
THE EPD TRANSACTION MAY NOT ACHIEVE ALL INTENDED BENEFITS OR MAY DISRUPT OUR PLANS AND OPERATIONS.
There can be no assurance that we will be able to successfully complete the integration of the acquired EPD Business with the business of Mylan Inc. or otherwise fully realize the expected benefits of the EPD Transaction. Our ability to fully realize the anticipated benefits of the EPD Transaction will depend, to a large extent, on our ability to integrate the acquired EPD Business with the business of Mylan Inc. and realize the benefits of the combined business. The combination of two independent businesses is a complex, costly, and time-consuming process. Our business may be negatively impacted if we are unable to effectively manage its expanded operations. The integration is ongoing and continues to require significant time and focus from management and may divert attention from the day-to-day operations of our business. Additionally, the integration of the businesses could disrupt our plans and operations, which could delay the achievement of our strategic objectives.
The expected synergies and operating efficiencies of the EPD Transaction may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of combining the operations of the businesses include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from combining the acquired EPD Business with the business of Mylan Inc.;

•	difficulties in the integration of operations and IT applications, including enterprise resource planning (“ERP”) systems;

•	difficulties in the integration of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•
the complexities of managing the ongoing relationship with Abbott, and certain of its business partners, which includes agreements providing for transition services, development and manufacturing relationships, and license arrangements.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. Furthermore, even if the operations of Mylan Inc. and the acquired EPD Business are integrated successfully, we may not realize the full benefits of the EPD Transaction, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the EPD Transaction, and/or negatively impact the price of our ordinary shares.
WE EXPECT TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS OR CHANGES IN OTHER LAWS (INCLUDING UNDER APPLICABLE INCOME TAX TREATIES), REGULATIONS, RULES, OR INTERPRETATIONS THEREOF APPLICABLE TO INVERTED COMPANIES AND THEIR AFFILIATES, WHETHER ENACTED BEFORE OR AFTER THE EPD TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT US.
Under current U.S. law, we believe that we should not be treated as a U.S. corporation for U.S. federal income tax purposes as a result of the EPD Transaction. Changes to Section 7874 of the Internal Revenue Code (the “Code”) or, to the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, or to other relevant tax laws (including applicable income tax treaties), could affect our status as a non-U.S. corporation for U.S. federal income tax purposes and the tax consequences to us and our affiliates. Any such changes could have prospective or retroactive application, and may apply even if enacted or promulgated now that the EPD Transaction has closed. If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, or if the relevant tax laws (including applicable income tax treaties) change, we would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation or if the relevant tax laws (including applicable income tax treaties) had not changed.

On August 5, 2014, the U.S. Treasury Department announced that it is reviewing a broad range of authorities for possible administrative actions that could limit the ability of a U.S. corporation to complete a transaction in which it becomes a subsidiary of a non-U.S. corporation (commonly known as an “inversion transaction”) or reduce certain tax benefits after an inversion transaction takes place. On September 22, 2014 and November 19, 2015, the U.S. Treasury Department issued notices announcing its intention to promulgate certain regulations that will apply to inversion transactions completed on or after September 22, 2014.
In the notices, the U.S. Treasury Department also announced that it expects to issue additional guidance to further limit and reduce the benefits of certain inversion transactions. In particular, it is considering regulations that may limit income tax treaty eligibility and the ability of certain foreign-owned U.S. corporations to deduct certain interest payments (so-called “earnings stripping”). Any such future guidance will apply prospectively, but to the extent it applies only to companies that have completed inversion transactions, it will specifically apply to companies that have completed such transactions on or after September 22, 2014. Additionally, there have been recent legislative proposals intended to limit or discourage inversion transactions and on May 20, 2015, the U.S. Treasury Department announced its intention to revise certain provisions of the model income tax treaties, which, if ultimately adopted by the U.S. and relevant jurisdictions, could reduce potential tax benefits for us and our affiliates by imposing U.S. withholding taxes on particular payments from our U.S. affiliates to related and unrelated foreign persons. Any such future regulatory or legislative actions regarding inversion transactions or any other changes in relevant tax laws (including under applicable income tax treaties), if taken, could apply to us, could disadvantage us as compared to other corporations, including non-U.S. corporations that have completed inversion transactions prior to September 22, 2014, and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
WE MAY NOT BE ABLE TO MAINTAIN COMPETITIVE FINANCIAL FLEXIBILITY AND OUR CORPORATE TAX RATE.
We believe that our structure and operations will give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. The material assumptions underlying our expected tax rates include the fact that we expect certain of our businesses will be operated outside of the U.S. and, as such, will be subject to a lower tax rate than operations in the U.S., which will result in a lower blended worldwide tax rate we were previously able to achieve. We must also make assumptions regarding the effect of certain internal reorganization transactions, including various intercompany transactions. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K., the Netherlands and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. Such a material change could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

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
WE MAY BECOME TAXABLE IN A JURISDICTION OTHER THAN THE UNITED KINGDOM AND THIS MAY INCREASE THE AGGREGATE TAX BURDEN ON US.
Based on our current management structure and current tax laws of the United States, the United Kingdom, and the Netherlands, as well as applicable income tax treaties, and current interpretations thereof, the United Kingdom and the Netherlands competent authorities have determined that we are tax resident solely in the United Kingdom for the purposes of the Netherlands-U.K. tax treaty. We have received a binding ruling from the competent authorities in the United Kingdom and in the Netherlands confirming this treatment. We will therefore be tax resident solely in the United Kingdom so long as the facts and circumstances set forth in the relevant application letters sent to those authorities remain accurate. Even though we received a binding ruling, the applicable tax laws or interpretations thereof may change, or the assumptions on which such rulings were based may differ from the facts. As a consequence, we may become a tax resident of a jurisdiction other than the U.K. As a consequence, our overall effective income tax rate and income tax expense could materially increase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE HAVE AND WILL INCUR DIRECT AND INDIRECT COSTS AS A RESULT OF OUR CORPORATE STRUCTURE.
We have incurred costs and expenses in connection with, and will incur further costs and expenses as a result of, becoming a Dutch company that is a tax resident of the United Kingdom. Certain costs are not readily ascertainable and are difficult to quantify and determine. These costs and expenses include professional fees associated with complying with Dutch corporate law and financial reporting requirements, professional fees associated with complying with the tax laws of the United Kingdom, and costs and expenses incurred in connection with holding a majority of the meetings of our board of directors and certain executive management meetings in the U.K., as well as any additional costs we may incur going forward as a result of our new corporate structure. These costs may materially exceed the costs historically borne by us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
The global economy continues to experience significant volatility, and the economic environment may continue to be, or become, less favorable than that of past years. Among other matters, the continued risk of a default on sovereign debt by one or more European countries, related financial restructuring efforts in Europe, and/or evolving deficit and spending reduction programs instituted by the U.S. and other governments could negatively impact the global economy and/or the pharmaceutical industry. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated governmental or third party payor coverage or reimbursement in the foreseeable future, and this may include reduced spending on healthcare, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, patients and customers reduce spending or purchases, and/or if governments and/or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals and/or impose price or other controls adversely impacting the price or availability of pharmaceuticals. In addition, reduced consumer and customer spending, and/or reduced government and/or third-party payor coverage or reimbursement, and/or new government controls, may drive us and our competitors to decrease prices and/or may reduce the ability of customers to pay and/or may result in reduced demand for our products. The occurrence of any of these risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS ARISING FROM THE INTERNATIONAL SCOPE OF OUR OPERATIONS.
Our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to:

•
compliance with a variety of national and local laws of countries in which we do business, including, but not limited to, data privacy and security and restrictions on the import and export of certain intermediates, drugs, and technologies;

•
compliance with a variety of U.S. laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and the Consumer Protection Act;

•
changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare;

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
In addition, our financial performance may be adversely affected by general economic conditions; economic, fiscal and social policy in India, including changes in exchange rates and controls, interest rates and taxation policies; and social instability and political, economic, or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train, and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.
Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations and employees by disrupting operations and communications and making travel and the conduct of our business more difficult. Resulting political or social tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could impact our customers’ willingness to do business with us and have a material adverse effect on the market for our products. Furthermore, if India were to become engaged in armed hostilities, including but not limited to hostilities that were protracted or involved the threat or use of nuclear or other weapons of mass destruction, our India operations might not be able to continue. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. The occurrence of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
In addition, in April 2015 we received an unsolicited and subsequently withdrawn non-binding expression of interest from Teva Pharmaceutical Industries Ltd. to acquire all of our outstanding shares and may receive similar proposals in the future. Such unsolicited business proposals may not be consistent with or enhancing to our financial, operational, or market strategies (which we believe have proven to be successful) and may not further the interests of our shareholders and other stakeholders, including employees, creditors, customers, suppliers, relevant patient populations and communities in which Mylan operates and may jeopardize the sustainable success of Mylan’s business. However, the evaluation of and response to such unsolicited business proposals may nevertheless distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings.
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
THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED AND WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS.
The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with applicable laws and requirements of the FDA and comparable regulatory agencies, including foreign authorities, in our other markets with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. Failure to comply with regulations of the FDA and other foreign regulators could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information about any of our marketed or investigational products, those authorities may require labeling changes, establishment of a risk evaluation and mitigation strategy or similar strategy, restrictions on a product’s indicated uses or marketing, or post-approval studies or post-market surveillance.
The FDA and comparable regulatory authorities also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and similar regulators in other countries. Products must be manufactured in our facilities in accordance with current good manufacturing practices (“cGMP”) or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money, and effort in multiple areas, including training of personnel, record-keeping, production, and quality control and quality assurance. The FDA and other regulatory authorities, including foreign authorities, periodically inspect our manufacturing facilities for compliance with cGMP or similar standards in the applicable territory. Regulatory approval to manufacture a drug is granted on a site-specific basis. Failure to comply with cGMP and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an adverse action brought by the FDA or other regulatory authorities, which could result in a receipt of an untitled or warning letter, fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, suspension of review of applications or other submissions, suspension of ongoing clinical trials, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, orders to suspend, vary, or withdraw marketing authorizations, injunctions, consent decrees, requirements to modify promotional materials or issue corrective information to healthcare practitioners, refusal to permit import or export, criminal prosecution and/or other adverse actions.
If any regulatory body were to delay, withhold, or withdraw approval of an application; require a recall or other adverse product action; require one of our manufacturing facilities to cease or limit production; or suspend, vary, or withdraw related marketing authorization, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Although we have established internal regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our efforts at compliance, from time to time we receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. We may receive similar observations and correspondence in the future. If we are unable to resolve these observations and address regulator’s concerns in a timely fashion, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially affected.
On September 9, 2013, prior to our completion of the Agila acquisition, the FDA issued a warning letter to Strides Arcolab for its Agila Sterile Manufacturing Facility 2 in Bangalore, India. On August 6, 2015, the FDA issued a second warning letter regarding this facility, the Agila Onco Therapies Limited facility and the Agila Sterile Product Division facility. We are working to resolve this matter expeditiously and we continue to work closely with the FDA and other regulatory entities to address our improvements at all Agila facilities. No assurances can be provided that the resolution of the issues identified in the FDA’s letters will not have a material adverse effect on our global injectables business. Failing to resolve the issues identified in the FDA’s letter could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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

THE USE OF LEGAL, REGULATORY, AND LEGISLATIVE STRATEGIES BY BOTH BRAND AND GENERIC COMPETITORS, INCLUDING BUT NOT LIMITED TO “AUTHORIZED GENERICS” AND REGULATORY PETITIONS, AS WELL AS THE POTENTIAL IMPACT OF PROPOSED AND NEWLY ENACTED LEGISLATION, MAY INCREASE COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS, COULD DELAY OR PREVENT SUCH INTRODUCTION, AND COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFIT.
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
In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.
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
IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR FUTURE REVENUE AND PROFIT MAY BE ADVERSELY AFFECTED.
Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new generic products as well as branded pharmaceutical products protected by patent or statutory authority. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet proven as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including among others uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new and complex drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable.
Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence, clinical, or other studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited, for example, with respect to the indicated uses and delivery methods for which the drug may be marketed, or may include warnings, precautions or contraindications in the labeling, which could restrict our potential market for the drug. A regulatory approval may also include post-approval study or risk management requirements that may substantially increase the resources required to market the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.
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
In the U.S., the Hatch-Waxman Act provides for a period of 180 days of generic marketing exclusivity for a “first applicant,” that is the first submitted ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with the ANDA’s reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be shared with other ANDAs filed on the same day, the FDA cannot grant final approval to later-submitted ANDAs for the same generic equivalent. If an ANDA is awarded 180-day exclusivity, the applicant generally enjoys higher market share, net revenues, and gross margin for that generic product. However, our ability to obtain 180 days of generic marketing exclusivity may be dependent upon our ability to obtain FDA approval or tentative approval within an applicable time period of the FDA’s acceptance of our ANDA. If we are unable to obtain approval or tentative approval within that time period, we may risk forfeiture of such marketing exclusivity. By contrast, if we are not a “first applicant” to challenge a listed patent for such a product, we may lose significant advantages to a competitor with 180-day exclusivity, even if we obtain FDA approval for our generic drug product. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications.
In the EU and other countries and regions, there is no exclusivity period for the first generic product. The European Commission or national regulatory agencies may grant marketing authorizations to any number of generics.
If we are unable to navigate our products through the approval process in a timely manner, there could be an adverse effect on our product introduction plans, business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.
Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our generic biologics program and respiratory platform. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs and biosimilar applications in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new and/or complex products, our research expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We or our partners may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.
Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons. If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
EVEN IF OUR PRODUCTS IN DEVELOPMENT RECEIVE REGULATORY APPROVAL, SUCH PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE.
Even if we are able to obtain regulatory approvals for our new generic or branded pharmaceutical products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:

•	the availability, perceived advantages, and relative safety and efficacy of alternative products from our competitors;

•	the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the prices of our products relative to those of our competitors;

•	the timing of our market entry;

•	the effectiveness of our marketing, sales, and distribution strategy and operations;

•	other competitor actions; and

•
the continued acceptance of and/or reimbursement for our products by government and private formularies and/or third party payors, as well as the willingness and ability of patients to pay for our products.

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, such studies have resulted, and may in the future result, in the discontinuation or variation of product marketing authorizations or requirements for risk management programs, such as a patient registry. Any of these events could adversely affect our profitability, business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE DEVELOPMENT, APPROVAL PROCESS, MANUFACTURE AND COMMERCIALIZATION OF BIOSIMILAR PRODUCTS INVOLVE UNIQUE CHALLENGES AND UNCERTAINTIES, AND OUR FAILURE TO SUCCESSFULLY INTRODUCE BIOSIMILAR PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND FUTURE OPERATING RESULTS.
We and our partners and suppliers are actively working to develop and commercialize biosimilar products - that is, a biological product that is highly similar to an already approved reference biological product, and for which there are no clinically meaningful differences between the biosimilar and the reference biological product in terms of safety, purity and potency. Although the Biologics Price Competition and Innovation Act of 2009 established a framework for the review and approval of biosimilar products and the FDA has begun to review and approve biosimilar product applications, there continues to be significant uncertainty regarding the regulatory pathway in the U.S. and in other countries to obtain approval for biosimilar products. There is also uncertainty regarding the commercial pathway to successfully market and sell such products.
Moreover, biosimilar products will likely be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a biosimilar product for many years. If we are unable to obtain FDA or other non-U.S. regulatory authority approval for our products, we will be unable to market them. Even if our biosimilar products are approved for marketing, the products may not be commercially successful and may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to regulators, patients, physicians and payors (such as insurance companies) that such products are safe and effective yet offer a more competitive price or other benefit over existing therapies. In addition, the development and manufacture of biosimilars pose unique challenges related to the supply of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials. We may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of our investments in the development, manufacture and sale of such products. If our development efforts do not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, or upon the occurrence of any of the above risks, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
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

We also face increasing competition from lower-cost generic products and other branded products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly by generic substitutes. As a result, sales of many of these products may decline or stop growing over time. Various factors may result in the sales of certain of our products, particularly those acquired in the EPD Transaction, declining faster than has been projected, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our sales and, potentially, our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES, GROSS PROFIT, OR NET EARNINGS FROM TIME TO TIME.
Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit, and net earnings. For the years ended December 31, 2015 and 2014, Mylan’s top ten products in terms of sales, in the aggregate, represented approximately 29% and 33%, respectively, of its consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
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
During the years ended December 31, 2015, 2014 and 2013, Mylan’s consolidated third party net sales to Cardinal Health, Inc. were approximately 12%, 12% and 15%, respectively; Mylan’s consolidated third party net sales to McKesson Corporation were approximately 15%, 19% and 14%, respectively; and Mylan’s consolidated third party net sales to AmeriSourceBergen Corporation were approximately 16%, 13% and 10%, respectively, of consolidated third party net sales.
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
A significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions increases the negotiating power of these groups, potentially enabling them to attempt to extract price discounts, rebates, and other restrictive pricing terms on our products. The occurrence of any of the above risks could have a material adverse affect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S., as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and similar regulatory agencies for procurement quotas in order to obtain these substances. Any delay or refusal by the DEA or such similar agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE SUPPLY OF API INTO EUROPE MAY BE NEGATIVELY AFFECTED BY RECENT REGULATIONS PROMULGATED BY THE EUROPEAN UNION.
All API imported into the EU has needed to be certified as complying with the good manufacturing practice standards established by the EU laws and guidance, as stipulated by the International Conference for Harmonization. These regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, the national regulatory authorities of each exporting country must: (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting an API may cause delays in delivery or shortages of an API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may prevent us from manufacturing, or cause us to have to cease manufacture of, certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
OUR REPORTING AND PAYMENT OBLIGATIONS RELATED TO OUR PARTICIPATION IN U.S. FEDERAL HEALTHCARE PROGRAMS, INCLUDING MEDICARE AND MEDICAID, ARE COMPLEX AND OFTEN INVOLVE SUBJECTIVE DECISIONS THAT COULD CHANGE AS A RESULT OF NEW BUSINESS CIRCUMSTANCES, NEW REGULATIONS OR AGENCY GUIDANCE, OR ADVICE OF LEGAL COUNSEL. ANY FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO INVESTIGATION, PENALTIES, AND SANCTIONS.
Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal healthcare programs, including Medicare and Medicaid, are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.
Pharmaceutical manufacturers that participate in the Medicaid Drug Rebate Program, such as Mylan, are required to report certain pricing data to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs.  This data includes the Average Manufacturer Price (“AMP”) for each of the manufacturer’s covered outpatient drugs.  CMS calculates a type of U.S. federal ceiling on reimbursement rates to pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limit (“FUL”). The PPACA includes a provision requiring CMS to use the weighted average AMP for pharmaceutically and therapeutically equivalent multiple source drugs to calculate FULs, instead of the other pricing data CMS previously used. The provision was effective October 1, 2010; however, AMP-based FULs have not yet been implemented to set the federal ceiling on reimbursement rates for multiple source drugs. On January 21, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Health Reform Laws, including AMP-based FULs. These regulations generally become effective April 1, 2016. Although weighted average AMP-based FULs would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our commercial price negotiations.
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
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments - and even in the absence of any such ambiguity - a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS or the U.S. Department of Veterans Affairs to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS, OR OTHER THIRD-PARTY PAYORS. IN ADDITION, THE USE OF TENDER SYSTEMS AND OTHER FORMS OF PRICE CONTROL COULD REDUCE PRICES FOR OUR PRODUCTS OR REDUCE OUR MARKET OPPORTUNITIES.
Various governmental authorities (including, among others, the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as HMOs in the U.S., provide reimbursements or subsidies to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed healthcare, and legislative healthcare reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Such a decline could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
LEGISLATIVE OR REGULATORY PROGRAMS THAT MAY INFLUENCE PRICES OF PHARMACEUTICAL PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
Current or future U.S. federal, U.S. state or other countries’ laws and regulations may influence the prices of drugs and, therefore, could adversely affect the payment that we receive for our products. For example, programs in existence in certain states in the U.S. seek to broadly set prices, within those states, through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular state Medicare and/or Medicaid programs, or changes required in the way in which Medicare payment rates are set and/or the way Medicaid rebates are calculated, could adversely affect the payment we receive for our products and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
HEALTHCARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the U.S., and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. The PPACA and The Health

Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively, the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.
We are unable to predict the future course of federal or state healthcare legislation. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets, and may create the opportunity for third party cross border trade.
If significant additional reforms are made to the U.S. healthcare system, or to the healthcare systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
Our credit facilities, senior unsecured notes, accounts receivable securitization facility, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our Revolving Credit Agreement, 2014 Term Loan, 2015 Term Loan, and accounts receivable securitization facility require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
OUR ACTUAL FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THE UNAUDITED PRO FORMA FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT.
The unaudited pro forma financial information contained in the Form 10-K may not be an indication of what our financial position or results of operations would have been had the EPD Transaction been completed on the date indicated nor are they indicative of the future operating results of Mylan N.V. The unaudited pro forma financial information has been derived from the historical consolidated financial statements of Mylan N.V., Mylan Inc., and the combined financial statements of the EPD Business and reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs, and the related income tax effects. The information upon which these adjustments have been made is subjective, and these types of adjustments are difficult to make with complete accuracy. Accordingly, the actual financial position and results of our operations following the EPD Transaction may not be consistent with, or evident from, this unaudited pro forma financial information and other factors may affect our business, financial condition, results of operations, cash flows, and/or ordinary share price, including, among others, those described herein.
THE EPD BUSINESS HAS A LIMITED HISTORY IN THE STRUCTURE IN WHICH IT CURRENTLY OPERATES.
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
Prior to the EPD Transaction, Abbott or one of its affiliates performed various corporate functions for the EPD Business, such as accounting, information technology, and finance, among others. Abbott is required to provide some of these functions to the EPD Business for a period of time pursuant to the Transition Services Agreement. The EPD Business may incur temporary interruptions in business operations if it cannot complete the transition effectively from Abbott’s existing operational systems and the transition services that support these functions as the EPD Business replaces these systems or integrates them with our systems. The EPD Business is dependent on Abbott providing certain transition services, and we could be negatively impacted if Abbott fails to perform under the Transition Services Agreement. In addition, Abbott or one of its affiliates is required to manufacture products for the EPD Business, pursuant to certain agreements providing for, among other things, manufacturing and supply services. Disruptions or disagreements related to the third-party manufacturing relationship with Abbott could impair our ability to ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers.
Mylan has certain obligations to provide transition services to Abbott and to manufacture for and supply products to Abbott. Accordingly, we may need to allocate resources to provide transition services or manufacturing capacity to Abbott in lieu of supplying products for the EPD Business, which could have a negative impact on us.

In addition, Abbott or one of its affiliates owns registrations, including marketing authorizations, for certain products of the EPD Business in certain jurisdictions, and disagreements could arise regarding Abbott’s or our use of such registrations in the territory allocated to each party.
The risks related to the foregoing relationships between us and Abbott could be exacerbated if Abbott fails to perform under the agreements between Mylan and Abbott or the EPD Business fails to have necessary systems and services in place when the obligations under the agreements between Mylan and Abbott expire, and such risks could have a negative impact on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S., including significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. We and our vendors could be susceptible to third party attacks on our information technology systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary, business information and personal information) is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information and invested heavily in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
Risks Related to the Offer
THE OFFER MAY NOT BE COMPLETED ON FAVORABLE TERMS OR AT ALL, AND IF COMPLETED, THE OFFER MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT OUR PLANS AND OPERATIONS.
Our obligation to complete the public offer to the shareholders of Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”) is subject to the satisfaction or waiver of a number of customary closing conditions, including (i) holders of at least 90% of the outstanding Meda shares tendering their shares into the Offer and (ii) receipt of all necessary regulatory, governmental or similar clearances, approvals and decisions, including from competition authorities. Since the fulfillment of these conditions is beyond our control, there are no guarantees as to when the Offer will be completed, or that it will be completed at all. Uncertainty in the financial markets regarding if or when the Offer will be completed may negatively affect the price of our ordinary shares. In addition, to grant such clearances, approvals, and decisions, competition authorities may impose requirements, limitations, or costs on the conduct of our businesses or require divestitures after completion of the Offer that could delay the completion of the Offer or may reduce the anticipated benefits of the Offer.
If the proposed acquisition of Meda is not completed for any reason, we would be subject to a number of risks, including, among others:

•	incurring substantial expenses and costs, including legal, accounting, financing, and advisory fees, that we would be unable to recover; and

•	negative reactions from the financial markets or from our customers, vendors, and employees.
If the Offer is completed, we cannot assure you that we will be able to successfully integrate the business of Meda with the business of Mylan or otherwise realize the expected benefits of the Offer. Mylan’s ability to realize the anticipated benefits of the Offer will depend, to a large extent, on Mylan’s ability to integrate Meda with the business of Mylan and realize the expected benefits of the combined business. The combination of two independent businesses is a complex, costly, and time-consuming process. The integration will require significant time and focus from management following the Offer and may divert attention from the day-to-day operations of the combined business. Integration challenges, many of which are outside of Mylan’s control, may prevent the expected synergies and operating efficiencies of the Offer from being fully realized, which could result in higher than anticipated costs for the combined company. Additionally, consummation of the Offer could disrupt current plans and operations and delay the achievement of our strategic objectives. Failing to achieve the expected synergies and operating efficiencies of the Offer or any delay in the achievement of our strategic objectives could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.
Even if the operations of Mylan and Meda are integrated successfully, the full anticipated benefits of the Offer, including the synergies, operating efficiencies, or sales or growth opportunities may not be achieved within the anticipated time frame or at all. Mylan has entered into a new bridge loan credit facility under which it may obtain loans in an aggregate amount up to $10.05 billion to finance the cash portion of the consideration for the Offer and/or repay certain existing indebtedness. Mylan’s business may be negatively impacted if it is unable to effectively manage its expanded operations and increased level of indebtedness following the Offer. Mylan’s increased indebtedness following the consummation of the Offer could also have adverse consequences, including but not limited to (i) increasing our vulnerability to general adverse economic and industry conditions and (ii) limiting our flexibility in planning for or reacting to challenges, opportunities, and changes in our businesses and the markets in which we operate. All of these factors could cause dilution to the earnings per share of the combined business, decrease or delay any potential accretive effect of the Offer, and/or have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or ordinary share price.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
For information regarding properties, refer to Item 1, “Business,” in Part I of this Annual Report.

ITEM 3.	Legal Proceedings
For information regarding legal proceedings, refer to Note 16 Contingencies, in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 27, 2015, Mylan Inc. became an indirect wholly owned subsidiary of Mylan N.V., and Mylan Inc.’s common stock ceased trading on the NASDAQ Global Select Stock Market (“NASDAQ”). Mylan N.V.’s ordinary shares began trading on NASDAQ under the symbol “MYL” on March 2, 2015. On November 4, 2015, Mylan N.V.’s ordinary shares began trading on the Tel Aviv Stock Exchange (the “TASE”) under the symbol “MYL.”
The following table sets forth the quarterly high and low sales prices for Mylan N.V.’s ordinary shares for the quarterly periods of 2015 after March 31, 2015; for Mylan N.V.’s ordinary shares (from March 2, 2015 through March 31, 2015) and Mylan Inc.’s common stock (from January 1, 2015 through February 27, 2015) for the quarterly period ended March 31, 2015; and Mylan Inc.’s common stock for the quarterly periods of 2014, each as reported on NASDAQ:

Year Ended December 31, 2015	High	Low
Three months ended March 31, 2015	$65.63	$52.21
Three months ended June 30, 2015	76.69	57.46
Three months ended September 30, 2015	73.91	39.16
Three months ended December 31, 2015	55.51	37.59

Year Ended December 31, 2014	High	Low
Three months ended March 31, 2014	$57.52	$41.97
Three months ended June 30, 2014	55.30	44.74
Three months ended September 30, 2014	53.05	44.80
Three months ended December 31, 2014	59.60	45.02
As of December 10, 2015, there were approximately 185,000 holders of Mylan N.V. ordinary shares, including those held in street or nominee name.
The Company did not pay dividends in 2015 and does not intend to pay dividends on its ordinary shares in the near future.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 30, 2015	—	$—	—	$—
November 1 - November 30, 2015	918,332	$51.34	918,332	$952,871,202
December 1 - December 31, 2015(4)	392,861	$58.32	392,861	$929,959,112
Total	1,311,193	$51.46	1,311,193	$929,959,112
____________
(1)On November 16, 2015, the Company announced that its Board of Directors had approved the repurchase of up to $1 billion of the Company’s ordinary shares either in the open market through privately-negotiated transactions or in one or more self tender offers (the “Share Repurchase Program”). The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares and expires on August 27, 2016.
(2)The number of shares purchased is based on the purchase date and not the settlement date.
(3)Average price per share includes commissions.

(4)At December 31, 2015, the Share Repurchase Program has approximately $930 million that can be repurchased.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the past three years, we have issued unregistered securities in connection with the following transactions:
In December 2015, Mylan N.V. issued $1.0 billion aggregate principal amount of Senior Notes, comprised of 3.000% Senior Notes due 2018 and 3.750% Senior Notes due 2020. These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulations S under the Securities Act.

In June 2013, Mylan Inc. issued $1.15 billion aggregate principal amount of 1.800% Senior Notes due 2016 and 2.600% Senior Notes due 2018 in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. Mylan Inc. filed a registration statement with the SEC with respect to an offer to exchange these notes for registered notes with the same aggregate principal amount and terms substantially identical in all material respects.

STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2011, 2012, 2013, 2014 and 2015 of $100 invested on December 31, 2010 in the Company’s Ordinary Shares, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	12/10	12/11	12/12	12/13	12/14	12/15
Mylan N.V. (1)	100.00	101.56	129.91	205.40	266.78	255.89
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Pharmaceuticals	100.00	118.64	135.14	180.98	219.72	233.36
____________

(1)	Mylan Inc. prior to February 27, 2015.

ITEM 6.	Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K. The functional currency of the primary economic environment in which the operations of Mylan and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.
Mylan N.V. is the successor to Mylan Inc., the information set forth below refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013	2012	2011(1)
Statements of Operations:
Total revenues	$9,429.3	$7,719.6	$6,909.1	$6,796.1	$6,129.8
Cost of sales (2)	5,213.2	4,191.6	3,868.8	3,887.8	3,566.4
Gross profit	4,216.1	3,528.0	3,040.3	2,908.3	2,563.4
Operating expenses:
Research and development	671.9	581.8	507.8	401.3	294.7
Selling, general and administrative	2,180.7	1,625.7	1,408.5	1,392.4	1,214.6
Litigation settlements, net	(97.4)	47.9	(14.6)	(3.1)	48.6
Other operating (income) expense, net	—	(80.0)	3.1	8.3	—
Earnings from operations	1,460.9	1,352.6	1,135.5	1,109.4	1,005.5
Interest expense	339.4	333.2	313.3	308.7	335.9
Other expense (income), net	206.1	44.9	74.9	(3.5)	15.0
Earnings before income taxes and noncontrolling interest	915.4	974.5	747.3	804.2	654.6
Income tax provision	67.7	41.4	120.8	161.2	115.8
Net earnings attributable to the noncontrolling interest	(0.1)	(3.7)	(2.8)	(2.1)	(2.0)
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$929.4	$623.7	$640.9	$536.8
Selected Balance Sheet data:
Total assets(3) (4)	$22,267.7	$15,820.5	$15,086.6	$11,847.8	$11,530.5
Working capital(3) (4) (5)	2,350.5	1,137.2	1,258.6	1,485.4	804.5
Short-term borrowings	1.3	330.7	439.8	299.0	128.1
Long-term debt, including current portion of long-term debt(3)	7,294.3	8,104.1	7,543.8	5,395.6	5,130.9
Total equity	9,765.8	3,276.0	2,959.9	3,355.8	3,504.8
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$1.80	$2.49	$1.63	$1.54	$1.25
Diluted	$1.70	$2.34	$1.58	$1.52	$1.22
Weighted average ordinary shares outstanding:
Basic	472.2	373.7	383.3	415.2	430.8
Diluted	497.4	398.0	394.5	420.2	438.8

____________
(1)The weighted average common shares outstanding includes the full year effect of the conversion of the 6.50% mandatorily convertible preferred stock into approximately 125.2 million shares of common stock.
(2)Cost of sales includes the following amounts primarily related to the amortization of purchased intangibles from acquisitions: $854.2 million, $375.9 million, $351.1 million, $349.5 million and $348.6 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. In addition, cost of sales included the following amounts related to impairment charges to intangible assets: $31.3 million, $27.7 million, $18.0 million, $41.6 million and $16.2 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(3)Pursuant to the Company’s early adoption of ASU 2015-03, Interest - Imputation of Interest, as of December 31, 2015, as further described in Item 8. Note 2 Summary of Significant Accounting Policies, deferred financing fees related to term debt has been retrospectively reclassified from other assets to long-term debt or the current portion of long-term debt, depending on the debt instrument, on the Consolidated Balance Sheets for all periods presented. The Company retrospectively reclassified approximately $34.4 million, $42.7 million, $36.3 million and $37.3 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.
(4)Pursuant to the Company’s early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015, as further described in Item 8. Note 2 Summary of Significant Accounting Policies, deferred tax assets and liabilities that had been previously classified as current have been retrospectively reclassified to noncurrent on the Consolidated Balance Sheets for all periods presented. The reclassification resulted in a decrease in current assets of approximately $345.7 million, $250.1 million, $229.3 million and $202.9 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. The reclassification resulted in a decrease in current liabilities of approximately $0.2 million, $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.
(5)Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Mylan,” “our,” or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures.

This Form 10-K contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Proposed Transaction”), Mylan’s related public offer to the shareholders of Meda to acquire all of the outstanding shares of Meda (the “Offer”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the benefits and synergies of the EPD Transaction and the Proposed Transaction, future opportunities for Mylan, Meda, or the combined company and products, and any other statements regarding Mylan’s, Meda’s, or the combined company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Proposed Transaction, including as to the timing of the Proposed Transaction, uncertainties as to whether Mylan will be able to complete the Proposed Transaction, the possibility that competing offers will be made, the possibility that certain conditions to the completion of the Offer will not be satisfied, and the possibility that Mylan will be unable to obtain regulatory approvals for the Proposed Transaction or be required, as a condition to obtaining regulatory approvals, to accept conditions that could reduce the anticipated benefits of the Proposed Transaction; the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Proposed Transaction; changes in relevant tax and other laws, including but not limited to changes in healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Proposed Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction and the Proposed Transaction within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market; success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan, Meda, or the combined company; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in this Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the SEC. These risks and uncertainties also include those risks and uncertainties that will be discussed in the offer document to be filed with the Swedish Financial Supervisory Authority (“SFSA”), the Registration Statement on Form S-4 to be filed with the SEC and the EU Prospectus to be filed with the Netherlands Authority for the Financial Markets (“AFM”) or another competent EU authority. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-K.

ADDITIONAL INFORMATION
In connection with the Offer, an offer document will be filed with the SFSA and published by Mylan upon approval by the SFSA. In addition, Mylan expects to file certain materials with the SEC, including, among other materials, a Registration Statement on Form S-4. Mylan also expects to file an EU Prospectus with the AFM or another competent EU authority. This report is not intended to be, and is not, a substitute for such documents or for any other document that Mylan may file with the SFSA, the SEC, the AFM or any other competent EU authority in connection with the Offer. INVESTORS AND SECURITYHOLDERS OF MEDA ARE URGED TO READ ANY DOCUMENTS FILED WITH THE SFSA, THE SEC AND THE AFM OR ANY OTHER COMPETENT EU AUTHORITY CAREFULLY AND IN THEIR ENTIRETY (IF AND WHEN THEY BECOME AVAILABLE) BEFORE MAKING AN INVESTMENT DECISION BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, MEDA AND THE OFFER. Such documents will be available free of charge through the website maintained by the SEC at www.sec.gov, on Mylan's website at medatransaction.mylan.com or, to the extent filed with the AFM, through the website maintained by the AFM at www.afm.nl, or by directing a request to Mylan at 724-514-1813 or investor.relations@mylan.com. Any materials filed by Mylan with the SFSA, the SEC, the AFM or any other competent EU authority that are required to be mailed to Meda shareholders will also be mailed to such shareholders.

Executive Overview
Mylan is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in healthcare by creating better health for a better world, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership.

Mylan offers one of the industry’s broadest product portfolios, including more than 1,400 marketed products, to customers in approximately 165 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes more than 50 manufacturing and research and development (“R&D”) facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong R&D network that has consistently delivered a robust product pipeline. Additionally, Mylan has a specialty business that is focused on respiratory and allergy therapies.

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
Significant recent events include the following:
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. and Abbott entered into an amended and restated definitive agreement implementing the transaction (the “EPD Transaction Agreement”). The EPD Transaction closed on February 27, 2015 (the “EPD Transaction Closing Date”), after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the acquired EPD Business to Mylan N.V., in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the acquired EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. In addition, Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and Mylan N.V. group’s global headquarters are located in Canonsburg, Pennsylvania.

The acquired EPD Business includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan N.V. has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the acquired EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by NASDAQ. At the closing of the EPD Transaction, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares.
In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date.
Jai Pharma Limited
On February 2, 2015, the Company signed a definitive agreement to acquire certain female healthcare businesses from Famy Care Limited (such business “Jai Pharma Limited”), a specialty women’s healthcare company with global leadership in generic oral contraceptive products. On November 20, 2015, the Company completed the acquisition of Jai Pharma Limited through its wholly owned subsidiary Mylan Laboratories Limited for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration (“FDA”) of a product under development with Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that is contingent upon at least one of two principal former shareholders of Jai Pharma Limited continuing to provide consulting services to the acquired business for the two year post-closing period and will be treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment.
Other Transactions
On January 8, 2016, the Company entered into an agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits of the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
In December 2015, the Company entered into an agreement to acquire certain European intellectual property rights and marketing authorizations. The purchase price was $202.5 million including approximately $2.5 million of transaction costs. The Company accounted for this transaction as an asset acquisition. The Company paid $10 million at the closing of the transaction and expects to pay approximately $165 million during 2016 and the remaining $25 million during the first quarter of 2017, subject to certain timing conditions. The asset will be amortized over a useful life of 5 years.
On November 16, 2015, the Company announced that its Board of Directors had approved the Share Repurchase Program. The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares. The authorization expires on August 27, 2016.
On November 13, 2015, the Company announced that the acceptance condition to our previously announced offer (the “Perrigo Offer”) to acquire all of the issued and outstanding ordinary shares of Perrigo Company plc (“Perrigo”) had not been satisfied and the Perrigo Offer had lapsed in accordance with its terms. Any Perrigo ordinary shares that were tendered by Perrigo shareholders were returned to the respective Perrigo shareholders.

During 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360.8 million, which was paid during the year ended December 31, 2015 and is included in investing activities in the Consolidated Statements of Cash Flows. The Company will be subject to potential future sales and other contingent milestone payments under the terms of one of the agreements.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”), a novel once-daily nebulized long-acting muscarinic antagonist (“LAMA”) for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for the reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs during the year ended December 31, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.
On September 10, 2014, the Company entered into an agreement with Aspen Global Incorporated to acquire the U.S. commercialization, marketing and intellectual property rights related to Arixtra® Injection (“Arixtra”) and the authorized generic rights of Arixtra. The purchase price for this intangible asset was $300 million, of which $225 million was paid at the closing of the transaction on September 25, 2014. An additional $37.5 million was paid during the fourth quarter of 2014. The remaining $37.5 million, which was held in escrow, was released during the year ended December 31, 2015 upon the satisfaction of certain conditions.
Senior Credit Facilities and Issuance of Senior Notes
In December 2015, the Company issued $1.0 billion aggregate principal amount of Senior Notes, comprised of 3.000% Senior Notes due 2018 and 3.750% Senior Notes due 2020 (the “December 2015 Senior Notes”). The net proceeds from the offering were used to repay amounts outstanding under the Revolving Facility and the Accounts Receivable Securitization Facility (the “Receivables Facility”) and to finance a portion of the Share Repurchase Program.

On July 15, 2015, the Company entered into a term credit agreement (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent. The 2015 Term Credit Agreement provided for a delayed-draw term loan credit facility under which the Borrower obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the Company’s 7.875% Senior Notes due 2020 and (ii) a delayed draw term loan (the “Delayed Draw Loan,” and together with the Closing Date Loan, the “2015 Term Loans”) in the amount of $600.0 million, borrowed on September 15, 2015, which was primarily used to repay the notional amount of the Company’s 3.750% Cash Convertible Notes due 2015 (the “Cash Convertible Notes”) that matured on September 15, 2015.
In December 2014, the Company entered into a revolving credit agreement with a syndication of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”). The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings. Amounts drawn on the Revolving Facility become due and payable on December 19, 2019. On June 19, 2015, the Company entered into an additional amendment to the Revolving Credit Agreement (the “Incremental Amendment”). The Incremental Amendment provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. Proceeds from the Increased Commitments will be used for working capital, capital expenditures and other lawful corporate purposes.

Financial Summary
For the year ended December 31, 2015, Mylan reported total revenues of $9.43 billion compared to $7.72 billion for the year ended December 31, 2014. This represents an increase in revenues of $1.71 billion, or 22.1%. Consolidated gross profit for the current year was $4.22 billion, compared to $3.53 billion in the prior year, an increase of $688.1 million, or 19.5%. For the current year, earnings from operations were $1.46 billion, as compared to $1.35 billion for the year ended December 31, 2014, an increase of $108.3 million, or 8.0%.

Net earnings attributable to Mylan N.V. ordinary shareholders decreased $81.8 million, or 8.8%, to $847.6 million for the year ended December 31, 2015 compared to $929.4 million for the prior year. Diluted earnings per ordinary share attributable to Mylan N.V. decreased 27.4% from $2.34 to $1.70 for the year ended December 31, 2015 compared to the prior year primarily due to the impact of ordinary shares issued in the current year for the acquisition of the EPD Business and additional related costs, including amortization, partially offset by the additional earnings from the acquired EPD Business. In the prior year we recorded a gain related to the resolution of contingent consideration related to the Agila transaction and tax benefits related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited.

A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year's foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment for the years ended December 31, 2015, 2014 and 2013.

	Year Ended			2015		2014
	December 31,			Percent Change		Percent Change
(In millions, except percentage)	2015	2014	2013	Actual	Constant Currency	Actual	Constant Currency
Generics:
Third party net sales
North America	$3,895.6	$3,361.2	$3,006.6	16%	16%	12%	12%
Europe(a)	2,205.6	1,476.8	1,429.7	49%	65%	3%	3%
Rest of World	2,056.6	1,621.3	1,438.6	27%	38%	13%	18%
Total third party net sales(a)	8,157.8	6,459.3	5,874.9	26%	33%	10%	11%

Other third party revenues	40.8	51.1	25.8
Total third party revenues	8,198.6	6,510.4	5,900.7

Intersegment sales	6.3	4.7	5.7
Generics total revenues	8,204.9	6,515.1	5,906.4

Specialty:
Third party net sales	1,204.8	1,187.2	981.7	1%	1%	21%	21%
Other third party revenues	25.9	22.0	26.8
Total third party revenues	1,230.7	1,209.2	1,008.5

Intersegment sales	10.9	9.0	19.3
Specialty total revenues	1,241.6	1,218.2	1,027.8

Elimination of intersegment sales	(17.2)	(13.7)	(25.1)
Consolidated total revenues(a)	$9,429.3	$7,719.6	$6,909.1	22%	28%	12%	13%

____________

(a)
For the year ended December 31, 2015, Adjusted Third Party Net Sales in Europe totaled $2,222.7 million, Adjusted Generics Segment Third Party Net Sales totaled $8,174.9 million, Adjusted Third Party Net Sales totaled $9,379.7 million, and Adjusted Total Revenues were $9,446.4 million. Adjusted Third Party Net Sales in Europe, Adjusted Generics Segment Third Party Net Sales, Adjusted Third Party Net Sales and Adjusted Total Revenues are non-GAAP financial measures.

More information about other non-GAAP measures used by the Company as part of this discussion, including Adjusted Third Party Net Sales from Europe, Adjusted Generics Segment Third Party Net Sales, Adjusted Third Party Net Sales, Adjusted Total Revenues, Adjusted Cost of Sales, Adjusted Gross Margins, Adjusted Earnings and Adjusted EPS are discussed further in this Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations
2015 Compared to 2014
Total Revenues and Gross Profit
For the year ended December 31, 2015, Mylan reported total revenues of $9.43 billion compared to $7.72 billion in the prior year. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current year were $9.36 billion compared to $7.65 billion for the prior year, representing an increase of $1.72 billion, or 22.4%. Other third party revenues for the current year were $66.7 million compared to $73.1 million in the prior year, a decrease of $6.4 million.

Mylan’s current year revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, Japan and Australia. The unfavorable impact of foreign currency translation on current year total revenues was approximately $430 million, or 6%. As such, constant currency total revenues increased approximately $2.1 billion, or 28%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 33%, which included the impact of the acquired EPD Business, as well as a 1% increase in third party net sales in Specialty. The contribution of net sales from the acquired EPD Business totaled approximately $1.47 billion and net sales from new products totaled approximately $438.1 million in 2015. On a constant currency basis, net sales from existing products increased approximately $240 million as a result of an increase in volume of approximately $535 million, partially offset by a decrease in pricing of approximately $295 million.

In arriving at net sales, gross sales are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the Application of Critical Accounting Policies section in this Item 7 for a discussion of our methodology with respect to such provisions. For 2015, the most significant amounts charged against gross sales were $4.15 billion related to chargebacks and $2.08 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2014, the most significant amounts charged against gross sales were for chargebacks in the amount of $3.47 billion and incentives offered to our direct customers in the amount of $1.55 billion.

Cost of sales for the year ended December 31, 2015 was $5.21 billion, compared to $4.19 billion in the prior year. Cost of sales for the current year was impacted by purchase accounting related amortization of acquired intangible assets of approximately $885.5 million, acquisition related costs of approximately $98.5 million and restructuring and other special items of approximately $36.3 million as described further in the section titled Use of Non-GAAP Financial Measures. The prior year comparable period cost of sales included similar purchase accounting related amortization of approximately $403.6 million, acquisition related costs of approximately $68.6 million and restructuring and other special items of approximately $45.1 million. The increase in current year purchase accounting related items is principally the result of the acquired EPD Business. Excluding purchase accounting related amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current year increased to $4.19 billion from $3.67 billion, corresponding to the increase in net sales.

Gross profit for the current year was $4.22 billion and gross margins were 44.7%. For 2014, gross profit was $3.53 billion and gross margins were 45.7%. Excluding the purchase accounting related amortization, acquisition related costs and restructuring and other special items discussed in the paragraph above, Adjusted Gross Margins were approximately 56% and 52% in 2015 and 2014, respectively. Adjusted Gross Margins were positively impacted in the current year as a result of net sales from the acquired EPD Business by approximately 200 basis points, new product introductions and increased margins on existing products by approximately 100 basis points.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 29% and 33% of the Company’s total revenues in 2015 and 2014, respectively.

Generics Segment
For the current year, Generics third party net sales were $8.16 billion compared to $6.46 billion in the prior year, an increase of $1.70 billion, or 26.3%. In the Generics segment, the unfavorable impact of foreign currency translation on current year third party net sales was approximately $428.9 million, or 6.6%. As such, constant currency third party net sales increased by approximately $2.13 billion, or 33% when compared to the prior year.

Third party net sales from North America were $3.90 billion for the current year, compared to $3.36 billion for the prior year, representing an increase of $534.4 million, or 15.9%. The increase in current year third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from the acquired EPD Business, totaling approximately $469 million as well as volume increases of approximately $205 million. This increase was partially offset by lower pricing on existing products. The effect of foreign currency translation was insignificant within North America.

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

Third party net sales from Europe were $2.21 billion in 2015, compared to $1.48 billion in 2014, an increase of $728.8 million, or 49.3%. The unfavorable impact of foreign currency translation on current year third party net sales was approximately $234 million, or 16% within Europe. As such, constant currency third party net sales increased by approximately $963 million, or 65% when compared to the prior year. This increase was the result of net sales from the acquired EPD Business, and to a lesser extent, net sales from new products, totaling approximately $997 million in 2015. Lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions was partially offset by higher volumes on existing products, primarily in France and Italy.

Constant currency third party net sales from Mylan’s business in France and Italy increased compared to the prior year as a result of net sales from the acquired EPD Business, higher volumes on existing products and new products, partially offset by lower pricing. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France, excluding the impact of the acquired EPD Business, remained relatively stable in 2015 as compared to 2014, and we remain the generics market leader. In Italy, constant currency third party net sales increased compared to the prior year period as a result of the impact of the acquired EPD Business. Sales increases resulting from higher volumes on existing products were partially offset by lower pricing.
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

In Rest of World, third party net sales were $2.06 billion in 2015, compared to $1.62 billion in 2014, an increase of $435.3 million, or 26.8%. The unfavorable impact of foreign currency translation on third party net sales was approximately

$178 million, or 11%. As such, constant currency third party net sales increased by approximately $613 million, or 38%. This increase was primarily due to net sales from the acquired EPD Business, and to a lesser extent, net sales from new product launches, mainly in Australia and Japan, totaling approximately $439 million in 2015. In addition, this increase was mainly attributable to higher third party net sales volumes from our operations in India, in particular, growth in the antiretroviral (“ARV”) franchise. These increases were partially offset by lower pricing throughout this region.

In addition to third party net sales, Rest of World region also supplies both finished dosage form (“FDF”) generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World region were $758.8 million in 2015, compared to $714.0 million in the prior year. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated third party net sales.

In Japan, constant currency third party net sales increased as a result of net sales from the acquired EPD Business, and to a lesser extent, new products, partially offset by a decline in volume on existing products. Pricing was essentially flat when compared to the prior year. In Australia, constant currency third party net sales increased versus the prior year as a result of net sales from the acquired EPD Business, net sales from new products and increased volumes, partially offset by decreases in pricing as a result of significant government-imposed pricing reform. As in Europe, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current year, Specialty reported third party net sales of $1.20 billion, an increase of $17.6 million, or 1.5%, from the prior year of $1.19 billion. The increase was partially the result of higher volumes of the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), offset by lower pricing. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector and as a global franchise reached $1 billion in annual net sales for the second year in a row. The market continues to grow as awareness of the risk of anaphylaxis increases. In addition, sales of the Perforomist® Inhalation Solution and ULTIVA® increased by double digit percentage points from the prior year.

Operating Expenses
Research & Development Expense
R&D expense in 2015 was $671.9 million, compared to $581.8 million in the prior year, an increase of $90.1 million. R&D increased primarily due to the impact of the acquired EPD Business, which increased R&D by approximately $50 million in 2015. In addition, R&D increased due to the continued development of our respiratory, insulin and biologics programs as well as the timing of internal and external product development projects. These increases were partially offset by a decline in up front licensing and milestone payments, which totaled approximately $15 million in 2015, relating to the Theravance Biopharma agreement, compared to approximately $18 million in the prior year.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current year was $2.18 billion, compared to $1.63 billion for the prior year, an increase of $555.0 million. Factors contributing to the increase in SG&A include the impact of the acquired EPD Business which increased SG&A by approximately $379.4 million in 2015 and acquisition related costs of approximately $227.4 million in 2015 versus $65.9 million in 2014.

Litigation Settlements, Net
During 2015, the Company recorded a $97.4 million net gain for litigation settlements, compared to a net charge of $47.9 million in the prior year. The gain in the current year was primarily related to the settlement of the Paroxetine CR matter with GlaxoSmithKline for approximately $113 million and the settlement of certain antitrust matters. This gain was partially offset by the settlement of patent infringement matters. The charge in the prior year was primarily related to the settlement of a European Commission matter of $21.7 million, the settlement of intellectual property matter, and to a lesser extent, litigation settlements related to product liability claims.

Other Operating (Income) Expense, Net
During 2014, the Company recognized a gain of $80.0 million as a result of an agreement with Strides Arcolab to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized relates to the recovery of lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior to the Company’s acquisition of Agila in 2013.
Interest Expense
Interest expense for 2015 totaled $339.4 million, compared to $333.2 million for 2014. In the current year, the Company recorded approximately $56.4 million of commitment and other fees related to the Bridge Credit Agreement entered into by the Company on April 24, 2015 (the “Bridge Facility”). The increase resulting from these fees was partially offset by a lower effective interest rate versus the prior year period due to the refinancing transactions undertaken late in 2014 and in the current year. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $29.2 million for the current period and $30.2 million for the prior year. Also included in interest expense is accretion of our contingent consideration liability related to certain acquisitions, which was $38.4 million in the current year compared to $35.3 million in the prior year.
Other Expense (Income), Net
Other expense (income), net, was expense of $206.1 million in the current year, compared to expense of $44.9 million in the prior year. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the current year, the Company incurred losses of approximately $71.2 million related to the termination of certain interest rate swaps and charges of approximately $43.2 million related to the write-off of the Bridge Facility’s deferred financing fees. Other expense (income), net also included charges of approximately $40.8 million related to the redemption of the Company’s 7.875% Senior Notes due 2020 (the “July 2020 Senior Notes”), comprised of the $39.4 million redemption premium and the $11.1 million write-off of deferred financing fees offset by the write-off of the remaining $9.7 million unamortized premium related to the July 2020 Senior Notes. In addition, other expense (income), net includes losses from equity affiliates of approximately $105 million, principally related to the Company’s clean energy investments, offset by foreign exchange gains of approximately $58 million. In the prior year, the Company incurred losses from equity affiliates of approximately $91 million, principally related to the Company’s clean energy investments, charges of approximately $33 million related to the redemption of the 6.000% Senior Notes due 2018 and the termination of certain interest rate swaps, partially offset by foreign exchange gains of approximately $78 million.

Income Tax Expense
We recorded income tax provision of $67.7 million in 2015, compared to $41.4 million in 2014, an increase of $26.3 million. The effective tax rate was 7.4% and 4.2% for the year ended December 31, 2015 and 2014, respectively. During 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million. The effective tax rate for the year ended December 31, 2015 was impacted by the changing mix of income earned in jurisdictions with differing tax rates, an increase in tax credits as a result of additional investments in facilities whose production is eligible for tax credits under Section 45 of the U.S. Internal Revenue Code as amended of (the “Code”), increases in valuation allowances for non-U.S. foreign jurisdictions, lower U.S. foreign tax credit benefits and lower uncertain tax positions.

2014 Compared to 2013
Total Revenues and Gross Profit
For the year ended December 31, 2014, Mylan reported total revenues of $7.72 billion compared to $6.91 billion in 2013. Total revenues include both net sales and other revenues from third parties. Third party net sales for 2014 were $7.65 billion compared to $6.86 billion for 2013, representing an increase of $789.9 million, or 11.5%. Other third party revenues for 2014 were $73.1 million compared to $52.5 million in 2013, an increase of $20.6 million.

Mylan’s 2014 revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Japan, Australia and Canada. The unfavorable impact of foreign currency translation on 2014 total revenues was approximately $86 million, or 1%. As such, constant currency total revenues increased approximately $897 million, or 13%. The increase in constant currency total revenues was the result of double digit third party net sales growth in the Specialty and Generics segments, which included growth in all regions. The contribution from new products, and to a lesser extent, net sales from acquired businesses, totaled approximately $593 million in 2014. Constant currency net sales from existing products increased approximately $283 million as a result of constant currency increases in volume of approximately $203 million and in pricing of approximately $80 million.

In arriving at net sales, gross sales are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the Application of Critical Accounting Policies section in this Item 7, for a discussion of our methodology with respect to such provisions. For 2014, the most significant amounts charged against gross sales were $3.47 billion related to chargebacks and $1.55 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2013, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.35 billion and incentives offered to our direct customers in the amount of $1.64 billion.

Cost of sales for 2014 was $4.19 billion, compared to $3.87 billion in 2013. Cost of sales in 2014 was impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Use of Non-GAAP Financial Measures.” These items totaled approximately $517.3 million in 2014. Cost of sales for 2013 included similar purchase accounting and restructuring and other special items in the amount of $423.8 million. The decrease in 2014 of purchase accounting and restructuring and other special items was principally the result of a $41.6 million in-process research and development (“IPR&D”) impairment charge in 2013 as compared to an impairment charge of $27.7 million in 2014. Excluding these amounts, Adjusted Cost of Sales increased in 2014 to $3.67 billion from $3.45 billion, corresponding to the increase in sales.

Gross profit for 2014 was $3.53 billion and gross margins were 45.7%. For 2013, gross profit was $3.04 billion and gross margins were 44.0%. Excluding the purchase accounting, restructuring, related amortization and other special items discussed in the paragraph above, Adjusted Gross Margins were approximately 52% and 50% in 2014 and 2013, respectively. Adjusted Gross Margins were favorably impacted in 2014 as a result of new product introductions by approximately 180 basis points and favorable pricing and volume on the EpiPen® Auto-Injector in our Specialty segment by approximately 45 basis points. These increases were partially offset by lower pricing on existing products within the Generics segment.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 33% and 31% of the Company’s total revenues in 2014 and 2013, respectively.

Generics Segment
For 2014, Generics third party net sales were $6.46 billion compared to $5.87 billion in 2013, an increase of $584.5 million, or 9.9%. Foreign currency had an unfavorable impact on third party net sales for 2014. Generics constant currency third party net sales for 2014 increased by approximately $671 million, or 11% when compared to 2013.

Third party net sales from North America were $3.36 billion for 2014, compared to $3.01 billion for 2013, representing an increase of $354.6 million, or 11.8%. The increase in 2014 third party net sales was principally due to net sales from new product launches in 2014, and to a lesser extent, net sales from acquired businesses totaling approximately $480 million in 2014. This increase was partially offset by lower volumes on existing products. The effect of foreign currency translation was insignificant within North America.

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

Third party net sales from Europe were $1.48 billion in 2014, compared to $1.43 billion in 2013, an increase of $47.1 million, or 3.3%. This increase was the result of increased volumes in France, Italy and the U.K. as well as net sales from new products. Partially offsetting this increase was lower pricing in a number of European markets in which Mylan operates, as a result of government-imposed pricing reductions and competitive market conditions. The effect of foreign currency translation was insignificant within Europe.

Local currency third party net sales from Mylan’s businesses in France, Italy and the U.K. increased in 2014 as compared to 2013 as a result of new product launches and higher volumes on existing products partially offset by the impact of lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in 2014 as compared to 2013, and we remained the market leader.

In addition to France, Italy, and the U.K., certain other markets in which we do business, including Spain, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on revenues and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In Rest of World, third party net sales were $1.62 billion in 2014, compared to $1.44 billion in 2013, an increase of $182.7 million, or 12.7%. Rest of World constant currency third party net sales increased by approximately $260 million, or 18%. This increase was primarily driven by higher third party net sales by our operations in India as a result of strong growth in the ARV franchise, as well as constant currency growth in Japan. Sales were also positively impacted by increases in net sales from new products and acquired businesses.

The increase in third party net sales from our operations in India was due to significant growth in sales of FDF ARV products used in the treatment of HIV/AIDS. In addition to third party net sales, Rest of World region also supplied both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World region were $714.0 million in 2014, compared to $678.3 million in 2013. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated third party net sales.

In Japan, third party net sales increased as a result of new product introductions. In 2014, the Company continued to see Japan as a key region for future sales growth. In Australia, local currency third party net sales decreased in 2014 versus 2013 as a result of significant government-imposed pricing reform and reduced volumes, partially offset by new product sales. As in Europe, both Australia and Japan have undergone government-imposed price reductions which have had a negative impact on sales and gross profit in these markets.

Specialty Segment
For 2014, Specialty reported third party net sales of $1.19 billion, an increase of $205.5 million, or 20.9%, from $981.7 million in 2013. The increase was principally the result of higher sales of the EpiPen® Auto-Injector, as a result of favorable pricing and increased volume. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector and, in 2014 it became the first Mylan product to reach $1 billion in annual net sales. The market continued to grow as awareness of the risk of anaphylaxis increased. In addition, sales of the Perforomist® Inhalation Solution increased by double digits from 2013 as a result of favorable pricing.

Operating Expenses
Research & Development Expense
R&D expense in 2014 was $581.8 million, compared to $507.8 million in 2013, an increase of $74.0 million. R&D increased in 2014 primarily due to the continued development of our respiratory and biologics programs as well as the timing of internal and external product development projects, including increased clinical activities, payroll and material costs. These increases were partially offset by a decline in up front licensing and milestone payments, totaling approximately $18 million in 2014 compared to approximately $49 million in 2013.
Selling, General & Administrative Expense
SG&A expense for 2014 was $1.63 billion, compared to $1.41 billion for 2013, an increase of $217.2 million. SG&A increased due to increased selling and marketing costs of approximately $52 million, primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. Additionally, as we continued to build our infrastructure in certain areas, we experienced increased employee costs of approximately $60 million and software implementation costs of approximately $13 million. To support anticipated new product launches within the North American region of the Generics segment, legal costs increased approximately $11 million in 2014. In addition, the Company incurred a loss on the disposal of certain assets in 2014 of approximately $16 million and increased costs related to acquisitions of approximately $31 million.

Litigation Settlements, Net
During 2014, the Company recorded a $47.9 million net charge for litigation settlements, compared to a net gain of $14.6 million during 2013. The charge in litigation settlements in 2014 was primarily related to the settlement of a European Commission matter of $21.7 million, the settlement of an intellectual property matter, and to a lesser extent, litigation settlements related to product liability claims. In 2013, the Company recognized a gain related to the settlement of patent-infringement matters totaling approximately $25 million, including recoveries related to product launches. These recoveries were offset by a $10.3 million charge in 2013 related to the settlement of a European Commission matter.

Other Operating (Income) Expense, Net
During 2014, the Company recognized a gain of $80.0 million as a result of an agreement with Strides Arcolab to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized relates to the recovery of lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior to the Company’s acquisition of Agila in 2013. In 2013, the Company recognized a charge of $3.1 million related to fair value adjustments to contingent consideration.
Interest Expense
Interest expense for 2014 totaled $333.2 million, compared to $313.3 million for 2013. The increase in 2014 was principally due to higher average debt balances, higher interest expense related to clean energy investments and non-cash accretion of contingent consideration liabilities. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $30.2 million in 2014 and $28.2 million in 2013. Also included in interest expense for 2014 was accretion of our contingent consideration liability related to certain acquisitions, which was $35.3 million compared to $32.3 million in 2013.

Other Expense (Income), Net
Other expense (income), net, was expense of $44.9 million in 2014, compared to expense of $74.9 million in 2013. Other expense (income), net included losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In 2014, other expense (income), net included losses from equity affiliates of approximately $91 million, principally related to the Company’s clean energy investments, charges of approximately $33 million related to the redemption of the 6.000% Senior Notes due 2018 and the termination of forward starting swaps, partially offset by foreign exchange gains of approximately $78 million. In 2013, the Company incurred charges of approximately $64 million related to the redemption of the 7.625% Senior Notes due in 2017, comprised of the redemption premium and the write-off of deferred financing fees, as well as charges of approximately $9 million in conjunction with the June 2013 Credit Agreement refinancing transaction related to the write-off of deferred financing fees.

Income Tax Expense
We recorded income tax expense of $41.4 million in 2014, compared to income tax expense of $120.8 million in 2013, a decrease of $79.4 million. This decrease was primarily due to the Company receiving approvals in 2014 from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of approximately $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax expense. In addition, during 2014, the Company recorded an increase in tax credits as a result of additional investments in facilities whose production is eligible for tax credits under Section 45 of the Code. Partially offsetting these items were increases in valuation allowances for net operating losses in foreign jurisdictions, lower net foreign tax credit benefits and additional amounts of uncertain tax positions in 2014.
Use of Non-GAAP Financial Measures
Whenever the Company uses non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measures to their most directly comparable U.S. GAAP financial measure. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of non-GAAP measures to their most directly comparable U.S. GAAP measure set forth below and should consider non-GAAP measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with U.S. GAAP. Additionally, since these are not measures determined in accordance with U.S. GAAP, non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.
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

	Year Ended December 31,
(In millions)	2015	2014	2013
U.S. GAAP third party net sales from Europe	$2,205.6	$1,476.8	$1,429.7
Add:
Acquisition related customer incentive	17.1	—	—
Adjusted third party net sales from Europe	$2,222.7	$1,476.8	$1,429.7

U.S. GAAP Generics segment third party net sales	$8,157.8	$6,459.3	$5,874.9
Add:
Acquisition related customer incentive	17.1	—	—
Adjusted Generics segment third party net sales	$8,174.9	$6,459.3	$5,874.9

U.S. GAAP third party net sales	$9,362.6	$7,646.5	$6,856.6
Add:
Acquisition related customer incentive	17.1	—	—
Adjusted third party net sales	$9,379.7	$7,646.5	$6,856.6

U.S. GAAP total revenues	$9,429.3	$7,719.6	$6,909.1
Add:
Acquisition related customer incentive	17.1	—	—
Adjusted total revenues	$9,446.4	$7,719.6	$6,909.1
Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “Adjusted Cost of Sales” and the corresponding non-GAAP financial measure “Adjusted Gross Margin.” We believe that these non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The principal items excluded from Adjusted Cost of Sales include acquisition related items and restructuring and other special items, both of which are described in greater detail below.

A reconciliation between cost of sales, as reported under U.S. GAAP, and Adjusted Cost of Sales and Adjusted Gross Margin for the periods shown follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
U.S. GAAP cost of sales	$5,213.2	$4,191.6	$3,868.8
Deduct:
Purchase accounting related amortization	(885.5)	(403.6)	(369.1)
Acquisition related, restructuring & other special items	(134.8)	(113.7)	(54.7)
Adjusted cost of sales	$4,192.9	$3,674.3	$3,445.0

Adjusted gross profit(a)	$5,253.5	$4,045.3	$3,464.1

Adjusted gross margin(a)	56%	52%	50%
____________

(a)	Adjusted Gross Profit is calculated as Adjusted Total Revenues less Adjusted Cost of Sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by Adjusted Total Revenues.
Adjusted Earnings and Adjusted EPS
Adjusted net earnings attributable to Mylan N.V. (“Adjusted Earnings”) is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Adjusted Earnings and Adjusted Earnings per Diluted Share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

The significant items excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS include:
Purchase Accounting Amortization and Other Acquisition-Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including IPR&D), accretion and the fair value adjustments related to contingent consideration, advisory and legal fees and certain acquisition financing related costs. These costs are excluded because management believes that excluding them is helpful to understanding the underlying, ongoing operational performance of the business.
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

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under Section 45 of the Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant alliances/business partnerships, including certain upfront and/or milestone research and development related payments.
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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to Consolidated Financial Statements — Note 16 Contingencies are generally excluded from Adjusted Earnings and Adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan N.V. ordinary shareholders and diluted earnings per share attributable to Mylan N.V. ordinary shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2015		2014		2013
U.S. GAAP net earnings attributable to Mylan N.V. and U.S. GAAP diluted EPS	$847.6	$1.70	$929.4	$2.34	$623.7	$1.58
Purchase accounting related amortization (primarily included in cost of sales)(a)	900.9		419.0		371.1
Litigation settlements, net	(97.4)		47.9		(9.9)
Interest expense, primarily amortization of convertible debt discount	45.6		46.0		38.0
Non-cash accretion and fair value adjustments of contingent consideration liability	38.4		35.3		35.4
Clean energy investment pre-tax loss(b)	93.2		78.9		22.4
Financing related costs (included in other expense (income), net) (c)	112.0		33.3		72.6
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	438.0		139.5		49.8
Acquisition related customer incentive (included in third party net sales)	17.1		—		—
Restructuring and other special items included in:
Cost of sales	36.3		45.1		49.3
Research and development expense	20.3		17.9		51.6
Selling, general and administrative expense	48.3		66.9		70.6
Other income (expense), net	7.2		(10.9)		25.2
Tax effect of the above items and other income tax related items(d)	(370.1)		(432.0)		(259.9)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$2,137.4	$4.30	$1,416.3	$3.56	$1,139.9	$2.89
Weighted average diluted ordinary shares outstanding	497.4		398.0		394.5

____________

(a)
Purchase accounting related amortization expense for the years ended December 31, 2015, 2014 and 2013 includes intangible asset impairment charges of $31.3 million, $27.7 million and $18.0 million, respectively.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan's clean energy investments, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense (income), net in the Consolidated Statements of Operations.

(c)
Adjustment represents approximately $71.2 million related to the termination of certain interest rate swaps and charges of approximately $40.8 million related to the redemption of the Company’s 7.875% Senior Notes due 2020 during the year ended December 31, 2015.

(d)
Adjustment for other income tax related items includes the exclusion from Adjusted Net Earnings of the tax benefit of approximately $156 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited for the year ended December 31, 2014.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $2.01 billion for the year ended December 31, 2015. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities increased by $993.7 million to $2.01 billion for the year ended December 31, 2015, as compared to $1.01 billion for the year ended December 31, 2014. The net increase in cash provided by operating activities was principally due to the following:

•
an increase of $936.7 million in non-cash expenses, principally as a result of increased depreciation and amortization of $466 million as a result of current year acquisitions, a decrease in deferred income tax benefits of $199.3 million, and a number of other non-cash charges including current year swap terminations and financing fees, increased losses from equity method investments, share-based compensation and the accretion of the contingent consideration liability;

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances, of $297.0 million reflecting the timing of sales, cash collections and disbursements related to sales allowances;

•	a net increase in the amount of cash provided by changes in trade accounts payable of $132.1 million as a result of the timing of cash disbursements; and

•
a decrease in the amount of cash used in other operating assets and liabilities, net of $128.9 million, principally due to proceeds from foreign exchange contracts and the timing of payments for consulting and transaction costs.

These items were offset by the following:

•	a net decrease in the amount of cash provided by changes in income taxes of $242.7 million as a result of the level and timing of estimated tax payments made during the current year; and

•
a net increase of $172.9 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2015 (as compared to 2014) primarily relates to anticipated product launches and increased market demand.

Net cash provided by operating activities decreased by $91.8 million to $1.01 billion for the year ended December 31, 2014 as compared to $1.11 billion for the year ended December 31, 2013. The net decrease in cash provided by operating activities was principally due to the following:

•
an increase in the amount of cash used for other operating assets and liabilities, net of $259.1 million, principally due to an increase in cash paid for accrued litigation settlements of $66.6 million as well as an increase in cash paid related to the settlement of derivative and foreign exchange contracts in 2014;

•	a net decrease in the amount of cash provided by changes in trade accounts payable of $137.5 million as a result of the timing of cash disbursements in 2014;

•
a net increase in the amount of cash used for accounts receivable, including estimated sales allowances, of $23.5 million reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•	a net increase in the amount of cash used through changes in deferred income taxes of $228.1 million.
These items were partially offset by the following:

•
an increase in net earnings of $306.6 million, which includes a net increase of $160.4 million in the amount of non-cash expenses, principally the result of increased depreciation and amortization as a result of 2013 acquisitions, increased losses from equity method investments and a number of other non-cash charges including stock compensation, restructuring charges and the accretion of contingent consideration liabilities; and

•	a net increase in the amount of cash provided by changes in income taxes of $79.6 million as a result of the level of estimated tax payments made during 2014.
Cash used in investing activities was $1.57 billion for the year ended December 31, 2015, as compared to cash used in investing activities of $800.3 million for the year ended December 31, 2014, an increase of $769.4 million. The increase in cash used in investing activities was principally the result of an increase in cash paid for acquisitions, net of approximately $643.1 million due to the acquisition of Jai Pharma Limited as well as an increase in cash used for payments of product rights and other investing activities, net of $79.7 million. The current and prior year payments were the result of the acquisition of certain commercialization rights in the U.S. and other countries.

Capital expenditures, primarily for equipment and facilities, were approximately $362.9 million in the current year, as compared to $325.3 million in the comparable prior year. The increase, as compared to 2014, is the result of the timing of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, we expect to continue to invest in our future growth and expect capital expenditures for 2016 to be between $400 million and $500 million. In addition, the increase in cash used in investing activities was due to an increase in the purchase of marketable securities, net of the sale of marketable securities, of $29.2 million. This change was primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the current year.

Cash provided by financing activities was $604.8 million for the year ended December 31, 2015, as compared to cash used in financing activities of $267.4 million for the year ended December 31, 2014, a net change of $872.2 million. During the year ended December 31, 2015, the Company received proceeds from the issuance of long-term debt of $3.54 billion, compared to $2.24 billion in the prior year, an increase of approximately $1.31 billion. The increase in 2015 was primarily due to the Company’s issuance of the December 2015 Senior Notes for a total of $1.0 billion, which were used to repay amounts outstanding under the Revolving Facility and the Receivables Facility, and to finance a portion of the repurchase of the Company’s ordinary shares. In addition, the Company’s borrowings under the 2015 Term Loan totaled $1.6 billion, which proceeds were used to repay the notional value of the Cash Convertible Notes and fund the redemption of the July 2020 Senior Notes of approximately $1.08 billion, including a $39.4 million redemption premium. The Company also paid $2.54 billion in connection with the maturity of the Cash Convertible Notes on September 15, 2015 and received proceeds of $1.97 billion from the convertible note hedge. During 2015, borrowings and repayments under the Revolving Facility totaled $940 million and net repayments under the Receivables Facility totaled $325.0 million. Additionally, the Company recognized proceeds of $97.7 million due to the exercise of stock options versus $53.8 million in the prior year period and paid approximately $130.4 million in financing fees, primarily related to the Bridge Facility and the consent solicitation which was completed in the current year, as compared to payments of approximately $5.8 million in 2014.
In 2014, the Company paid $150.0 million of contingent consideration to Strides Arcolab related to the Agila acquisition. During 2014, net repayments under our Revolving Facility totaled $60 million. The Company repaid approximately $107.8 million of short-term borrowings under our Receivables Facility and the working capital facilities in India.

During 2015, the Company repurchased approximately 1.3 million ordinary shares for aggregate consideration of approximately $67.5 million. During 2014, the Company did not repurchase any shares of common stock.
The Company’s next significant debt maturities are in the second and fourth quarters of 2016, as the Company’s 1.800% Senior Notes due 2016 and 1.350% Senior Notes due 2016 (“2016 Senior Notes”) mature. The Company intends to utilize available liquidity or refinance using proceeds from new bond issuances to fund the repayment of the 2016 Senior Notes.
In addition, our cash and cash equivalents at our non-U.S. operations totaled approximately $362.4 million at December 31, 2015. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.
Senior Notes
In December 2015, the Company issued $500 million aggregate principal amount of 3.000% Senior Notes due December 2018 and $500 million aggregate principal amount of 3.750% Senior Notes due December 2020 (collectively, the “December 2015 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The December 2015 Senior Notes were issued pursuant to an indenture dated December 9, 2015, entered into by and between the Company and The Bank of New York Mellon as trustee. Interest payments on the December 2015 Senior Notes are due semi-annually in arrears on June 15th and December 15th of each year commencing on June 15, 2016. The December 2015 Senior Notes were guaranteed by Mylan Inc. upon issuance. In connection with the offering of the December 2015 Senior Notes, the Company entered into a registration rights agreement pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the December 2015 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the date of issuance of the December 2015 Senior Notes.
The Company may redeem the 3.000% Senior Notes due in 2018 at any time prior to the maturity date and the 3.750% Senior Notes due in 2020 at any time that is one month prior to the maturity date at a redemption price equal to the greater of 100% of the aggregate principal amount of the notes and the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a treasury rate plus 30 basis points with respect to the 3.000% Senior Notes due 2018 and 35 basis points with respect to the 3.750% Senior Notes due 2020, plus accrued and unpaid interest up to, but excluding the redemption date. If the Company experiences certain change of control events with respect to a series of December 2015 Senior Notes, it must offer to purchase all notes of such series at a purchase price equal to 101% of the principal amount of such notes, plus accrued but unpaid interest, if any, to (but not including) the date of purchase.
The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to enter into sale and leaseback transactions; create liens; and consolidate, merge or sell all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture. If an event of default with respect to the Notes of a series occurs under the Indenture, the principal amount of all of the Notes of such series then outstanding, plus accrued but unpaid interest to the date of acceleration, may become immediately due and payable.
The net proceeds from the offering were primarily used to repay amounts outstanding under the Revolving Facility and the Receivables Facility. In addition, the offering was used to finance a portion of the repurchase of our ordinary shares pursuant to the Share Repurchase Program. At December 31, 2015, the outstanding balance under the 3.000% Senior Notes due 2018 and 3.750% Senior notes due 2020 was $499.4 million and $499.8 million, respectively, which includes discounts of $0.6 million and $0.2 million, respectively.

On June 15, 2015, the Company announced its intention to redeem all of its outstanding July 2020 Senior Notes on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the July 2020 Senior Notes for a total of approximately $1.08 billion, including a $39.4 million redemption premium and approximately $39.4 million of accrued interest. In addition, the Company expensed approximately $11.1 million of previously recorded deferred financing fees offset by the write-off of the remaining unamortized premium of approximately $9.7 million related to the July 2020 Senior Notes.
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan Inc.'s Cash Convertible Notes, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc.
On November 15, 2014, the Company redeemed all of its outstanding 6.000% Senior Notes due 2018 pursuant to their terms for a total of $824.0 million, including a $24.0 million redemption premium. The Company recorded a pre-tax charge of approximately $33.3 million during the fourth quarter of 2014 related to the redemption of the 6.000% Senior Notes due 2018, comprised of the redemption premium and the write-off of deferred financing fees, which is included in other expense (income), net, in the Consolidated Statements of Operations. The redemption of the 6.000% Senior Notes due 2018 was funded through borrowings under the revolving facility of the June 2013 Credit Agreement.

Term Credit Agreements
On July 15, 2015, the Company entered into the 2015 Term Credit Agreement, which was amended on October 28, 2015, among the Company, as guarantor, Mylan Inc., as the Borrower, certain lenders and the Credit Agreement Administrative Agent. The 2015 Term Credit Agreement provided for the Credit Facility under which the Borrower obtained loans in an aggregate amount of $1.6 billion, consisting of (i) the Closing Date Loan in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the July 2020 Senior Notes and (ii) the 2015 Term Loans in an amount of $600.0 million, borrowed on September 15, 2015, which was primarily used to repay the notional amount of the Company’s Cash Convertible Notes that matured on September 15, 2015.
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
Mylan Inc. has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of December 31, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant was tested at the quarter ending December 31, 2015 and the Company has been in compliance. Following certain qualifying acquisitions, at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition.
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
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017 and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 and by Amendment No. 2 thereto dated October 28, 2015 among Mylan Inc., the Company, certain lenders and Bank of America, N.A., as administrative agent.
In December 2014, the Company entered into a term credit agreement, which was amended on May 1, 2015 and further amended on October 28, 2015, with a syndicate of banks which provided the 2014 Term Loan. The 2014 Term Loan matures on December 19, 2017 and has no required amortization payments. The 2014 Term Loan may be voluntarily prepaid without penalty or premiums. The proceeds of the 2014 Term Loan were used for working capital expenditures and to repay the outstanding borrowings under the June 2013 Credit Agreement. Borrowings under the June 2013 Credit Agreement were used to fund the redemption of the November 2018 Senior Notes. As of December 31, 2015, the 2014 Term Loan currently bears interest at LIBOR plus 1.375% per annum. The 2014 Term Loan contains similar covenants to the Revolving Facility. The Company was in compliance with all covenants under its various debt agreements as of December 31, 2015.
Revolving Credit Agreement
In December 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, subsequently amended on June 19, 2015 and further amended on October 28, 2015 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.5 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings.
On June 19, 2015, the Company entered into an additional amendment to the Revolving Credit Agreement (the “Incremental Amendment”). The Incremental Amendment provides that ING Bank N.V. will make the Increased Commitments, increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion. At December 31, 2015 and 2014, we had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility at December 31, 2015 was LIBOR plus 1.325% per annum. At December 31, 2015 and 2014, we had $11.1 million and $43.7 million outstanding under existing letters of credit, respectively. Additionally, as of December 31, 2015, we had $143.9 million available under the $150.0 million subfacility on our Revolving Facility for the issuance of letters of credit.
Bridge Credit Agreement
On April 24, 2015, the Company entered into the Bridge Credit Agreement (the “Bridge Facility”), which was amended on April 29, 2015 and on August 6, 2015, among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent, in connection with the Perrigo Offer. The Company announced on November 13, 2015 that the Perrigo Offer to acquire all of the issued and outstanding ordinary shares of Perrigo had not been satisfied and had lapsed in accordance with its terms. As such, the commitments under the Bridge Facility terminated. During the year ended December 31, 2015, the Company paid approximately $99.6 million in commitment and other fees under the Bridge Facility, which were expensed in the Consolidated Statement of Operations.
Mandatory minimum repayments remaining on the outstanding long term debt at December 31, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$1,000
2017	2,400
2018	1,150
2019	500
2020	500
Thereafter	1,750
Total	$7,300
The Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2015 Term Loans, 2014 Term Loan and Revolving Facility contain maximum consolidated leverage ratio financial covenants. We have been compliant with these financial covenants during the year ended December 31, 2015, and we expect to remain in compliance for the next twelve months.
Short-term Borrowings
Under the terms of the Receivables Facility, our subsidiary, Mylan Pharmaceuticals Inc. (“MPI”), sells certain accounts receivable to Mylan Securitization a wholly owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. MPI is the servicer of the receivables under the Receivables Facility. Purchases under the Receivables Facility will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI.

Under the Company’s Receivables Facility, any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. In January 2015, the Receivables Facility was amended and restated, and its maturity was extended through January 2018. The size of the Receivables Facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to $500 million. The Company had no amounts outstanding under the Receivables Facility in the Consolidated Balance Sheets at December 31, 2015. Included in the Consolidated Balance Sheets at December 31, 2014 was $325 million of short-term borrowings, which was recorded as a secured loan.
Other Commitments
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial condition, results of operations and operating cash flow and could cause the market value of our ordinary shares to decline. We have approximately $60 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. Strides Arcolab has also agreed to indemnify Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or, our ordinary share price.
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

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Less than One Year	One- Three Years	Three- Five Years	Thereafter
Operating leases	$243.0	$56.9	$77.2	$39.8	$69.1
Long-term debt	7,300.0	1,000.0	3,550.0	1,000.0	1,750.0
Scheduled interest payments	1,418.4	191.2	295.0	189.6	742.6
Other Commitments(1)	2,132.9	901.6	608.6	554.5	68.2
	$11,094.3	$2,149.7	$4,530.8	$1,783.9	$2,629.9
____________

(1)
Other commitments include the estimated liability payment related to the withdrawal from a multi-employer pension plan, funding commitments related to the Company’s clean energy investments, agreements to purchase third-party manufactured products, open purchase orders and capital leases at December 31, 2015.

We lease certain property under various operating lease arrangements that expire generally over the next seven years. These leases generally provide us with the option to renew the lease at the end of the lease term.
Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, notes and other debt. Variable debt interest payments are estimated using current interest rates.
Due to the uncertainty with respect to the timing of future payments, if any, the following contingent payments have not been included in the table above.
In conjunction with the acquisition of Agila on December 4, 2013, the Company recorded estimated contingent consideration totaling $250 million as part of the purchase price. During the third quarter of 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the year ended December 31, 2014, which is included in other operating (income) expense, net in the Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $173 million, for which we have accrued $20 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liability was $526.4 million at December 31, 2015. In addition, the Company expects to incur approximately $35 million to $40 million of annual non-cash accretion expense related to the increase in the net present value of the contingent consideration liability.
The fair value measurement of contingent consideration is determined using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2015 and 2014, which was calculated as the present value of the estimated future net cash flows using a market rate of return at December 31, 2015 and 2014. Discount rates ranging from 0.9% to 9.8% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
With respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $174.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances. Certain commercial agreements require us to provide performance bonds and/or indemnification; while it is difficult to forecast the amount of payments, if any, to be made over the next few years, we do not believe the amount would be material to our results of operations, cash flows or financial condition.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Our maximum development milestones not accrued for totaled approximately $525 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $117 million. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product. A summary of our most significant collaboration and licensing agreements include the following:
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, the Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits of the products with Mylan leading the worldwide commercialization efforts. Under the terms of the agreement, Momenta is eligible to receive up to six potential development milestone payments.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”), a novel once-daily nebulized LAMA for COPD and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop the product. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for the reimbursement of Theravance Biopharma’s development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4028 in the U.S. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments.
In the fourth quarter of 2013, the Company entered into a licensing agreement with Pfizer Inc. for the exclusive worldwide rights to develop, manufacture and commercialize a novel long-acting muscarinic antagonist compound. As part of the agreement, the Company made an upfront development payment, which is included as a component of R&D expense in 2013, and could make additional payments upon the achievement of certain milestones as the Company’s development continues over the next several years. Depending on the commercialization of this novel compound and the level of future sales and profits, the Company could also be obligated to make payments upon the occurrence of certain sales milestones, along with sales royalties and profit sharing payments.
We have entered into an exclusive collaboration with Biocon Limited on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds and three insulin analog products for the global marketplace. We plan to provide funding related to the collaboration over the next several years. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real affect our results as previously noted. We do not believe that inflation has had a material impact on our revenues or operations.
Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies to Consolidated Financial Statements and are in accordance with U.S. GAAP.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions, business acquisitions, intangible assets, goodwill and contingent consideration, income taxes and the impact of existing legal matters.
Net Revenue Provisions
Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $1.84 billion and $1.63 billion at December 31, 2015 and 2014, respectively. Other current liabilities include $681.8 million and $581.3 million at December 31, 2015 and 2014, respectively, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2015:

(In millions)	Balance at	Checks/ Credits Issued to Third Parties	Current Provision Related to Sales Made in the Current Period	Effects of Foreign Exchange	Balance at
	December 31, 2014				December 31, 2015
Chargebacks	$591.5	(4,153.8)	4,147.0	(0.5)	$584.2
Incentives offered to direct customers	$706.4	(2,079.5)	2,242.1	(6.2)	$862.8
Returns	$248.2	(206.3)	277.8	(2.4)	$317.3
We have not made and do not anticipate making any significant changes to the methodologies that we use to measure chargebacks, incentives offered to direct customers or returns; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. In the current year, accruals for incentives offered to direct customers increased as a result of an increase in related sales and overall higher rebate rates, mainly in response to the competitive environment in various markets. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves.
Provisions for estimated discounts, sales allowances, promotional and other credits require a lower degree of subjectivity and are less complex in nature, yet, when combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationships to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as chargebacks and returns, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.
Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $32 million.
Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Although application of the policy varies from country to country in accordance with local practices, generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns occur as a result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to our customer. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional generic competition, changes in formularies or launch of over-the-counter products, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. A change of 5% in the estimated product return rate used in our calculation of our return reserve would have an effect on our reserve balance of approximately $16 million.
Business Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses has been allocated to the underlying net assets of the acquired businesses based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of an acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, government reform actions, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
We record contingent consideration resulting from a business acquisition at its estimated fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in assumptions described above, could have a material impact on our consolidated results of operations.
Goodwill and intangible assets, including IPR&D, are reviewed for impairment annually and/or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested. Future events and decisions may lead to asset impairment and/or related costs.
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Mylan has four reporting units, of which three are included in the Generics segment with the remaining reporting unit consisting of our Specialty segment. As of the date of our most recent annual impairment test, April 1, 2015, approximately 92% of Mylan’s total goodwill is allocated to the three reporting units within the Generics segment as follows: North America $727.0 million, Europe $2.07 billion and Rest of World $1.92 billion, with $349.1 million allocated to our Specialty segment and reporting unit.
For our North American and Specialty reporting units, we have utilized the Financial Accounting Standards Board (“FASB”) amended guidance on goodwill impairment testing as part of our annual impairment test at April 1, 2015. Under this guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (“step 1”). We concluded that it was more likely than not that the fair value of North America and Specialty reporting units is greater than the carrying amount, therefore no step 1 quantitative analysis was performed. During 2015, the Company performed a step 1 quantitative analysis for the Europe and Rest of World reporting units. Step 1 of the impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis utilizing both income and market-based approaches, in our goodwill assessment process. We utilized an average of the two methods in estimating the fair value of the individual reporting units. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.
Income Approach: Under this approach, to determine fair value, we discounted the expected future cash flows of each reporting unit. We used a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.
Market-Based Approach: The Company also utilizes a market-based approach to estimate fair value, principally utilizing the guideline company method which focuses on comparing our risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.
The Company performed its annual impairment test as of April 1, 2015. The estimated fair value of the two reporting units tested on a quantitative basis, Europe and Rest of World, were in excess of the respective carrying values of each reporting unit. For the Europe reporting unit, the estimated fair value of this business exceeded its carrying value by approximately 38%. As it relates to the income approach for the Europe reporting unit at April 1, 2015, we forecasted cash flows for the next ten years. During the forecast period, the revenue compound annual growth rate (“CAGR”) was approximately 4%. A terminal value year was calculated with a 3% revenue growth rate applied. The CAGR in EBITDA was approximately 12%. The discount rate utilized was 8.5%. Under the market-based approach, we utilized an estimated range of market multiples of 10.0 to 13.0 times EBITDA plus a control premium of 15%.
As it relates to the income approach for the Rest of World reporting unit at April 1, 2015, we forecasted cash flows for the next ten years. During the forecast period, the revenue CAGR was approximately 8%. A terminal value year was calculated with a 4% revenue growth rate applied. The CAGR in EBITDA was approximately 15%. The discount rate utilized was 11.0%. Under the market-based approach, we utilized an estimated range of market multiples of 10.0 to 13.0 times EBITDA plus a control premium of 15%. The estimated fair value of the Rest of World reporting unit exceeded its carrying value by approximately 21%.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which would likely materially impact the Company’s reported financial condition and results of operations.
We have also assessed the recoverability of certain long-lived assets contained within the reporting units. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets by analyzing the expected future undiscounted pre-tax cash flows specific to the asset grouping.
We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. For Rest of World and Europe reporting units, this assessment is generally performed at the country level within the reporting units. If these undiscounted cash flows are less than the carrying value of long-lived assets within the asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value. Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset grouping. The Company’s Australia operation in Rest of World reporting unit and certain asset groupings in the Europe reporting unit, principally Portugal, Belgium and Germany, remain at risk for potential impairment charges if the projected operating results are not achieved. Any future long-lived assets impairment charges would likely materially impact the Company’s reported financial condition and results of operations.
The Company performs its annual impairment review of IPR&D assets during the third and fourth quarters of each fiscal year. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. This review of IPR&D assets principally relates to assets acquired as part of the Agila acquisition in December 2013, the respiratory delivery platform acquisition in December 2011 and the Bioniche Pharma acquisition in September 2010. The Company calculates the fair value based upon detailed valuations employing the income approach utilizing Level 3 inputs, as defined in Note 7 Financial Instruments and Risk Management. The fair value of IPR&D is calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. For the years ended December 31, 2015 and 2014, the Company recorded $31.3 million and $17.7 million, respectively, of impairment charges related to the Agila IPR&D assets, which was recorded as a component of amortization expense. For the year ended December 31, 2013, the Company recorded $18.0 million of impairment charges primarily related to the Bioniche Pharma IPR&D assets, which was recorded as a component of amortization expense. At December 31, 2015 and 2014, the Company’s IPR&D assets totaled $737.7 million and $748.9 million, respectively.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax planning opportunities available to Mylan in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Mylan’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation, as of December 31, 2015, a valuation allowance of $355.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial condition. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $27 million.
Legal Matters
Mylan is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price, such estimates are considered to be critical accounting estimates.
A variance of 5% between estimated and recorded litigation reserves (excluding indemnified claims) and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $3 million.
Recent Accounting Pronouncements
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The updated guidance does not change the existing requirement that only permits offsetting within a jurisdiction, and as such, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years and early adoption is permitted. This guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, companies are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, companies are required to include quantitative information about the effects of the change on prior periods. The Company has elected to early adopt the new accounting guidance related to the presentation of deferred taxes as of December 31, 2015. As a result, the Company has changed its accounting policy to record all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the Consolidated Balance Sheets. The Consolidated Balance Sheet has been retrospectively adjusted to reflect this change for all periods presented. The reclassification resulted in a decrease in current assets and a decrease in current liabilities of approximately $345.7 million and $0.2 million, respectively at December 31 2014.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes thereto the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company will prospectively adopt this guidance beginning in fiscal year 2016.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which states that given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03, defined below, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company has elected to continue to present debt issuance costs related to line-of-credit arrangements as an asset and continue to amortize the costs ratably over the term of the line-of credit arrangement.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issue costs for term debt be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other non-current assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The Company has elected to early adopt the new accounting guidance related to deferred financing fees for term debt as of December 31, 2015. As a result, the Company has changed its accounting policy to record deferred financing fees, related to term debt, as a reduction of the liability recorded for the debt instrument rather than as an asset. The Consolidated Balance Sheet has been retrospectively adjusted to reflect this change for all periods presented. The Company retrospectively reclassified approximately $34.4 million from other assets to long-term debt, including current portion of long-term debt, for the year ended December 31, 2014.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 revises the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised guidance modifies the evaluation of whether certain limited partnerships and similar entities are variable interest entities (“VIE”) or voting interest entities, impacts the consolidation analysis of VIEs, clarifies when fees paid to a decision maker should be factors to include in the consolidation of VIEs, amends the guidance for assessing how related party relationships affect VIE consolidation analysis and provides an exemption for certain registered money market funds. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and can be applied using a modified retrospective approach. The Company will adopt this guidance beginning in fiscal year 2016 and does not believe it will have a material impact on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” updated with “ASU 2015-13”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
A significant portion of our revenues and earnings are exposed to changes in foreign currency exchange rates. We seek to manage this foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.
Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency assets and liabilities that arise from operations and from intercompany loans. Mylan’s primary areas of foreign exchange risk relative to the U.S. Dollar are the Euro, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real.
Our financial instrument holdings at year end were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined as follows:

•	foreign currency forward-exchange contracts — net present values

•	foreign currency denominated receivables, payables, debt and loans — changes in exchange rates
In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. Dollar would not have an effect on other currencies’ rates relative to the U.S. Dollar. All other factors were held constant.
If there were an adverse change in foreign currency exchange rates of 10%, the expected net effect on net income related to Mylan’s foreign currency denominated financial instruments would not be material.
Interest Rate and Long-Term Debt Risk
Mylan’s exposure to interest rate risk arises primarily from our U.S. Dollar borrowings and investments. We invest primarily on a variable-rate basis and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Mylan will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or to convert fixed-rate borrowings to variable interest rates.
As of December 31, 2015, Mylan’s long-term fixed rate borrowings consist principally of $4.90 billion in Senior Notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2015, the fair value of our Senior Notes was approximately $4.80 billion. A 100 basis point change in interest rates on Mylan’s variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $31.5 million per year.

ITEM 8.	Financial Statements And Supplementary Data

Index to Consolidated Financial Statements and
Supplementary Financial Information

Management’s Report on Internal Control over Financial Reporting

Management of Mylan N.V. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 89 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan N.V.:
We have audited the accompanying consolidated balance sheets of Mylan N.V. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan N.V. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan N.V.:
We have audited the internal control over financial reporting of Mylan N.V. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 15, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 15, 2016

MYLAN N.V. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,236.0	$225.5
Accounts receivable, net	2,689.1	2,268.5
Inventories	1,951.0	1,651.4
Prepaid expenses and other current assets	596.6	2,295.8
Total current assets	6,472.7	6,441.2
Property, plant and equipment, net	1,983.9	1,785.7
Intangible assets, net	7,221.9	2,347.1
Goodwill	5,380.1	4,049.3
Deferred income tax benefit	457.6	397.4
Other assets	751.5	799.8
Total assets	$22,267.7	$15,820.5
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,109.6	$905.6
Short-term borrowings	1.3	330.7
Income taxes payable	92.4	160.7
Current portion of long-term debt and other long-term obligations	1,077.0	2,472.9
Other current liabilities	1,841.9	1,434.1
Total current liabilities	4,122.2	5,304.0
Long-term debt	6,295.6	5,699.9
Other long-term obligations	1,366.0	1,336.7
Deferred income tax liability	718.1	203.9
Total liabilities	12,501.9	12,544.5
Equity
Mylan N.V. shareholders’ equity
Ordinary shares(1) — nominal value €0.01 per share as of December 31, 2015 and par value $0.50 per share as of December 31, 2014
Shares authorized: 1,200,000,000 and 1,500,000,000 as of December 31, 2015 and December 31, 2014
Shares issued: 491,928,095 and 546,658,507 as of December 31, 2015 and December 31, 2014	5.5	273.3
Additional paid-in capital	7,128.6	4,212.8
Retained earnings	4,462.1	3,614.5
Accumulated other comprehensive loss	(1,764.3)	(987.0)
	9,831.9	7,113.6
Noncontrolling interest	1.4	20.1
Less: Treasury stock — at cost
Shares: 1,311,193 and 171,435,200 as of December 31, 2015 and December 31, 2014	67.5	3,857.7
Total equity	9,765.8	3,276.0
Total liabilities and equity	$22,267.7	$15,820.5
____________

(1)	Common stock prior to February 27, 2015.

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net sales	$9,362.6	$7,646.5	$6,856.6
Other revenues	66.7	73.1	52.5
Total revenues	9,429.3	7,719.6	6,909.1
Cost of sales	5,213.2	4,191.6	3,868.8
Gross profit	4,216.1	3,528.0	3,040.3
Operating expenses:
Research and development	671.9	581.8	507.8
Selling, general and administrative	2,180.7	1,625.7	1,408.5
Litigation settlements, net	(97.4)	47.9	(14.6)
Other operating (income) expense, net	—	(80.0)	3.1
Total operating expenses	2,755.2	2,175.4	1,904.8
Earnings from operations	1,460.9	1,352.6	1,135.5
Interest expense	339.4	333.2	313.3
Other expense (income), net	206.1	44.9	74.9
Earnings before income taxes and noncontrolling interest	915.4	974.5	747.3
Income tax provision	67.7	41.4	120.8
Net earnings	847.7	933.1	626.5
Net earnings attributable to the noncontrolling interest	(0.1)	(3.7)	(2.8)
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$929.4	$623.7
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$1.80	$2.49	$1.63
Diluted	$1.70	$2.34	$1.58
Weighted average ordinary shares outstanding:
Basic	472.2	373.7	383.3
Diluted	497.4	398.0	394.5

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$847.7	$933.1	$626.5
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(790.9)	(622.9)	(273.7)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	3.1	(11.8)	8.2
Net unrecognized gain (loss) on derivatives	16.7	(182.6)	180.4
Net unrealized loss on marketable securities	(2.0)	—	(1.1)
Other comprehensive loss, before tax	(773.1)	(817.3)	(86.2)
Income tax provision (benefit)	4.2	(70.4)	67.4
Other comprehensive loss, net of tax	(777.3)	(746.9)	(153.6)
Comprehensive earnings	70.4	186.2	472.9
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	(3.7)	(2.8)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$70.3	$182.5	$470.1

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES Consolidated Statements of Equity (In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2012	539,664,386	$269.8	$3,986.7	$2,061.4	(144,459,209)	$(2,890.7)	$(86.5)	$15.1	$3,355.8
Net earnings	—	—	—	623.7	—	—	—	2.8	626.5
Other comprehensive earnings, net of tax	—	—	—	—	—	—	(153.6)	—	(153.6)
Common stock share repurchase	—	—	—	—	(28,485,459)	(1,000.0)	—	—	(1,000.0)
Stock options exercised, net of shares tendered for payment	4,313,644	2.2	74.0	—	—	—	—	—	76.2
Share-based compensation expense	—	—	47.0	—	—	—	—	—	47.0
Issuance of restricted stock, net of shares withheld	—	—	(19.6)	—	570,769	11.9	—	—	(7.7)
Tax benefit of stock option plans	—	—	15.5	—	—	—	—	—	15.5
Other	—	—	—	—	—	—	—	0.2	0.2
Balance at December 31, 2013	543,978,030	$272.0	$4,103.6	$2,685.1	(172,373,899)	$(3,878.8)	$(240.1)	$18.1	$2,959.9
Net earnings	—	$—	$—	$929.4	—	$—	$—	$3.7	$933.1
Other comprehensive earnings, net of tax	—	—	—	—	—	—	(746.9)	—	(746.9)
Stock options exercised, net of shares tendered for payment	2,680,477	1.3	52.5	—	—	—	—	—	53.8
Share-based compensation expense	—	—	66.0	—	—	—	—	—	66.0
Issuance of restricted stock, net of shares withheld	—	—	(40.2)	—	938,699	21.1	—	—	(19.1)
Tax benefit of stock option plans	—	—	30.9	—	—	—	—	—	30.9
Other	—	—	—	—	—	—	—	(1.7)	(1.7)
Balance at December 31, 2014	546,658,507	$273.3	$4,212.8	$3,614.5	(171,435,200)	$(3,857.7)	$(987.0)	$20.1	$3,276.0
Net earnings	—	$—	$—	$847.6	—	$—	$—	$0.1	$847.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(777.3)	—	(777.3)
Ordinary shares repurchase	—	—	—	—	1,311,193	(67.5)	—	—	(67.5)
Stock options exercised, net of shares tendered for payment	6,086,450	1.3	96.7	—	—	—	—	—	98.0
Share-based compensation expense	—	—	92.8	—	—	—	—	—	92.8
Issuance of restricted stock, net of shares withheld		—	(56.2)	—	618,338	14.5	—	—	(41.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(18.7)	(18.7)
Tax benefit of stock option plans	—	—	52.5	—	—	—	—	—	52.5
Exchange of Mylan Inc. common stock into Mylan N.V. ordinary shares	(378,388,431)	(185.0)	185.0	—	—	—	—	—	—
Issuance of ordinary shares to Mylan N.V.	378,388,431	—	—	—	—	—	—	—	—
Issuance of ordinary shares to purchase the EPD Business	110,000,000	1.3	6,304.5	—	—	—	—	—	6,305.8
Retirement of Mylan Inc. treasury stock, net	(170,816,862)	(85.4)	(3,757.7)	—	170,816,862	3,843.1	—	—	—
Other	—	—	(1.8)	—	—	0.1	—	(0.1)	(1.8)
Balance at December 31, 2015	491,928,095	$5.5	$7,128.6	$4,462.1	1,311,193	$(67.5)	$(1,764.3)	$1.4	$9,765.8

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$847.7	$933.1	$626.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,032.1	566.6	516.0
Share-based compensation expense	92.8	66.0	47.0
Change in estimated sales allowances	331.1	707.9	345.8
Deferred income tax provision	(115.9)	(315.2)	(87.1)
Loss from equity method investments	105.1	91.4	34.6
Financing fees	99.6	—	—
Other non-cash items	263.2	139.1	127.1
Litigation settlements, net	15.1	7.4	(14.6)
Changes in operating assets and liabilities:
Accounts receivable	(265.3)	(939.1)	(553.5)
Inventories	(320.4)	(147.5)	(157.1)
Trade accounts payable	131.8	(0.3)	137.2
Income taxes	(164.2)	78.5	(1.1)
Other operating assets and liabilities, net	(44.2)	(173.1)	85.8
Net cash provided by operating activities	2,008.5	1,014.8	1,106.6
Cash flows from investing activities:
Capital expenditures	(362.9)	(325.3)	(334.6)
Change in restricted cash	21.8	(5.1)	(228.0)
Cash paid for acquisitions, net	(693.1)	(50.0)	(1,261.9)
Proceeds from sale of property, plant and equipment	2.3	8.9	25.3
Purchase of marketable securities	(62.1)	(19.9)	(19.3)
Proceeds from sale of marketable securities	33.1	20.2	10.6
Payments for product rights and other, net	(508.8)	(429.1)	(60.9)
Net cash used in investing activities	(1,569.7)	(800.3)	(1,868.8)
Cash flows from financing activities:
Payment of financing fees	(130.4)	(5.8)	(34.6)
Purchase of ordinary shares	(67.5)	—	(1,000.0)
Change in short-term borrowings, net	(329.2)	(107.8)	141.4
Proceeds from convertible note hedge	1,970.8	—	—
Proceeds from issuance of long-term debt	3,539.2	2,235.0	4,974.7
Payment of long-term debt	(4,484.1)	(2,295.8)	(3,480.3)
Proceeds from exercise of stock options	97.7	53.8	76.2
Taxes paid related to net share settlement of equity awards	(31.8)	(27.7)	—
Acquisition of noncontrolling interest	(11.7)	—	—
Payments for contingent consideration	—	(150.0)	—
Other items, net	51.8	30.9	15.5
Net cash provided by (used in) financing activities	604.8	(267.4)	692.9
Effect on cash of changes in exchange rates	(33.1)	(12.9)	10.6
Net increase (decrease) in cash and cash equivalents	1,010.5	(65.8)	(58.7)
Cash and cash equivalents — beginning of period	225.5	291.3	350.0
Cash and cash equivalents — end of period	$1,236.0	$225.5	$291.3
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$18.0	$—	$250.0
Ordinary shares issued for acquisition	$6,305.8	$—	$—
Cash paid during the period for:
Income taxes	$302.9	$210.5	$189.6
Interest	$254.7	$273.8	$249.4

See Notes to Consolidated Financial Statements

Mylan N.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations
Mylan N.V. and its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two segments, “Generics” and “Specialty.” The principal markets for Generics are proprietary and ethical pharmaceutical wholesalers and distributors, group purchasing organizations, drug store chains, independent pharmacies, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”); Europe; and India, Australia, Japan, New Zealand and Brazil (collectively, “Rest of World”). Generics also focuses on developing API with non-infringing processes for both internal use and to partner with manufacturers in regulated markets such as the U.S. and the European Union (the “EU”) at market formation. The principal market for Specialty is pharmaceutical wholesalers and distributors, pharmacies and healthcare institutions primarily in the U.S.

2.	Summary of Significant Accounting Policies
Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan and those of its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in equity method affiliates are recorded at cost and adjusted for the Company’s share of the affiliates’ cumulative results of operations, capital contributions and distributions. Noncontrolling interests in the Company’s subsidiaries are recorded net of tax as net earnings attributable to noncontrolling interests.
Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.
Foreign Currencies. The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of Mylan. Statements of Operations and Cash Flows of all of the Company’s subsidiaries that have functional currencies other than U.S. Dollars are translated at a weighted average exchange rate for the period for inclusion in the Consolidated Statements of Operations and Cash Flows, whereas assets and liabilities are translated at the end of the period exchange rates for inclusion in the Consolidated Balance Sheets. Translation differences are recorded directly in shareholders’ equity as foreign currency translation adjustments. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in the Consolidated Statements of Operations.
Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.
Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other expense (income), net, in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other expense (income), net, in the Consolidated Statements of Operations.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, derivatives and accounts receivable.
Mylan invests its excess cash in high-quality, liquid money market instruments, principally overnight deposits and highly rated money market funds. The Company maintains deposit balances at certain financial institutions in excess of federally insured amounts. Periodically, the Company reviews the creditworthiness of its counterparties to derivative transactions, and it does not expect to incur a loss from failure of any counterparties to perform under agreements it has with such counterparties.

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 42% and 53% of the accounts receivable balances represent amounts due from three customers at December 31, 2015 and 2014, respectively. Total allowances for doubtful accounts were $33.6 million and $25.7 million at December 31, 2015 and 2014, respectively.
Inventories. Inventories are stated at the lower of cost or market, with cost principally determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.
Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (three to 18 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). Capitalized software is included in property, plant and equipment and is amortized over a period of three years. Capitalized software costs included on our Consolidated Balance Sheets were $130.0 million and $116.3 million, net of accumulated depreciation, at December 31, 2015 and 2014, respectively. The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $186.1 million, $172.8 million and $152.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from five to 20 years. The Company periodically reviews the original estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.
The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of an acquisition and, at the time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s financial condition and results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows.
Contingent Consideration. Mylan records contingent consideration resulting from business acquisitions at fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to other operating (income) expense, net within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.
Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks. At December 31, 2015, the Company had no amounts outstanding under such facilities. At December 31, 2014, the working capital facilities had a weighted average interest rate of 10.9% on borrowings of approximately $6 million.
Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, also has a $400 million accounts receivable facility (“Receivables Facility”), which will expire in January 2018. The Company had no amounts outstanding under the Receivables Facility in the Consolidated Balance Sheets at December 31, 2015. Included in the Consolidated Balance Sheets at December 31, 2014 was $325 million of short-term borrowings, which are recorded as a secured loan. The receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. At December 31, 2015 and 2014, there was $914.2 million and $1.07 billion of securitized accounts receivable, respectively.
Revenue Recognition. Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. The following briefly describes the nature of each provision and how such provisions are estimated.
Discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon sale utilizing historical customer payment experience.
Volume-based sales allowances are offered to key customers to promote customer loyalty and encourage greater product sales. These programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. The Company is able to estimate provisions for volume-based sales allowances and other promotional programs based on the specific terms in each agreement at the time of sale.
Consistent with industry practice, Mylan maintains a return policy that allows customers to return product within a specified period prior and subsequent to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns.
Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of products. Shelf stock adjustments are based upon the amount of product which the customer has remaining in its inventory at the time of the price reduction. Decreases in selling prices are discretionary decisions made by the Company to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and, in the case of shelf stock adjustments, estimates of inventory held by the customer.
The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

Accounts receivable are presented net of allowances relating to the above provisions. No significant revisions were made to the methodology used in determining these provisions during the years ended December 31, 2015 and 2014. Such allowances were $1.84 billion and $1.63 billion at December 31, 2015 and 2014, respectively. Other current liabilities included $681.8 million and $581.3 million at December 31, 2015 and 2014, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Royalty or profit share revenue from licensees, which are based on third-party sales of licensed products and technology, is recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is included in other revenue in the Consolidated Statements of Operations.
The Company recognizes contract manufacturing and other service revenue when the service is performed or when the Company’s partners take ownership and title has passed, collectability is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement.
The following table represents the percentage of consolidated third party net sales to Mylan’s major customers during the years ended December 31, 2015, 2014 and 2013.

	Percentage of Third Party Net Sales
	2015	2014	2013
AmeriSourceBergen Corporation	16%	13%	10%
McKesson Corporation	15%	19%	14%
Cardinal Health, Inc.	12%	12%	15%
Research and Development. Research and development (“R&D”) expenses are charged to operations as incurred.
Income Taxes. Income taxes have been provided for using an asset and liability approach in which deferred income taxes reflect the tax consequences on future years of events that the Company has already recognized in the financial statements or tax returns. Changes in enacted tax rates or laws may result in adjustments to the recorded tax assets or liabilities in the period that the new tax law is enacted.
Earnings per Ordinary Share. Basic earnings per ordinary share is computed by dividing net earnings attributable to Mylan N.V. ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per ordinary share is computed by dividing net earnings attributable to Mylan N.V. ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction (as defined below in Note 3 Acquisitions and Other Transactions), the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. The Company’s convertible note hedge on its Cash Convertible Notes, which was entered into in order to offset the cash flow risk associated with the cash conversion feature of the Cash Convertible Notes, was settled in conjunction with the maturity and full redemption of the Cash Convertible Notes on September 15, 2015. The terms of the warrant transactions were also adjusted so that the Company may settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, as adjusted, the Company has sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan N.V. ordinary shares, subject to certain anti-dilution adjustments, which under most circumstances represented the maximum number of shares to which the Cash Convertible Notes related (based on the conversion reference rate at the time of issuance). The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that the Company will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in the FASB Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging (“ASC 815”); however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants have been recorded in shareholders’ equity in the Consolidated Balance Sheets.
In September 2011, Mylan Inc. entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) for new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million Old Warrants were exchanged for New Warrants. All other terms and settlement provisions of the

Old Warrants remain unchanged in the New Warrants. The New Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under ASC 815-40, the New Warrants have also been recorded in shareholders’ equity in the Consolidated Balance Sheets. Settlement of the warrants will occur in the second quarter of 2016. The dilutive impact of the Old Warrants and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the years ended December 31, 2015, 2014 and 2013, warrants included in the calculation of diluted earnings per share were 20.7 million, 17.7 million and 5.1 million, respectively.

The Board of Directors periodically authorizes the Company to repurchase ordinary shares in the open market or through other methods. The Company repurchased approximately 1.3 million ordinary shares at a cost of approximately $67.5 million in 2015. The Company may repurchase up to $1 billion of the Company’s ordinary shares under its current repurchase program that was announced on November 16, 2015 (the “Share Repurchase Program”), but is not obligated to acquire any particular amount of ordinary shares and the program expires on August 27, 2016. The Company repurchased approximately 28.5 million common shares at a cost of approximately $1.0 billion in 2014 and approximately 41.4 million common shares at a cost of approximately $1.0 billion in 2013. These amounts reflect transactions executed through December 31st of each year.

Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2015 (1)	2014	2013
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$929.4	$623.7
Shares (denominator):
Weighted average ordinary shares outstanding	472.2	373.7	383.3
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$1.80	$2.49	$1.63

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$929.4	$623.7
Shares (denominator):
Weighted average ordinary shares outstanding	472.2	373.7	383.3
Share-based awards and warrants	25.2	24.3	11.2
Total dilutive shares outstanding	497.4	398.0	394.5
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$1.70	$2.34	$1.58
____________
(1)    As Mylan N.V. is the successor to Mylan Inc., the information set forth above refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.
Additional stock options or restricted stock awards were outstanding during the years ended December 31, 2015, 2014 and 2013 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 5.9 million, 6.1 million and 1.0 million shares for the years ended December 31, 2015, 2014 and 2013, respectively.
Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the Consolidated Statements of Operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, or 5) hedge cash or share payments required on conversion of issued convertible notes. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are included in earnings or deferred through other comprehensive earnings depending on the nature and effectiveness of the offset. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are included in interest expense. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the Consolidated Statements of Operations within other expense (income), net.
Financial Instruments. The Company’s financial instruments consist primarily of short-term and long-term debt, interest rate swaps, forward contracts and option contracts. The Company’s financial instruments also include cash and cash equivalents as well as accounts and other receivables and accounts payable, the fair values of which approximate their carrying values. As a policy, the Company does not engage in speculative or leveraged transactions.
The Company uses derivative financial instruments for the purpose of hedging foreign currency and interest rate exposures, which exist as part of ongoing business operations or to hedge cash or share payments required on conversion of issued convertible notes. The Company carries derivative instruments on the Consolidated Balance Sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatilities, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.
Recent Accounting Pronouncements. In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The updated guidance does not change the existing requirement that only permits offsetting within a jurisdiction, and as such, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years and early adoption is permitted. This guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. If applied prospectively, companies are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, companies are required to include quantitative information about the effects of the change on prior periods. The Company has elected to early adopt the new accounting guidance related to the presentation of deferred taxes as of December 31, 2015. As a result, the Company has changed its accounting policy to record all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the Consolidated Balance Sheets. The Consolidated Balance Sheet has been retrospectively adjusted to reflect this change for all periods presented. The reclassification resulted in a decrease in current assets and a decrease in current liabilities of approximately $345.7 million and $0.2 million, respectively at December 31 2014.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes thereto the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company will prospectively adopt this guidance beginning in fiscal year 2016.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which states that given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03, defined below, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The Company has elected to continue to present debt issuance costs related to line-of-credit arrangements as assets and continue to amortize the costs ratably over the term of the line-of credit arrangement.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring that debt issue costs for term debt be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other non-current assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. The Company has elected to early adopt the new accounting guidance related to deferred financing fees for term debt as of December 31, 2015. As a result, the Company has changed its accounting policy to record deferred financing fees, related to term debt, as a reduction of the liability recorded for the debt instrument rather than as an asset. The Consolidated Balance Sheet has been retrospectively adjusted to reflect this change for all periods presented. The Company retrospectively reclassified approximately $34.4 million from other assets to long-term debt, including current portion of long-term debt, for the year ended December 31, 2014.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 revises the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised guidance modifies the evaluation of whether certain limited partnerships and similar entities are variable interest entities (“VIE”) or voting interest entities, impacts the consolidation analysis of VIEs, clarifies when fees paid to a decision maker should be factors to include in the consolidation of VIEs, amends the guidance for assessing how related party relationships affect VIE consolidation analysis and provides an exemption for certain registered money market funds. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and can be applied using a modified retrospective approach. The Company will adopt this guidance beginning in fiscal year 2016 and does not believe it will have a material impact on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” updated with “ASU 2015-14”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

3.	Acquisitions and Other Transactions
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott Laboratories (“Abbott”) to acquire the EPD Business in an all-stock transaction. On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into an amended and restated definitive agreement implementing the transaction (the “EPD Transaction Agreement”). The EPD Transaction, closed on February 27, 2015 (the “EPD Transaction Closing Date”), after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V., in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. In addition, Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. As a result of the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and Mylan N.V. group’s global headquarters are located in Canonsburg, Pennsylvania.

The acquired EPD Business included more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.

The purchase price for Mylan N.V. of the acquired EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market (“NASDAQ”). At the closing of the EPD Transaction, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and Abbott Shareholders entered into a shareholder agreement (the “Shareholder Agreement”). Following an underwritten public offering of Abbott Shareholders of a portion of Mylan N.V.’s ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 14.2% of Mylan N.V.’s outstanding ordinary shares. The Company and Abbott engage in commercial transactions for the supply of products. In addition, Abbott provides certain transitional services to Mylan. The Company believes that these transactions are conducted on commercially reasonable terms.

In accordance with U.S. GAAP, Mylan N.V. used the purchase method of accounting to account for the EPD Transaction with Mylan Inc. being treated as the accounting acquirer. Under the purchase method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date. During the year ended December 31, 2015, adjustments were made to the preliminary purchase price recorded at February 27, 2015. These adjustments made to the preliminary purchase price related primarily to working capital amounts, deferred taxes and liabilities for post-employment benefits. The purchase price was finalized during the fourth quarter of 2015. The allocation of the $6.31 billion purchase price (as valued on the EPD Transaction Closing Date) to the assets acquired and liabilities assumed for the acquired EPD Business is as follows:

(In millions)	Preliminary Purchase Price Allocation as of February 27, 2015(a)	Measurement Period Adjustments(b)	Purchase Price Allocation as of December 31, 2015 (as adjusted)
Accounts receivable	$462.5	(18.7)	$443.8
Inventories	196.3	2.2	198.5
Other current assets	70.1	(27.1)	43.0
Property, plant and equipment	140.8	—	140.8
Identified intangible assets	4,843.0	—	4,843.0
Goodwill	1,285.7	55.3	1,341.0
Other assets	15.5	25.5	41.0
Total assets acquired	7,013.9	37.2	7,051.1
Current liabilities	(269.0)	0.1	(268.9)
Deferred tax liabilities	(382.1)	(39.8)	(421.9)
Other non-current liabilities	(57.0)	2.5	(54.5)
Net assets acquired	$6,305.8	$—	$6,305.8
____________

(a)	As originally reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

(b)
The measurement period adjustments are for 1) certain working capital adjustments to reflect facts and circumstances that existed as of the acquisition date, 2) an increase in the liability recorded for post-employment benefit programs to reflect updated opening balance sheet actuarial valuations and 3) adjustments to deferred income taxes. These adjustments did not have a significant impact on the Company’s previously reported condensed consolidated financial statements and accordingly, the Company has not retrospectively adjusted those financial statements.

The identified intangible assets of $4.84 billion are comprised of $4.52 billion of product rights and licenses that have weighted average useful lives of 13 years and $320 million of contractual rights that have weighted average useful lives ranging from two to five years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.34 billion arising from the acquisition primarily relates to the expected synergies of the combined company and the value of the employee workforce. All of the goodwill was assigned to the

Generics segment. Goodwill of $947 million is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $86.1 million and $50.2 million were incurred during the years ended December 31, 2015 and 2014, respectively, which were recorded as a component of selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Operations.
The operating results of the acquired EPD Business have been included in the Company’s Consolidated Statements of Operations since February 27, 2015. The revenues of the acquired EPD Business for the period from the acquisition date to December 31, 2015 were $1.47 billion and the net loss, net of tax, was $62.4 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.
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

	Year Ended December 31,
(Unaudited, in millions, except per share amounts)	2015	2014
Total revenues	$9,676.3	$9,704.6
Net earnings attributable to Mylan N.V. ordinary shareholders	$934.9	$694.0
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$1.91	$1.43
Diluted	$1.81	$1.37
Weighted average ordinary shares outstanding:
Basic	490.5	483.7
Diluted	515.7	508.0
Jai Pharma Limited
On February 2, 2015, the Company signed a definitive agreement to acquire certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), a specialty women’s healthcare company with global leadership in generic oral contraceptive products. On November 20, 2015, the Company completed the acquisition of Jai Pharma Limited through its wholly owned subsidiary Mylan Laboratories Limited for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration (“FDA”) of a product under development with Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that is contingent upon at least one of two former principal shareholders of Jai Pharma Limited continuing to provide consulting services to the acquired business for the two year post-closing period and this amount will be treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment. The allocation of the $711.1 million purchase price to the assets acquired and liabilities assumed for Jai Pharma Limited is as follows:

(In millions)
Current assets (excluding inventories)	$25.7
Inventories	4.9
Property, plant and equipment	17.2
Identified intangible assets	437.0
In-process research and development	98.0
Goodwill	317.2
Other assets	0.7
Total assets acquired	900.7
Current liabilities	(9.1)
Deferred tax liabilities	(180.5)
Net assets acquired	$711.1
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the determination of contingent liabilities, the finalization of the fair value of tangible and intangible assets, the finalization of the working capital adjustment and deferred income taxes.
The acquisition of Jai Pharma Limited significantly broadened the Company’s women’s healthcare portfolio and strengthened its technical and manufacturing capabilities. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. Discount rates of 10% and 11% were utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these products will total approximately $5 million and are expected to be incurred from 2016 through 2019. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
The identified intangible assets of $437 million are comprised of product rights and licenses that have weighted average useful lives of nine years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $317.2 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. None of the goodwill recognized is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $8.5 million were incurred during the year ended December 31, 2015, which were recorded as a component of SG&A expense in the Consolidated Statements of Operations. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis.
Agila Specialties
On February 27, 2013, the Company announced that it had signed definitive agreements to acquire the Agila Specialties businesses (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which included estimated contingent consideration of $250 million. During the third quarter of 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the year ended December 31, 2014, which is included in other operating (income) expense, net in the Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $173 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expanded and strengthened Mylan injectables platform and portfolio, and also provided Mylan entry into certain new geographic markets. Approximately $49.8 million of expenses were incurred during the year ended December 31, 2013 that related to this acquisition.

In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the six months ended June 30, 2014, adjustments were made to the preliminary amounts recorded at December 31, 2013 primarily related to working capital and deferred taxes. These adjustments are reflected in the values presented below. The allocation of the $1.43 billion purchase price to the assets acquired and liabilities assumed for Agila is as follows:

(In millions)
Current assets (excluding inventories)	$45.5
Inventories	37.3
Property, plant and equipment	146.2
Identified intangible assets	280.0
In-process research and development	436.0
Goodwill	936.6
Other assets (including equity method investment)	152.8
Total assets acquired	2,034.4
Current liabilities	(242.0)
Deferred tax liabilities	(235.1)
Other noncurrent liabilities	(123.6)
Net assets acquired	$1,433.7

The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilized forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 13.0% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $10 million, which is expected to be incurred in 2016. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.

The identified intangible assets of $280 million are comprised of $221 million of product rights and licenses that have weighted average useful lives of eight years and $59 million of customer relationships that have weighted average useful lives of five years. The equity method investment of $125 million represents the fair value of Agila’s 50% interest in Sagent Agila LLC (“Sagent Agila”). Payments for product rights and other, net on the Consolidated Statements of Cash Flows for the year ended December 31, 2014, includes payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. The goodwill of approximately $937 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. At the date of the acquisition, the Company estimated that none of the goodwill recognized would be deductible for income tax purposes. As a result of a legal merger of the Indian subsidiaries of Agila with Mylan Laboratories Limited, which was approved by the relevant Indian regulatory authorities during the third quarter of 2014, approximately $711 million of goodwill related to the acquisition of Agila will be deductible for tax purposes, refer to Note 10 Income Taxes for additional information.

Significant assumptions utilized in the valuation of identified intangible assets, the equity method investment and IPR&D were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP.

Unaudited Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information as if the acquisition of Agila had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2012, nor are they indicative of the future operating results of the combined company.

Year Ended December 31,
(Unaudited, in millions, except per share amounts)	2013
Total revenues	$7,109
Net earnings attributable to Mylan Inc. common shareholders	$443
Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$1.16
Diluted	$1.12
Weighted average common shares outstanding:
Basic	383.3
Diluted	394.5

Other Transactions
On January 8, 2016, the Company entered into an agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits of the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
In December 2015, the Company entered into an agreement to acquire certain European intellectual property rights and marketing authorizations. The purchase price was $202.5 million including approximately $2.5 million of transaction costs. The Company accounted for this transaction as an asset acquisition. The Company paid $10 million at the closing of the transaction, which is included in investing on the Consolidated Statements of Cash Flows. The Company expects to pay approximately $165 million during 2016 and the remaining $25 million during the first quarter of 2017, subject to certain timing conditions. The asset will be amortized over a useful life of five years.
On November 13, 2015, the Company announced that the acceptance condition to our previously announced offer (the “Perrigo Offer”) to acquire all of the issued and outstanding ordinary shares of Perrigo Company plc (“Perrigo”) had not been satisfied and had lapsed in accordance with its terms. Any Perrigo ordinary shares that were tendered by Perrigo shareholders were returned to the respective Perrigo shareholders.
On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. ("Teva"), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva's unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares pursuant to the terms of the Call Option Agreement. In compliance with the current statutory arrangement, 25% of the nominal value of the preferred shares, approximately $1.3 million, was paid to Mylan in cash upon issuance. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. On September

19, 2015, the Foundation requested the redemption of the Mylan preferred shares issued on July 23, 2015, informing Mylan that it was reasonably convinced that the influences that might adversely affect or threaten the strategy, mission, independence, continuity and/or identity of Mylan and its business in a manner that is contrary to the interest of Mylan, its business, and its stakeholders had been sufficiently addressed. Mylan ordinary shareholders approved the redemption of the preferred shares on January 7, 2016 at an extraordinary general meeting of shareholders. The Foundation will continue to have the right to exercise the Option in the future in response to a new threat to the interests of Mylan, its businesses and its stakeholders from time to time.
During 2015, the Company entered into agreements with multiple counterparties to acquire certain marketed pharmaceutical products for upfront payments totaling approximately $360.8 million, which were paid during the year ended December 31, 2015 and are included in investing activities in the Consolidated Statements of Cash Flows. The Company will be subject to potential future sales and other contingent milestone payments under the terms of one of the agreements.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”), a novel once-daily nebulized long-acting muscarinic antagonist (“LAMA”) for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for the reimbursement of Theravance Biopharma's development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in upfront development costs during the year ended December 31, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.
On September 10, 2014, the Company entered into an agreement with Aspen Global Incorporated to acquire the U.S. commercialization, marketing and intellectual property rights related to Arixtra® Injection (“Arixtra”) and the authorized generic rights of Arixtra. The purchase price for this intangible asset was $300 million, of which $225 million was paid at the closing of the transaction on September 25, 2014. An additional $37.5 million was paid during the fourth quarter of 2014, and is included in payments for product rights and other, net on the Consolidated Statements of Cash Flows. The remaining $37.5 million, which was held in escrow, was released during the year ended December 31, 2015 upon the satisfaction of certain conditions. The asset will be amortized over an estimated useful life of ten years.
On June 30, 2014, the Company acquired certain product rights and other intangible assets in, or for, Australia, New Zealand and Brazil. In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. The purchase price for these assets was $50.0 million. The purchase price allocation resulted in approximately $36.7 million of intangible assets which were included in product rights and licenses, and goodwill of approximately $13.3 million which was assigned to Mylan’s Generics segment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date.

4.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	December 31, 2015	December 31, 2014
Inventories:
Raw materials	$592.4	$549.5
Work in process	387.0	298.4
Finished goods	971.6	803.5
	$1,951.0	$1,651.4

(In millions)	December 31, 2015	December 31, 2014
Property, plant and equipment:
Land and improvements	$124.5	$88.3
Buildings and improvements	950.6	826.4
Machinery and equipment	1,928.4	1,739.3
Construction in progress	290.5	301.8
	3,294.0	2,955.8
Less accumulated depreciation	1,310.1	1,170.1
	$1,983.9	$1,785.7

Other current liabilities:
Legal and professional accruals, including litigation accruals	$122.6	$81.8
Payroll and employee benefit plan accruals	367.9	282.6
Accrued sales allowances	681.8	581.3
Accrued interest	25.1	63.8
Fair value of financial instruments	19.8	52.2
Other	624.7	372.4
	$1,841.9	$1,434.1

Contingent consideration included in other current liabilities is $35.0 million and $20.0 million at December 31, 2015 and 2014, respectively. Contingent consideration included in other long-term obligations is $491.4 million and $450.0 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company reclassified $15.0 million of contingent consideration from other long-term obligations to other current liabilities representing milestone payments that are expected to be paid in 2016. Included in prepaid expenses and other current assets is $106.6 million and $134.1 million of restricted cash at December 31, 2015 and 2014, respectively. An additional $100 million of restricted cash is classified as a component of other long-term assets at December 31, 2015 and 2014, principally related to amounts deposited in escrow, or restricted accounts, for potential contingent consideration payments related to the Agila acquisition.

5.	Equity Method Investments
The Company’s has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), whose activities qualify for income tax credits under Section 45 of the Internal Revenue Code, as amended (the “Code”). The carrying value of the clean energy investments totaled $379.3 million and $437.5 million at December 31, 2015 and 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Liabilities related to these clean energy investments totaled $419.3 million and $472.7 million at December 31, 2015 and 2014, respectively. Of these liabilities, $357.0 million and $412.9 million are included in other long-term obligations in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. The remaining $62.3 million and $59.8 million are included in other current liabilities in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.
In addition, the Company holds a 50% interest in Sagent Agila, which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. The carrying value of the investment in Sagent Agila included in other assets totaled $96.2 million and $109.9 million at December 31, 2015 and 2014, respectively, in the Consolidated Balance Sheets.
Summarized financial information, in the aggregate, of the Company’s equity method investments on a 100% basis as of and for the years ended December 31, 2015, 2014 and 2013 are as follows:

(In millions)	December 31, 2015	December 31, 2014
Current assets	$97.6	$97.3
Noncurrent assets	14.6	18.8
Total assets	112.2	116.1
Current liabilities	74.9	83.8
Noncurrent liabilities	2.6	2.5
Total liabilities	77.5	86.3
Net assets	$34.7	$29.8

(In millions)	Year Ended December 31,
	2015	2014	2013
Total revenues	$774.6	$536.8	$167.5
Gross loss	(11.3)	(7.8)	(6.1)
Operating and non-operating expense	25.6	16.9	4.3
Net loss	$(36.9)	$(24.7)	$(10.4)
The Company’s net losses from equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment to the underlying assets of each individual investee. For the years ended December 31, 2015, 2014 and 2013, the Company’s share of the net loss of the equity method investments was $105.1 million, $91.4 million and $34.6 million, respectively, which was recognized as a component of other income (expense), net. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2013:
Goodwill	$3,991.4	$734.1	$4,725.5
Accumulated impairment losses	—	(385.0)	(385.0)
	3,991.4	349.1	4,340.5
Acquisitions	13.3	—	13.3
Divestment	(10.5)	—	(10.5)
Foreign currency translation	(294.0)	—	(294.0)
	3,700.2	349.1	4,049.3
Balance at December 31, 2014:
Goodwill	3,700.2	734.1	4,434.3
Accumulated impairment losses	—	(385.0)	(385.0)
	3,700.2	349.1	4,049.3
Acquisitions	1,658.2	—	1,658.2
Foreign currency translation	(327.4)	—	(327.4)
	5,031.0	349.1	5,380.1
Balance at December 31, 2015:
Goodwill	5,031.0	734.1	5,765.1
Accumulated impairment losses	—	(385.0)	(385.0)
	$5,031.0	$349.1	$5,380.1

Intangible assets consist of the following components at December 31, 2015 and 2014:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2015
Amortized intangible assets:
Patents and technologies	20	$116.6	$103.8	$12.8
Product rights and licenses	11	8,848.6	2,652.7	6,195.9
Other(1)	6	465.3	189.8	275.5
		9,430.5	2,946.3	6,484.2
In-process research and development		737.7	—	737.7
		$10,168.2	$2,946.3	$7,221.9
December 31, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$99.2	$17.4
Product rights and licenses	10	3,617.0	2,127.8	1,489.2
Other(1)	8	162.2	70.6	91.6
		3,895.8	2,297.6	1,598.2
In-process research and development		748.9	—	748.9
		$4,644.7	$2,297.6	$2,347.1
____________

(1)	Other intangibles consist principally of customer lists, contractual rights and other contracts.
Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic category, is as follows:

(In millions)	December 31, 2015	December 31, 2014
Allergy	$71.2	$82.5
Anti-infectives	368.7	152.8
Antineoplastic	169.3	123.7
Cardiovascular	1,105.5	175.0
Central Nervous System	949.8	199.5
Dermatological	52.9	65.9
Endocrine and Metabolic	1,152.5	54.8
Gastrointestinal	1,289.9	67.6
Hematological Agents	370.1	294.5
Immunological Agents	322.7	20.8
Respiratory System	137.9	78.3
Other(1)	205.4	173.8
	$6,195.9	$1,489.2
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.
Amortization expense, which is classified primarily within cost of sales in the Consolidated Statements of Operations, for the years ended December 31, 2015, 2014 and 2013 was approximately $846.0 million, $393.8 million and $363.7 million, respectively. Amortization expense for the years ended December 31, 2015, 2014 and 2013 includes intangible asset impairment charges of $31.3 million, $27.7 million and $18.0 million, respectively. Amortization expense, inclusive of the intangible assets acquired as a result of the acquisition of the EPD Business and the acquisition of Jai Pharma Limited during

2015, is expected to be approximately $933 million, $795 million, $742 million, $661 million and $568 million for the years ended December 31, 2016 through 2020, respectively.
Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
The Company performed its annual impairment review of certain IPR&D assets during the third and fourth quarters of 2015. This review of IPR&D assets principally relates to assets acquired as part of the Agila acquisition in December 2013, the respiratory delivery platform acquisition in December 2011 and the Bioniche Pharma acquisition in September 2010. For the years ended December 31, 2015 and 2014, the Company recorded $31.3 million and $17.7 million, respectively, of impairment charges related to the Agila IPR&D assets, which was recorded as a component of amortization expense. For the year ended December 31, 2013, the Company recorded $18.0 million of impairment charges primarily related to the Bioniche Pharma IPR&D assets, which was recorded as a component of amortization expense. These impairment charges resulted from the Company’s estimate of the fair value of these assets, which was based upon updated forecasts and commercial development plans, compared with the assigned fair values at the acquisition date. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 7 Financial Instruments and Risk Management. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 9.8% and 11.8% were utilized in the valuations performed during the third and fourth quarters of 2015. Discount rates ranging between 10% and 12% were utilized in valuation during the third quarter of 2014. Changes to any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset. During the years ended December 31, 2015 and 2014, approximately $59.4 million and $60.3 million, respectively, was reclassified from acquired IPR&D to product rights and licenses.

In addition, the Company monitors long-lived intangible assets for potential triggering events or changes in circumstances that would indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2015, the Company revised its estimated useful lives on certain intangible assets. During the year ended December 31, 2014, the Company recorded impairment charges of approximately $10.0 million related to product rights and licenses, which was recorded as a component of amortization expense.

During the year ended December 31, 2015, the Company made cash payments of approximately $425 million for products rights and licenses related to certain marketed pharmaceutical products with multiple counterparties, as further described in Note 3 Acquisitions and Other Transactions. During the year ended December 31, 2014, the Company made cash payments of approximately $383 million for product rights and licenses, of which approximately $120 million related to the Company’s purchase of certain commercialization rights in the U.S. and other countries related to the Agila acquisition and approximately $263 million related to the Company’s purchase of the U.S. commercialization, marketing and intellectual property rights of Arixtra and the authorized generic rights of Arixtra.

7.	Financial Instruments and Risk Management
The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk, interest rate risk and equity risk.

Foreign Currency Risk Management
In order to manage foreign currency risk, the Company enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Consolidated Statements of Operations.

The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (“AOCE”), depending on the nature and effectiveness of the offset.

Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed- and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets.

Cash Flow Hedging Relationships

The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with the variability in the future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Consolidated Statements of Operations.

In conjunction with a senior notes offering during the second quarter of 2013 and the related repayment of the Company’s variable-rate 2011 term loans (the “2011 Term Loans”), the Company terminated all interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate 2011 Term Loans. As a result, during the year ended December 31, 2013, approximately $0.8 million that had previously been classified in AOCE was recognized into other expense (income), net, as the forecasted transaction was no longer probable of occurring. In addition, $750 million of floating-rate debt interest rate swaps that were extended through forward-starting swaps were terminated during the year ended December 31, 2013 in the transaction described above. There were no interest rate swaps on floating-rate debt as of December 31, 2015 or December 31, 2014.

In anticipation of issuing fixed-rate debt, the Company may use treasury rate locks or forward starting interest rate swaps that are designated as cash flow hedges. In April 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps were designed as cash flow hedges of expected future issuances of long-term bonds. The Company executed $1 billion of notional value swaps with an effective date of August 2015. These swaps had a maturity of ten years. In August 2015, the Company terminated these swaps. As a result of this termination, the Company incurred losses, net of tax, of approximately $32.9 million, which were recorded in AOCE in the third quarter of 2015. During the fourth quarter of 2015, the balance in AOCE was recognized in other expense (income), net as the forecasted transaction was no longer probable of occurring.
In August 2014, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps were designed as cash flow hedges of expected future issuances of long-term bonds. The Company executed $575 million of notional value swaps with an effective date of September 2015. These swaps had a maturity of ten years. In September 2015, the Company terminated these swaps, and as a result of this termination, the Company has recognized losses, net of tax, of approximately $22.4 million, which were recorded in AOCE. During the fourth quarter of 2015, the Company issued $500 million aggregate principal amount of 3.000% Senior Notes due December 2018 and $500 million aggregate principal amount of 3.750% Senior Notes due December 2020. The Company recognized approximately $11.8 million of the loss, net of tax, previously recorded to AOCE in other expense (income), net during the fourth quarter of 2015. The remaining loss, net of tax, of approximately $10.6 million will be amortized over the remaining lives of the 3.000% Senior Notes due December 2018 and 3.750% Senior Notes due December 2020.
In September 2015, the Company entered into a series of forward starting swaps to hedge against changes in interest rates related to future debt issuances. These swaps are designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $500 million of notional value swaps with an effective date of June 2016 and an additional $500 million of notional value swaps with an effective date of November 2016. Both sets of swaps have a maturity of ten years.
In December 2014, the Company terminated certain forward starting swaps designated as cash flow hedges of expected future issuances of long-term bonds. As a result of this termination, the Company has recognized a loss of approximately $14.6 million during the year ended December 31, 2014.

During the first and third quarters of 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact the Company’s expected financing of the acquisition of Agila. These interest rate swaps were designated as cash flow hedges of expected future interest payments. In February 2013, the Company executed interest rate swaps with a notional value of $1.07 billion. In September 2013, the terms of these swaps were extended to an effective date in November 2013 and the Company executed an additional $930 million of notional value of interest rate swaps with an effective date in November 2013. In November 2013, all of the swaps were terminated in conjunction with the completion of the financing of the Agila acquisition. As a result, a gain of $41.2 million was recorded in AOCE, which is being amortized over the term of the related financing transactions. In addition, approximately $0.8 million of hedge ineffectiveness was recorded in other expense (income), net.

Fair Value Hedging Relationships

The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as assets or current liabilities in the Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. In November 2014, in conjunction with the redemption of the Company’s 6.000% Senior Notes due 2018, the Company’s counterparties exercised their right to terminate certain swaps that had been designated as a fair value hedge on a portion of the Company’s 6.000% Senior Notes due 2018. As a result, during the year ended December 31, 2014, the Company received a payment of approximately $15 million related to the swap termination, which was recognized into other expense (income), net.

In June 2013, the Company entered into interest rate swaps with a notional value of $500 million that were designated as hedges of the Company’s 1.800% Senior Notes due 2016. In October 2014, the Company terminated these fair value swaps, and as a result, during the year ended December 31, 2014, the Company recognized a gain of approximately $0.4 million. This amount will be amortized to earnings over the remaining life of the 1.350% Senior Notes due 2016. In December 2013, the Company entered into interest rate swaps with a notional value of $750 million that were designated as hedges of the Company’s 3.125% Senior Notes due 2023. The variable rate was 0.74% at December 31, 2015. The total notional amount of the Company’s interest rate swaps on fixed-rate debt was $750 million as of December 31, 2015 and 2014.

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

In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to the Mylan N.V. ordinary shares. As adjusted in connection with the consummation of the EPD Transaction, holders could convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of Mylan N.V.’s ordinary shares, b) specified distributions to common shareholders, c) a fundamental change, as defined in the indenture governing the Cash Convertible Notes, or d) certain time periods specified in the indenture governing the Cash Convertible Notes. The conversion feature could only be settled in cash and, therefore, it was bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. Both the cash conversion feature and the purchased convertible note hedge were measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Operations. The Company’s convertible note hedge on its Cash Convertible Notes, which was entered into in order to offset the cash flow risk associated with the cash conversion feature of the Cash Convertible Notes, was settled in conjunction with the maturity and full redemption of the Cash Convertible Notes on September 15, 2015.

At December 31, 2014, the convertible note hedge had a total fair value of $1.85 billion, which reflected the maximum loss that would have been incurred had the parties failed to perform according to the terms of the contract. The counterparties were highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties were required to post collateral against this obligation had they been downgraded below thresholds specified in the contract. Eligible collateral was comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

Also, in conjunction with the issuance of the Cash Convertible Notes, Mylan Inc. entered into several warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the warrants were also adjusted so that the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Settlement of the warrants will occur during the second quarter of 2016. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares, and have been recorded in shareholders’ equity in the Company’s Consolidated Balance Sheets, the instruments are exempt from the scope of U.S. GAAP guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements. The Company records all derivative instruments on a gross basis in the Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables below reflect the gross amounts of derivatives recorded in the Company’s Consolidated Financial Statements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$36.3	Prepaid expenses and other current assets	$30.4
Foreign currency forward contracts	Prepaid expenses and other current assets	8.4	Prepaid expenses and other current assets	12.9
Total		$44.7		$43.3

	Liability Derivatives
	December 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$10.5	Other current liabilities	$49.9
Total		$10.5		$49.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$20.0	Prepaid expenses and other current assets	$5.5
Purchased cash convertible note hedge	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	1,853.5
Total		$20.0		$1,859.0

	Liability Derivatives
	December 31, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$9.3	Other current liabilities	$2.3
Cash conversion feature of Cash Convertible Notes	Current portion of long-term debt and other long-term obligations	—	Current portion of long-term debt and long-term obligations	1,853.5
Total		$9.3		$1,855.8

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2015	2014	2013
Interest rate swaps	Interest expense	$5.9	$35.6	$(17.9)
Total		$5.9	$35.6	$(17.9)

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In millions)		2015	2014	2013
2016 Senior Notes (1.800% coupon)	Interest expense	$—	$(0.9)	$0.4
2018 Senior Notes (6.000% coupon)	Interest expense	—	4.6	17.1
2018 Senior Notes (6.000% coupon)	Other expense (income), net	—	15.0	—
2023 Senior Notes (3.125% coupon)	Interest expense	(5.9)	(45.7)	15.4
Total		$(5.9)	$(27.0)	$32.9

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
(In millions)	2015	2014	2013
Foreign currency forward contracts	$(44.5)	$(26.8)	$(83.8)
Interest rate swaps	13.5	(135.1)	136.6
Total	$(31.0)	$(161.9)	$52.8

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In millions)		2015	2014	2013
Foreign currency forward contracts	Net sales	$(40.3)	$(47.9)	$(60.5)
Interest rate swaps	Interest expense	(0.8)	(0.6)	(1.5)
Interest rate swaps	Other expense (income), net	—	—	(0.8)
Total		$(41.1)	$(48.5)	$(62.8)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In millions)		2015	2014	2013
Foreign currency forward contracts	Other expense (income), net	$45.1	$82.3	$61.6
Total		$45.1	$82.3	$61.6

At December 31, 2015, the Company expects that approximately $40.7 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2015	2014	2013
Interest rate swaps	Other expense (income), net	$(71.2)	$—	$—
Foreign currency forward contracts	Other expense (income), net	41.7	(78.3)	2.2
Cash conversion feature of Cash Convertible Notes	Other expense (income), net	1,853.5	(550.2)	(667.0)
Purchased cash convertible note hedge	Other expense (income), net	(1,853.5)	550.2	667.0
Total		$(29.5)	$(78.3)	$2.2

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$923.3	$—	$—	$923.3
Total cash equivalents	923.3	—	—	923.3
Trading securities:
Equity securities — exchange traded funds	22.8	—	—	22.8
Total trading securities	22.8	—	—	22.8
Available-for-sale fixed income investments:
U.S. Treasuries	—	4.7	—	4.7
Corporate bonds	—	15.7	—	15.7
Agency mortgage-backed securities	—	3.9	—	3.9
Asset backed securities	—	2.3	—	2.3
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	28.0	—	28.0
Available-for-sale equity securities:
Marketable securities	26.0	—	—	26.0
Total available-for-sale equity securities	26.0	—	—	26.0
Foreign exchange derivative assets	—	28.4	—	28.4
Interest rate swap derivative assets	—	36.3	—	36.3
Total assets at recurring fair value measurement	$972.1	$92.7	$—	$1,064.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$9.3	$—	$9.3
Interest rate swap derivative liabilities	—	10.5	—	10.5
Contingent consideration	—	—	526.4	526.4
Total liabilities at recurring fair value measurement	$—	$19.8	$526.4	$546.2

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$122.2	$—	$—	$122.2
Total cash equivalents	122.2	—	—	122.2
Trading securities:
Equity securities — exchange traded funds	20.2	—	—	20.2
Total trading securities	20.2	—	—	20.2
Available-for-sale fixed income investments:
U.S. Treasuries	—	0.6	—	0.6
Corporate bonds	—	12.0	—	12.0
Agency mortgage-backed securities	—	13.3	—	13.3
Other	—	2.2	—	2.2
Total available-for-sale fixed income investments	—	28.1	—	28.1
Available-for-sale equity securities:
Marketable securities	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	18.4	—	18.4
Interest rate swap derivative assets	—	30.4	—	30.4
Purchased cash convertible note hedge	—	1,853.5	—	1,853.5
Total assets at recurring fair value measurement	$142.5	$1,930.4	$—	$2,072.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$2.3	$—	$2.3
Interest rate swap derivative liabilities	—	49.9	—	49.9
Cash conversion feature of Cash Convertible Notes	—	1,853.5	—	1,853.5
Contingent consideration	—	—	470.0	470.0
Total liabilities at recurring fair value measurement	$—	$1,905.7	$470.0	$2,375.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

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

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition, the acquisition of Jai Pharma Limited and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2015 and 2014, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.9% to 9.8% were utilized in the valuation. For the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the third quarter of 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the year ended December 31, 2014, which is included in other operating (income) expense, net in the Consolidated Statements of Operations. During the years ended December 31, 2015 and 2014, accretion of $38.4 million and $35.3 million, respectively, was recorded in interest expense. Total contingent consideration also increased $18.0 million in 2015 due to the acquisition of Jai Pharma Limited.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities, included in prepaid expenses and other current assets, were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Debt securities	$28.3	$—	$(0.3)	$28.0
Equity securities	27.3	—	(1.3)	26.0
	$55.6	$—	$(1.6)	$54.0
December 31, 2014
Debt securities	$27.7	$0.4	$—	$28.1
Equity securities	—	0.1	—	0.1
	$27.7	$0.5	$—	$28.2

Maturities of available-for-sale debt securities at fair value as of December 31, 2015, were as follows:

(In millions)
Mature within one year	$1.2
Mature in one to five years	14.8
Mature in five years and later	12.0
$28.0

8.	Debt
Receivables Facility
The Company has the Receivables Facility, an accounts receivable securitization facility, with a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. In January 2015, the Receivables Facility was amended and restated, and its maturity was extended through January 2018.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”) a wholly owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. MPI is the servicer of the receivables under the Receivables Facility. Purchases under the Receivables Facility will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI. Mylan Securitization’s assets have been pledged to the agent in support of its obligations under the Receivables Facility.
Any amounts outstanding under the facility will be recorded as a secured loan and the receivables underlying any borrowings will continue to be included in accounts receivable, net, in the Consolidated Balance Sheets of the Company.
The Receivables Facility contains requirements relating to the performance of the accounts receivable and covenants related to the Company. If we do not comply with the covenants under the Receivables Facility, our ability to use the Receivables Facility may be suspended and repayment of any outstanding balances under the Receivables Facility may be required.
As of December 31, 2015, the Company had $914.2 million accounts receivable balances sold to Mylan Securitization and no short-term borrowings included in the Consolidated Balance Sheets. As of December 31, 2014, the Consolidated Balance Sheets include $1.07 billion of accounts receivable balances sold to Mylan Securitization, as well as $325 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 0.93% at December 31, 2014. During the year ended December 31, 2015, the Company paid approximately $1.5 million in upfront fees and other fees which were recorded as deferred financing costs in the Consolidated Balance Sheets.

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	December 31, 2015	December 31, 2014
2015 Term Loans		$1,600.0	$—
2014 Term Loan		800.0	800.0
Cash Convertible Notes(a)	3.750%	—	2,405.6
2016 Senior Notes(b)	1.800%	500.1	500.2
2016 Senior Notes(c)	1.350%	499.9	499.8
2018 Senior Notes(d)	2.600%	649.3	649.0
2018 Senior Notes(d)	3.000%	499.4	—
2019 Senior Notes(e)	2.550%	499.2	499.0
2020 Senior Notes(f)	3.750%	499.8	—
2020 Senior Notes(g)	7.875%	—	1,010.5
2023 Senior Notes(e)	3.125%	785.2	779.1
2023 Senior Notes(h)	4.200%	498.4	498.2
2043 Senior Notes(h)	5.400%	497.0	497.0
Other		4.3	0.1
Deferred financing fees(i)		(38.3)	(34.4)
Total long-term debt, including current portion of long-term debt		7,294.3	8,104.1
Less current portion		998.7	2,404.2
Total long-term debt		$6,295.6	$5,699.9
____________

(a)
The Cash Convertible Notes matured on September 15, 2015 and the remaining amount outstanding was repaid in full by the Company utilizing proceeds from the Delayed Draw Loan, included in 2015 Term Loans above. In addition, the convertible note hedge was settled during the third quarter of 2015.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest. Instrument is due on June 24, 2016 and is included in current portion of long-term debt and other long-term obligations in the Consolidated Balance Sheets at December 31, 2015.

(c)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest. Instrument is due on November 29, 2016 and is included in current portion of long-term debt and other long-term obligations in the Consolidated Balance Sheets at December 31, 2015.

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

(f)
Instrument is callable by the Company at any time that is one month prior to the maturity date at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.35% plus, in each case, accrued and unpaid interest.

(g)	Instrument was called by the Company on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date.

(h)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

(i)
The Company has elected to early adopt ASU 2015-03, as further described in Note 2 Summary of Significant Accounting Policies, as of December 31, 2015. As such, the Company has retrospectively reclassified deferred financing fees related to term debt and Senior Notes from other assets to the current portion of long-term debt and other long-term obligations or long-term debt, dependent on the respective debt instrument, on the Consolidated Balance Sheets for all periods presented. For disclosure purposes, the amount has not been allocated to the individual instruments.

Revolving Facility
On December 19, 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, subsequently amended on June 19, 2015 and further amended on October 28, 2015 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contained a $1.5 billion revolving facility, which expires on December 19, 2019. The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings. In connection with its entry into the Revolving Facility, the Company terminated the credit agreement entered into in June 2013 (the “June 2013 Credit Agreement”). The Revolving Facility contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The Revolving Facility also contains a maximum consolidated leverage ratio financial covenant.
On June 19, 2015, the Company entered into an additional amendment to the Revolving Credit Agreement (the “Incremental Amendment”). The Incremental Amendment provides that ING Bank N.V. will make available $150 million of additional revolving commitments under the Revolving Facility (the “Increased Commitments”), increasing the aggregate principal amount of the revolving commitments available under the Revolving Facility from $1.5 billion to $1.65 billion (the “Revolving Facility”). At December 31, 2015 and December 31, 2014, the Company had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility at December 31, 2015 was LIBOR plus 1.325% per annum. The Revolving Facility has a facility fee which is 0.175%.
2015 Term Loans
On July 15, 2015, the Company entered into a term credit agreement, which was amended on October 28, 2015 (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent (in such capacity, the “Credit Agreement Administrative Agent”). The 2015 Term Credit Agreement provided for a delayed-draw term loan credit facility (the “Credit Facility”) under which the Borrower obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015, which was used to redeem the Company’s 7.875% Senior Notes due 2020 (the “July 2020 Senior Notes”) and (ii) a delayed draw term loan (the “Delayed Draw Loan,” and together with the Closing Date Loan, the “2015 Term Loans”) in the amount of $600.0 million, borrowed on September 15, 2015, which was primarily used to repay the notional amount of the Company’s Cash Convertible Notes that matured on September 15, 2015.
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
Mylan Inc. has the option to designate the Company as a co-borrower or a successor borrower under the 2015 Term Credit Agreement, upon satisfaction of certain conditions set forth therein. The 2015 Term Loans are unsecured and are guaranteed by the Company and each subsidiary of the Company that guarantees (or is otherwise a co-obligor of) third-party indebtedness of the Company in excess of $350 million. As of December 31, 2015, no subsidiary of the Company is required to provide a guarantee of the Credit Facility.
The 2015 Term Credit Agreement contains customary affirmative covenants for facilities of this type, including, among others, covenants pertaining to the delivery of financial statements, notices of default and certain other material events, maintenance of corporate existence and rights, business, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including, among others, limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in the Company’s line of business. The 2015 Term Credit Agreement contains a financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA, as defined in the agreement, for the trailing four quarters. This financial covenant was tested at the quarter ending December 31, 2015, and the Company has been in compliance. Following certain qualifying acquisitions, at the Company’s election, the maximum ratio of the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition.
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
The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Credit Agreement dated December 19, 2014, as amended by Amendment No. 1 thereto dated May 1, 2015 and by Amendment No. 2 thereto dated October 28, 2015 among Mylan Inc., the Company, certain lenders and Bank of America, N.A., as administrative agent. During the year ended December 31, 2015, the Company incurred approximately $2.8 million of fees, which were recorded as deferred financing costs in the Consolidated Balance Sheets.
2014 Term Loan
In December 2014, the Company entered into a term credit agreement, which was amended on April 29, 2015 and further amended on October 28, 2015, with a syndicate of banks which provided an $800 million term loan (the “2014 Term Loan”). The 2014 Term Loan matures on December 19, 2017 and has no required amortization payments. The 2014 Term Loan may be voluntarily prepaid without penalty or premiums. The proceeds of the 2014 Term Loan were used for working capital expenditures and to repay the outstanding borrowings under the June 2013 Credit Agreement. Borrowings under the June 2013 Credit Agreement were used to fund the redemption of the November 2018 Senior Notes. As of December 31, 2015, the 2014 Term Loan currently bears interest at LIBOR plus 1.375% per annum. The 2014 Term Loan contains similar covenants to the Revolving Facility. The Company was in compliance with all covenants under its various debt agreements as of December 31, 2015.

Cash Convertible Notes
In 2008, Mylan Inc. issued $575 million aggregate principal amount of Cash Convertible Notes. The Cash Convertible Notes had a stated interest at a rate of 3.75% per year and an effective interest rate of 9.5%. The effective interest rate was based on the rate for a similar instrument that does not have a conversion feature. In connection with the consummation of the EPD Transaction, Mylan Inc. and Mylan N.V. executed a supplemental indenture that amended the indenture governing the Cash Convertible Notes so that, among other things, all relevant determinations for purposes of the cash conversion rights to which holders may be entitled from time-to-time in accordance with such indenture shall be made by reference to Mylan N.V. ordinary shares. The Cash Convertible Notes were not convertible into ordinary shares or any other securities under any circumstance.

On September 15, 2008, concurrent with the sale of the Cash Convertible Notes, Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement will be based on Mylan N.V.’s ordinary shares. In connection with the consummation of the EPD Transaction, the terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company may settle the obligations under the warrant transaction by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, Mylan Inc. sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan Inc. common stock, of which approximately 41.0 million have an exercise price of $30.00 and the remaining warrants have an exercise price of $20.00, subject to certain anti-dilution adjustments, which under most circumstances represents the maximum number of shares to which the Cash Convertible Notes relate (based on the conversion reference rate at the time of issuance). Settlement of the warrants will occur in the second quarter of 2016. The warrants will be net share settled, meaning that the Company will issue a number of ordinary shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own ordinary shares and meet the criteria for equity classification under ASC 815-40, the warrants have been recorded in shareholders’ equity in the Consolidated Balance Sheets.

The Cash Convertible Notes matured on September 15, 2015, and the Company utilized proceeds from the Delayed Draw Loan to repay in full the remaining notional amounts outstanding. The Company’s convertible note hedge was settled in 2015 in conjunction with the maturity and full redemption of the Cash Convertible Notes. During the year ended December 31, 2015, the Company paid $2.54 billion in connection with the maturity of the Cash Convertible Notes, and the Company received proceeds of $1.97 billion from the convertible note hedge, which are included in financing activities in the Consolidated Statements of Cash Flows.
Below is the summary of the components of the Cash Convertible Notes as of December 31, 2014:

(In millions)	December 31, 2014
Outstanding principal	$573.1
Equity component carrying amount	1,853.5
Unamortized discount	(21.0)
Net debt carrying amount (a)	$2,405.6
Purchased call options (b)	$1,853.5
___________

(a)
As of December 31, 2014, the cash convertible notes were classified as current portion of long-term debt and other long-term obligations and long-term debt, respectively, on the Consolidated Balance Sheets.

(b)	As of December 31, 2014, purchased call options were classified as prepaid expenses and other current assets and other assets, respectively, on the Consolidated Balance Sheets.

Senior Notes
Senior Notes issued December 2015
In December 2015, the Company issued $500 million aggregate principal amount of 3.000% Senior Notes due December 2018 and $500 million aggregate principal amount of 3.750% Senior Notes due December 2020 (collectively, the “December 2015 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The December 2015 Senior Notes were issued pursuant to an indenture dated December 9, 2015, entered into by and between the Company and The Bank of New York Mellon as trustee. Interest payments on the December 2015 Senior Notes are due semi-annually in arrears on June 15th and December 15th of each year commencing on June 15, 2016. The December 2015 Senior Notes were guaranteed by Mylan Inc. upon issuance. In connection with the offering of the December 2015 Senior Notes, the Company entered into a registration rights agreement pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the December 2015 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the date of issuance of the December 2015 Senior Notes.
The Company may redeem the 3.000% Senior Notes due in 2018 at any time prior to the maturity date and the 3.750% Senior Notes due in 2020 at any time that is one month prior to the maturity date at a redemption price equal to the greater of 100% of the aggregate principal amount of the notes and the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a treasury rate plus 30 basis points with respect to the 3.000% Senior Notes due 2018 and 35 basis points with respect to the 3.750% Senior Notes due 2020, plus accrued and unpaid interest up to, but excluding the redemption date. If the Company experiences certain change of control events with respect to a series of December 2015 Senior Notes, it must offer to purchase all notes of such series at a purchase price equal to 101% of the principal amount of such notes, plus accrued but unpaid interest, if any, to (but not including) the date of purchase.
The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to enter into sale and leaseback transactions; create liens; and consolidate, merge or sell all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture. If an event of default with respect to the Notes of a series occurs under the Indenture, the principal amount of all of the Notes of such series then outstanding, plus accrued but unpaid interest to the date of acceleration, may become immediately due and payable.
The net proceeds from the offering were primarily used to repay amounts outstanding under the Revolving Facility and the Receivables Facility. In addition, the offering was used to finance a portion of the repurchase of our ordinary shares pursuant to the Share Repurchase Program. At December 31, 2015, the outstanding balance under the 3.000% Senior Notes due 2018 and 3.750% Senior notes due 2020 was $499.4 million and $499.8 million, respectively, which includes discounts of $0.6 million and $0.2 million, respectively. During the year ended December 31, 2015, the Company incurred approximately $4.7 million of fees, which were recorded as deferred financing costs in the Consolidated Balance Sheets.
July 2020 Senior Notes Redemption
On June 15, 2015, the Company announced its intention to redeem all of its outstanding July 2020 Senior Notes on July 15, 2015 at a redemption price of 103.938% of the principal amount, together with accrued and unpaid interest at the redemption date. On July 15, 2015, the Company utilized the proceeds of the Closing Date Loan to complete its redemption of the July 2020 Senior Notes for a total of approximately $1.08 billion, including a $39.4 million redemption premium and approximately $39.4 million of accrued interest. In addition, the Company expensed approximately $11.1 million of previously recorded deferred financing fees offset by the write-off of the remaining unamortized premium of approximately $9.7 million related to the July 2020 Senior Notes.
Senior Notes Consent Solicitation
During the first quarter of 2015, Mylan Inc. and Mylan N.V. completed consent solicitations relating to Mylan N.V.'s 3.750% Cash Convertible Notes due 2015, 7.875% Senior Notes due 2020, 3.125% Senior Notes due 2023, 1.800% Senior Notes due 2016, 2.600% Senior Notes due 2018, 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the "Senior Notes"). The consent solicitations modified the reporting covenants set forth in the indentures governing the Senior Notes so that, subject to certain conditions, the reports, information and other documents required to be filed with the SEC and furnished to holders of the Senior Notes may, at the option of Mylan Inc., be filed by and be those of any direct or indirect parent entity, rather than Mylan Inc. During the year ended December 31, 2015, the Company incurred approximately $21.8 million of fees, which were recorded as deferred financing costs in the Consolidated Balance Sheets.

November 2018 Senior Notes Redemption
On November 15, 2014, the Company redeemed all of its outstanding 6.000% Senior Notes due 2018 (“November 2018 Senior Notes”) pursuant to their terms for a total of $824.0 million, including a $24.0 million redemption premium. The Company recorded a pre-tax charge of approximately $33.3 million during the fourth quarter of 2014 related to the redemption of the November 2018 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees, which is included in other expense (income), net, in the Consolidated Statements of Operations. The redemption of the November 2018 Senior Notes was funded through borrowings under the revolving facility of the June 2013 Credit Agreement.

Bridge Credit Facility
On April 24, 2015, the Company entered into a bridge credit agreement, which was amended on April 29, 2015 and on August 6, 2015 (the “Bridge Credit Agreement”), among Mylan, the lenders party thereto from time to time and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), in connection with the Perrigo Offer. The Bridge Credit Agreement provides for a bridge credit facility (the “Bridge Facility”) under which the Company may obtain loans, in one or more drawings, up to an aggregate amount of approximately $12.5 billion, consisting of Tranche A Loans (the “Tranche A Loans”) in an aggregate amount up to $11.0 billion, and Tranche C Loans (the “Tranche C Loans,” and collectively, the “Loans”) in an aggregate amount up to approximately $1.5 billion. The proceeds of the Tranche A Loans and Tranche C Loans were intended to be applied solely to (i) finance the acquisition of the ordinary shares of Perrigo pursuant to the terms of the Perrigo Offer, (ii) repay Perrigo’s outstanding term loans and (iii) pay other costs associated with the acquisition, including all non-periodic fees, expenses and taxes. The Company announced on November 13, 2015 that the Perrigo Offer to acquire all of the issued and outstanding ordinary shares of Perrigo had not been satisfied and the Perrigo Offer had lapsed in accordance with its terms. As such, the commitments under the Bridge Facility terminated. During the year ended December 31, 2015, the Company paid approximately $99.6 million in commitment and other fees under the Bridge Facility, which were expensed in the Consolidated Statement of Operations.

Fair Value
At December 31, 2015 and December 31, 2014, the fair value of the Senior Notes was approximately $4.80 billion and $5.03 billion, respectively. At December 31, 2014, the fair value of the Cash Convertible Notes was approximately $2.42 billion. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at December 31, 2015 and December 31, 2014.

Mandatory minimum repayments remaining on the outstanding long-term debt at December 31, 2015, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$1,000
2017	2,400
2018	1,150
2019	500
2020	500
Thereafter	1,750
Total	$7,300

9.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets, is comprised of the following:

(In millions)	December 31, 2015	December 31, 2014
Accumulated other comprehensive loss:
Net unrealized (loss) gain on marketable securities, net of tax	$(1.0)	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(14.9)	(19.5)
Net unrecognized losses on derivatives, net of tax	(18.1)	(28.4)
Foreign currency translation adjustment	(1,730.3)	(939.4)
	$(1,764.3)	$(987.0)

Components of other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive earnings (loss) before reclassifications, before tax			129.0	(2.0)	0.6	(790.9)	(663.3)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(40.3)		(40.3)				(40.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.8)	(0.8)				(0.8)
Loss on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(71.2)	(71.2)				(71.2)
Amortization of prior service costs included in SG&A expenses					0.3		0.3
Amortization of actuarial gain included in SG&A expenses					2.2		2.2
Net other comprehensive earnings (loss), before tax			16.7	(2.0)	3.1	(790.9)	(773.1)
Income tax provision (benefit)			6.4	(0.7)	(1.5)	—	4.2
Balance at December 31, 2015, net of tax			$(18.1)	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)

	Year Ended December 31, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive loss before reclassifications, before tax			(231.1)	—	(12.8)	(622.9)	(866.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(47.9)		(47.9)				(47.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.6)	(0.6)				(0.6)
Amortization of prior service costs included in SG&A expenses					(0.3)		(0.3)
Amortization of actuarial gain included in SG&A expenses					(0.7)		(0.7)
Amounts reclassified from accumulated other comprehensive loss, before tax			(48.5)	—	(1.0)	—	(49.5)
Net other comprehensive loss, before tax			(182.6)	—	(11.8)	(622.9)	(817.3)
Income tax benefit			(69.4)	—	(1.0)	—	(70.4)
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)

	Year Ended December 31, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2012, net of tax			$(30.8)	$1.0	$(13.9)	$(42.8)	$(86.5)
Other comprehensive earnings (loss) before reclassifications, before tax			117.6	(1.2)	9.7	(273.7)	(147.6)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(60.5)		(60.5)				(60.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(1.5)	(1.5)				(1.5)
Loss on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(0.8)	(0.8)				(0.8)
Realized loss on sale of marketable securities, included in other income (expense), net				(0.1)			(0.1)
Amortization of prior service costs included in SG&A expenses					0.3		0.3
Amortization of actuarial gain included in SG&A expenses					1.2		1.2
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax			(62.8)	(0.1)	1.5	—	(61.4)
Net other comprehensive earnings (loss), before tax			180.4	(1.1)	8.2	(273.7)	(86.2)
Income tax provision (benefit)			64.8	(0.4)	3.0	—	67.4
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)

10.	Income Taxes
Income tax provision consisted of the following components:

	Year Ended December 31,
(In millions)	2015	2014	2013
U.S. Federal:
Current	$13.7	$218.1	$89.5
Deferred	(35.8)	(147.5)	(41.1)
	(22.1)	70.6	48.4
U.S. State:
Current	8.1	33.8	18.0
Deferred	(11.9)	(1.6)	(1.9)
	(3.8)	32.2	16.1
Non-U.S.:
Current	161.8	104.6	100.4
Deferred	(68.2)	(166.0)	(44.1)
	93.6	(61.4)	56.3
Income tax provision	$67.7	$41.4	$120.8
Earnings before income taxes and noncontrolling interest:
United Kingdom	$(189.6)	$14.2	$16.5
United States	474.4	679.2	513.8
Foreign - Other	630.6	281.1	217.0
Total earnings before income taxes and noncontrolling interest	$915.4	$974.5	$747.3
For all periods presented, the allocation of earnings before income taxes and noncontrolling interest between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.
Temporary differences and carryforwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2015	December 31, 2014
Deferred tax assets:
Employee benefits	$202.4	$162.1
Accounts receivable allowances	224.9	239.4
Tax credit and loss carryforwards	463.7	386.5
Intangible assets	65.3	184.9
Convertible debt	—	62.4
Other	189.4	97.1
	1,145.7	1,132.4
Less: Valuation allowance	(355.7)	(304.5)
Total deferred tax assets	790.0	827.9
Deferred tax liabilities:
Plant and equipment	184.4	156.1
Intangible assets and goodwill	827.0	447.5
Other	39.1	30.8
Total deferred tax liabilities	1,050.5	634.4
Deferred tax (liabilities) assets, net	$(260.5)	$193.5

For those foreign subsidiaries whose investments are permanent in duration, U.S. income and foreign withholding taxes have not been provided on the amount by which the investment in those subsidiaries, as recorded for financial reporting, exceeds the tax basis. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences is approximately $1.40 billion at December 31, 2015. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for U.S. GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.
Prior to the EPD Transaction, the statutory income tax rate applicable to Mylan Inc. in the U.S. was 35% and following the EPD Transaction the statutory income tax rate applicable to Mylan N.V. in the United Kingdom (the “U.K.”) for the year ending December 31, 2015 was 20%. A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory tax rate	20.0%	35.0%	35.0%

United States Operations
Clean energy and research credits	(13.0)%	(9.6)%	(5.7)%
U.S. rate differential	4.6%	—%	—%
Other U.S. items	—%	(2.2)%	2.1%
Foreign tax credits, net	—%	(0.6)%	(2.6)%
State income taxes and credits	—%	2.2%	1.0%
Other Foreign Operations
Other foreign rate differential	(15.2)%	(11.9)%	(13.0)%
Uncertain tax positions	(0.3)%	1.6%	(1.1)%
Valuation allowance	6.5%	0.9%	4.3%
Merger of foreign subsidiaries	—%	(15.2)%	—%
Other foreign items	4.8%	4.0%	(3.8)%
Effective tax rate	7.4%	4.2%	16.2%
The Company’s jurisdictional location of earnings is a component of the effective tax rate each year, and the rate impact of this component is also influenced by the level of such earnings as compared to the Company’s total earnings. The jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business and as a result of the extent and location of other income and expense items, such as internal restructurings, and gains and losses on strategic business decisions.
During the third quarter of 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of approximately $156.0 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the year ended December 31, 2014.
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $355.7 million. The valuation allowance increased by $51.2 million during 2015.

Net Operating Losses
As of December 31, 2015, the Company has net operating loss carryforwards for U.S. state income tax purposes of approximately $2.3 billion. The Company also has non-U.S. net operating loss carryforwards of approximately $992 million, of which $608 million can be carried forward indefinitely, with the remaining $384 million expiring in years 2016 through 2035. Most of the net operating losses have a full valuation allowance.
The Company has $84.8 million of capital loss carryforwards expiring in 2019 through 2022. A full valuation allowance is recorded against these losses. The Company also has $41.6 million of foreign, U.S. and U.S. state credit carryovers, expiring in various amounts through 2029.
Tax Examinations
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process. The years 2014 and 2015 are the open years under examination. The years 2012 and 2013 have one issue open in the IRS Appeals process. Years 2007 through 2011 are currently scheduled for U.S. Tax Court proceedings in 2017. Tax and interest continue to be accrued related to uncertain tax positions.
The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2015, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2007 through 2015, some of which are indemnified by Merck KGaA and Strides Arcolab for tax assessments.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
As of December 31, 2015 and 2014, the Company’s Consolidated Balance Sheets reflect net liabilities for unrecognized tax benefits of $174.1 million and $191.2 million, of which $128.1 million and $141.2 million, respectively, would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $73.1 million and $72.3 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Mylan recognized $0.8 million, $2.2 million and $0.5 million, respectively, for interest expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Unrecognized tax benefit — beginning of year	$191.2	$174.7	$132.4
Additions for current year tax positions	1.2	21.9	4.1
Additions for prior year tax positions	—	6.3	5.3
Reductions for prior year tax positions	(9.0)	(5.1)	—
Settlements	(1.5)	(1.5)	(0.4)
Reductions due to expirations of statute of limitations	(7.8)	(5.1)	(11.8)
Addition due to acquisition	—	—	45.1
Unrecognized tax benefit — end of year	$174.1	$191.2	$174.7
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $95 million, involving federal and state tax audits and settlements, possible resolution of U.S. Tax Court proceedings and expirations of certain state and foreign statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

11.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other previous plan.

In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SAR or PSU. The Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services.
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	16,616,617	$19.54
Granted	2,182,035	32.92
Exercised	(4,367,871)	17.80
Forfeited	(866,900)	23.12
Outstanding at December 31, 2013	13,563,881	$22.05
Granted	6,226,185	52.37
Exercised	(2,720,048)	20.25
Forfeited	(862,241)	38.28
Outstanding at December 31, 2014	16,207,777	$33.21
Granted	937,873	54.92
Exercised	(5,092,660)	22.48
Forfeited	(220,491)	46.36
Converted	(4,100,000)	53.33
Outstanding at December 31, 2015	7,732,499	$31.85
Vested and expected to vest at December 31, 2015	7,374,244	$31.09
Exercisable at December 31, 2015	5,146,821	$23.56

As of December 31, 2015, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 6.29 years, 6.18 years and 5.13 years, respectively. Also at December 31, 2015, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $175.6 million, $172.8 million and $157.3 million, respectively.
On June 10, 2015, 4.1 million shares of the Company’s performance-based SARs were converted into 1.1 million restricted ordinary shares (the “Restricted Ordinary Shares”) pursuant to the terms of the 2014 Program. In addition, the maximum number of the Company’s performance restricted stock units (“PRSU”) granted under the 2014 Program that could vest was fixed at 1.4 million units. The fair value of the performance-based SARs and PRSUs were determined using a Monte Carlo simulation as both the SARs and PRSUs contain the same performance and market conditions. During the year ended December 31, 2015, the Company recorded additional share-based compensation expense of approximately $21.8 million related to the accelerated vesting of equity awards as a result of the EPD Transaction.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs (“restricted stock awards”) as of December 31, 2015 and the changes during the year ended December 31, 2015 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2014	3,670,238	$34.98
Granted	1,292,783	54.05
Released	(1,480,561)	34.00
Forfeited	(115,231)	38.57
Converted	1,107,207	34.92
Nonvested at December 31, 2015	4,474,436	$40.70

Of the 1,292,783 awards granted during the year ended December 31, 2015, 4,414 vest ratably over four years, 769,963 vest ratably over three years and 79,306 vest ratably over 2.3 years. Of the remaining awards granted, 3,522 will cliff vest after three years, 165,086 will vest after three years and are subject to performance conditions, 237,912 will vest after 2.3 years and are subject to market conditions, and 32,580 will cliff vest after six months.

As of December 31, 2015, the Company had $129.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.2 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the years ended December 31, 2015 and 2014 was $260.1 million and $162.2 million, respectively.

2003 Plan
With respect to options granted under the Company’s share-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the implied volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors.
The assumptions used for options granted under the 2003 Plan are as follows:

	Year Ended December 31,
	2015	2014	2013
Volatility	33.7%	31.6%	23.9%
Risk-free interest rate	1.7%	1.9%	1.1%
Expected term (years)	6.3	6.3	6.1
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$20.18	$17.44	$8.49
2014 Program
Under the 2014 Program, approximately 4.4 million SARs and 1.5 million PSUs were granted. The fair value of the Awards was determined using a Monte Carlo simulation as both the SARs and PSUs contain the same performance and market conditions. The Monte Carlo simulation involves a series of random trials that result in different future stock price paths over the contractual life of the SAR or PSU based on appropriate probability distributions. Conditions are imposed on each Monte Carlo simulation to determine if the extent to which the performance conditions would have been met, and therefore the extent to which the Awards would have vested, for the particular stock price path. The market condition was met on June 10, 2015. In determining the fair value of the performance-based SARs and PRSUs, the Company considered the achievement of the market condition in determining the estimated fair value. The Restricted Ordinary Shares and PRSUs remain subject to the achievement of the performance condition and the employee’s continued service.

Each SAR or PSU is equal to one ordinary share with the maximum value of each Award upon vesting subject to varying limitations.
The assumptions used for the 2014 Program are as follows:

	Year Ended December 31,
	2015	2014
Volatility	33.7%	31.6%
Risk-free interest rate	1.7%	1.9%
Expected term (years)	6.3	6.3
Forfeiture rate	5.5%	5.5%
Weighted average grant date fair value per SAR	$9.43	$9.43
Weighted average grant date fair value per PSU	$34.58	$34.58

12.	Employee Benefit Plans
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. The Company maintains a small fully frozen defined benefit pension plan in the U.S., and employees in the U.S. and Puerto Rico are provided retirement benefits through a defined contribution plan rather than through a defined benefit plan. As a result of the EPD Transaction during 2015, the Company acquired several funded and unfunded defined benefit pension plans outside the U.S.
The Company also sponsors other postretirement benefit plans. There are plans that provide for postretirement supplemental medical coverage. Benefits from these plans are paid to employees and their spouses and dependents who meet various minimum age and service requirements. In addition, there are plans that provide for life insurance benefits and postretirement medical coverage for certain officers and management employees.
Accounting for Defined Benefit Pension and Other Postretirement Plans
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. Actuarial gains or losses and prior service costs or credits that arise during the period are not recognized as components of net periodic benefit cost but are recognized, net of tax, as a component of other comprehensive income.
Included in accumulated other comprehensive loss as of December 31, 2015 and 2014 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2015	2014	2015	2014
Unrecognized actuarial losses	$13.5	$14.9	$5.6	$6.0
Unrecognized prior service costs	3.0	3.4	—	—
Total	$16.5	$18.3	$5.6	$6.0
Of the December 31, 2015 amount, the Company expects to recognize approximately $0.9 million of unrecognized actuarial losses and $0.3 million of unrecognized prior service costs in net periodic benefit cost during 2016. The unrecognized net actuarial losses exceed 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants. The increase in accumulated other comprehensive loss in 2015 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain)/loss	$1.3	$(0.1)
Amortization of actuarial (gain)/loss	(1.8)	(0.4)
Amortization of prior service costs	(0.3)	—
Impact of foreign currency translation	(1.8)	—
Net change	$(2.6)	$(0.5)

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postetirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$11.9	$5.0	$5.3	$0.6	$0.5	$0.5
Interest cost	4.0	2.6	2.3	1.1	1.0	0.9
Expected return on plan assets	(6.4)	(1.7)	(1.7)	—	—	—
Plan curtailment, settlement and termination	1.1	0.2	2.1	—	—	—
Amortization of prior service costs	0.3	0.3	0.3	—	—	—
Recognized net actuarial losses	0.9	0.6	1.1	0.3	0.1	0.1
Net periodic benefit cost	$11.8	$7.0	$9.4	$2.0	$1.6	$1.5
Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$75.7	$67.7	$26.2	$21.9
Service cost	11.9	5.0	0.6	0.5
Interest cost	4.0	2.6	1.1	1.0
Participant contributions	0.8	0.6	0.1	0.1
Transferred liabilities	0.4	2.7	—	—
Acquisitions	166.1	—	—	—
Plan settlements and terminations	(2.5)	(5.3)	—	—
Actuarial losses (gains)	(5.9)	10.7	(0.1)	4.6
Benefits paid	(8.9)	(2.0)	(1.9)	(1.9)
Impact of foreign currency translation	(7.2)	(6.3)	—	—
Projection benefit obligation, end of year	$234.4	$75.7	$26.0	$26.2

Change in Plan Assets
Fair value of plan assets, beginning of year	$33.2	$29.1	$—	$—
Actual return on plan assets	(0.8)	3.0	—	—
Company contributions	11.3	7.6	1.7	1.8
Participant contributions	0.8	0.6	0.1	0.1
Acquisitions	131.7	—	—	—
Transferred assets	0.4	2.7	—	—
Plan settlements	(2.7)	(5.3)	—	—
Benefits paid	(8.9)	(2.0)	(1.9)	(1.9)
Other	—	(0.4)	0.1	—
Impact of foreign currency translation	(3.0)	(2.1)	—	—
Fair value of plan assets, end of year	162.0	33.2	—	—
Funded status of plans	$(72.4)	$(42.5)	$(26.0)	$(26.2)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2015	2014	2015	2014
Noncurrent assets	$0.5	$0.1	$—	$—
Current liabilities	(2.8)	(0.4)	(1.2)	(1.1)
Noncurrent liabilities	(70.1)	(42.2)	(24.8)	(25.1)
Net accrued benefit costs	$(72.4)	$(42.5)	$(26.0)	$(26.2)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $212.3 million and $64.7 million at December 31, 2015 and 2014, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2015 and 2014 were as follows:

	December 31
(In millions)	2015	2014
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$136.8	$51.2
Projected benefit obligation	147.3	55.0
Fair value of plan assets	81.5	16.9
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 7 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2015 and 2014 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.7	$—	$—	$1.7
Equity securities	6.2	78.7	—	84.9
Fixed income securities	3.5	51.1	—	54.6
Assets held by insurance companies and other	8.6	9.2	3.0	20.8
Total	$20.0	$139.0	$3.0	$162.0

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.5	$—	$—	$0.5
Equity securities	5.6	3.9	—	9.5
Fixed income securities	3.4	4.9	—	8.3
Assets held by insurance companies and other	6.8	7.0	1.1	14.9
Total	$16.3	$15.8	$1.1	$33.2
Risk tolerance on invested pension plan assets is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and investment portfolio reviews. The Company’s investment strategy is to maintain, where possible, a diversified investment portfolio across several asset classes that, when combined with the Company’s contributions to the plans, will ensure that required benefit obligations are met.
Assumptions
The following weighted average assumptions were used to determine the benefit obligation for the Company’s defined benefit pension and other postretirement plans as of December 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	2.1%	3.1%	4.3%	4.0%
Expected return on plan assets	4.9%	5.1%	—%	—%
Rate of compensation increase	5.5%	7.5%	—%	—%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2015:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	2.3%	4.1%	3.5%	4.0%	4.8%	4.1%
Expected return on plan assets	4.5%	5.6%	5.9%	—%	—%	—%
Rate of compensation increase	5.2%	6.9%	6.6%	—%	—%	—%
The assumptions for each plan are reviewed on an annual basis. The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the discount rates, we utilize comparable corporate bond indices as an indication of interest rate movements and levels. Corporate bond indicies were selected based on individual plan census data and duration. The expected return on plan assets was determined using historical market returns and long-term historical relationships between equities and fixed income securities. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonableness. Current market factors such as inflation and interest rates are also evaluated.
The weighted-average healthcare cost trend rate (inflation) used for 2015 was 7.5% declining to a projected 5.0% in the year 2020. For 2016, the assumed weighted-average healthcare cost trend rate used will be 7.5% declining to a projected 5.0% in the year 2021. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2016 healthcare cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

(In millions)	Increase	Decrease
Increase (decrease) in the benefit obligation	$1.1	$(1.0)
Increase (decrease) in the aggregate of service and interest cost components of annual expense	—	—
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2016	$9.0	$1.2
2017	9.2	1.1
2018	10.8	1.5
2019	10.3	1.3
2020	13.5	1.3
Thereafter	74.2	8.0
Total	$127.0	$14.4
Defined Contribution Plans
The Company sponsors defined contribution plans covering certain of its employees in the U.S. and Puerto Rico, as well as certain employees in a number of countries outside the U.S. Its domestic defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union represented employees and a 401(k) retirement plan for union-represented employees. Profit sharing contributions are made at the discretion of the Board of Directors. Its non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the Consolidated Statements of Operations when they are earned.
The Company adopted a 401(k) Restoration Plan (the “Restoration Plan”), which permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Company’s Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.
The Company adopted an Income Deferral Plan (the “Income Deferral Plan”), which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the Restoration Plan. In addition, under the Income Deferral Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted.
Total employer contributions to defined contribution plans were approximately $102.4 million, $87.4 million and $79.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Benefit Arrangements
The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund (the “Plan”) provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing facility in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a new collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the Plan effective May 10, 2012. In the fourth quarter of 2013, the Plan trustee notified the Company that its withdrawal liability was approximately $27 million, which was accrued by the Company at December 31, 2013. The withdrawal liability is being paid over a period of approximately nine years; payments began in March 2014. The withdrawal liability was approximately $23.2 million and $25.5 million at December 31, 2015 and 2014, respectively. The Employee Identification Number for this Plan is 11-6166763.

13.	Segment Information
The Company has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. The Specialty segment engages mainly in the development, manufacture and sale of branded specialty nebulized and injectable products.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D expenses and direct SG&A expenses. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies to Consolidated Financial Statements. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Year Ended December 31, 2015
Total revenues
Third party	$8,198.6	$1,230.7	$—	$9,429.3
Intersegment	6.3	10.9	(17.2)	—
Total	$8,204.9	$1,241.6	$(17.2)	$9,429.3

Segment profitability	$2,555.8	$670.5	$(1,765.4)	$1,460.9

Year Ended December 31, 2014
Total revenues
Third party	$6,510.4	$1,209.2	$—	$7,719.6
Intersegment	4.7	9.0	(13.8)	—
Total	$6,515.2	$1,218.2	$(13.8)	$7,719.6

Segment profitability	$1,870.3	$664.5	$(1,182.2)	$1,352.6

Year Ended December 31, 2013
Total revenues
Third party	$5,900.6	$1,008.5	$—	$6,909.1
Intersegment	5.7	19.3	(25.0)	—
Total	$5,906.3	$1,027.8	$(25.0)	$6,909.1

Segment profitability	$1,656.3	$461.6	$(982.4)	$1,135.5
____________

(1)
Includes certain corporate general and administrative and R&D expenses; litigation settlements, net; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

The Company’s net sales are generated via the sale of products in the following therapeutic categories:

	Year Ended December 31,
(In millions)	2015	2014	2013
Allergy	$1,010.8	$1,017.5	$850.2
Anti-infectives	1,380.0	1,264.4	1,080.3
Cardiovascular	1,167.7	955.9	1,162.3
Central Nervous System	1,690.8	1,318.6	1,393.3
Dermatological	215.4	223.8	247.9
Endocrine and Metabolic	1,165.6	778.7	568.3
Gastrointestinal	761.6	344.6	365.8
Renal and Genitourinary Agents	395.7	609.5	191.1
Respiratory System	442.2	252.3	259.7
Other(1)	1,132.8	881.2	737.7
	$9,362.6	$7,646.5	$6,856.6
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net sales.
Geographic Information
At January 1, 2014, the regions within the Generic Segment were recast to North America, Europe, and Rest of World, which are the Company’s principal geographic markets. Net sales are classified based on the geographic location of our subsidiaries and are as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
North America
United States	$4,848.9	$4,425.3	$3,866.8
Other	251.5	123.1	121.5
Europe
The Netherlands (1)	66.5	61.1	57.1
Other (2)	2,139.1	1,415.7	1,372.6
Rest of World (3)	2,056.6	1,621.3	1,438.6
	$9,362.6	$7,646.5	$6,856.6
____________

(1)	Mylan N.V. is domiciled in the Netherlands.

(2)	Net sales from France consisted of approximately 8%, 9% and 10% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Net sales from India consisted of approximately 11%, 12% and 11% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

14.	Commitments
Operating Leases
The Company leases certain property under various operating lease arrangements. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2015, 2014 and 2013, the Company had lease expense of $57.1 million, $45.2 million and $40.5 million, respectively.

Future minimum lease payments under operating lease commitments are as follows:

(In millions)
December 31,
2016	$56.9
2017	46.5
2018	30.7
2019	23.9
2020	15.9
Thereafter	69.1
$243.0
Other Commitments
In conjunction with the acquisition of Agila on December 4, 2013, the Company recorded estimated contingent consideration totaling $250 million as part of the purchase price. During the third quarter of 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the year ended December 31, 2014, which is included in other operating (income) expense, net in the Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $173 million, for which we have accrued $20 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liability was $526.4 million at December 31, 2015. In addition, the Company expects to incur approximately $35 million to $40 million of annual non-cash accretion expense related to the increase in the net present value of the contingent consideration liability.
The Company has also entered into employment and other agreements with certain executives and other employees that provide for compensation, retirement and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.
In the normal course of business, Mylan periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Mylan may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the Consolidated Financial Statements with respect to the Company’s obligations under such agreements.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Our maximum development milestones not accrued for totaled approximately $525 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $117 million. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product. A summary of our most significant collaboration and licensing agreements include the following:
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits of the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”), a novel once-daily nebulized LAMA for COPD and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma will co-develop the product. Theravance Biopharma will lead the U.S. registrational development program and Mylan will be responsible for the reimbursement of Theravance Biopharma’s development costs for that program up until the approval of the first new drug application, after which costs will be shared. In addition, Mylan will be responsible for commercial manufacturing. In the U.S., Mylan will lead commercialization and Theravance Biopharma will retain the right to co-promote the product under a profit-sharing arrangement. On September 14, 2015, Mylan announced the initiation of the Phase 3 program that will support the registrational development program of TD-4208 in the U.S. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate.
In the fourth quarter of 2013, the Company entered into a licensing agreement with Pfizer Inc. for the exclusive worldwide rights to develop, manufacture and commercialize a novel long-acting muscarinic antagonist compound. As part of the agreement, the Company made an upfront development payment, which is included as a component of R&D expense in 2013, and could make additional payments upon the achievement of certain milestones as the Company’s development continues over the next several years. Depending on the commercialization of this novel compound and the level of future sales and profits, the Company could also be obligated to make payments upon the occurrence of certain sales milestones, along with sales royalties and profit sharing payments.
The Company has entered into an exclusive collaboration with Biocon Limited on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds and three insulin analog products for the global marketplace. The Company plans to provide funding related to the collaboration over the next several years. As the timing of case expenditures is dependent upon a number of factors, many of which are out of the Company’s control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

15.	Subsidiary Guarantors
The following tables present condensed consolidating financial information for (a) the Company (for purposes of this discussion and table, "Parent Guarantor"); (b) Mylan Inc., the issuer of the Senior Notes, excluding the December 2015 Senior Notes (“Issuer”); and (c) all other subsidiaries of the Parent Guarantor on a combined basis, none of which guaranteed the Cash Convertible Notes or guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

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

In addition, the Company’s December 2015 Senior Notes are guaranteed on a senior unsecured basis by Mylan Inc. In connection with the offering of the December 2015 Senior Notes, the Company entered into a registration rights agreement pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the December 2015 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the date of issuance of the December 2015 Senior Notes.
The following financial information presents the related Condensed Consolidating Balance Sheet as of December 31, 2015 and 2014 and the related Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Comprehensive Earnings and Condensed Consolidating Statements of Cash Flows for each of the three years in the period end December 31, 2015. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$870.5	$—	$365.5	$—	$1,236.0
Accounts receivable, net	—	14.4	—	2,674.7	—	2,689.1
Inventories	—	—	—	1,951.0	—	1,951.0
Intercompany receivables	1,097.5	283.2	—	8,936.4	(10,317.1)	—
Other current assets	0.3	244.8	—	351.5	—	596.6
Total current assets	1,097.8	1,412.9	—	14,279.1	(10,317.1)	6,472.7
Property, plant and equipment, net	—	324.4	—	1,659.5	—	1,983.9
Investments in subsidiaries	9,947.7	8,007.7	—	—	(17,955.4)	—
Intercompany notes and interest receivable	—	9,704.4	—	18.7	(9,723.1)	—
Intangible assets, net	—	0.5	—	7,221.4	—	7,221.9
Goodwill	—	17.1	—	5,363.0	—	5,380.1
Other assets	—	135.3	—	1,073.8	—	1,209.1
Total assets	$11,045.5	$19,602.3	$—	$29,615.5	$(37,995.6)	$22,267.7

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$33.5	$—	$1,076.1	$—	$1,109.6
Short-term borrowings	—	—	—	1.3	—	1.3
Income taxes payable	—	—	—	92.4	—	92.4
Current portion of long-term debt and other long-term obligations		1,010.1	—	66.9	—	1,077.0
Intercompany payables	283.2	10,033.9	—	—	(10,317.1)	—
Other current liabilities	2.0	320.1	—	1,519.8	—	1,841.9
Total current liabilities	285.2	11,397.6	—	2,756.5	(10,317.1)	4,122.2
Long-term debt	994.5	5,298.4	—	2.7	—	6,295.6
Intercompany notes payable	—	18.7	—	9,704.4	(9,723.1)	—
Other long-term obligations	—	122.2	—	1,961.9	—	2,084.1
Total liabilities	1,279.7	16,836.9	—	14,425.5	(20,040.2)	12,501.9

Total equity	9,765.8	2,765.4	—	15,190.0	(17,955.4)	9,765.8

Total liabilities and equity	$11,045.5	$19,602.3	$—	$29,615.5	$(37,995.6)	$22,267.7

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$112.9	$—	$112.6	$—	$225.5
Accounts receivable, net	16.6	—	2,251.9	—	2,268.5
Inventories	—	—	1,651.4	—	1,651.4
Intercompany receivables	—	—	7,973.6	(7,973.6)	—
Other current assets	2,008.1	—	287.7	—	2,295.8
Total current assets	2,137.6	—	12,277.2	(7,973.6)	6,441.2
Property, plant and equipment, net	283.6	—	1,502.1	—	1,785.7
Investments in subsidiaries	11,422.9	—	—	(11,422.9)	—
Intercompany notes and interest receivable	5,897.7	—	18.2	(5,915.9)	—
Intangible assets, net	—	—	2,347.1	—	2,347.1
Goodwill	17.1	—	4,032.2	—	4,049.3
Other assets	120.9	—	1,076.3	—	1,197.2
Total assets	$19,879.8	$—	$21,253.1	$(25,312.4)	$15,820.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$31.4	$—	$874.2	$—	$905.6
Short-term borrowings	—	—	330.7	—	330.7
Income taxes payable	—	—	160.7	—	160.7
Current portion of long-term debt and other long-term obligations	2,404.6	—	68.3	—	2,472.9
Intercompany payables	7,973.6	—	—	(7,973.6)	—
Other current liabilities	352.9	—	1,081.2	—	1,434.1
Total current liabilities	10,762.5	—	2,515.1	(7,973.6)	5,304.0
Long-term debt	5,699.9	—	—	—	5,699.9
Intercompany notes payable	18.2	—	5,897.7	(5,915.9)	—
Other long-term obligations	123.2	—	1,417.4	—	1,540.6
Total liabilities	16,603.8	—	9,830.2	(13,889.5)	12,544.5

Total equity	3,276.0	—	11,422.9	(11,422.9)	3,276.0

Total liabilities and equity	$19,879.8	$—	$21,253.1	$(25,312.4)	$15,820.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$9,362.6	$—	$9,362.6
Other revenues	—	—	—	66.7	—	66.7
Total revenues	—	—	—	9,429.3	—	9,429.3
Cost of sales	—	—	—	5,213.2	—	5,213.2
Gross profit	—	—	—	4,216.1	—	4,216.1
Operating expenses:
Research and development	—	—	—	671.9	—	671.9
Selling, general and administrative	106.1	572.1	—	1,502.5	—	2,180.7
Litigation settlements, net	—	—	—	(97.4)	—	(97.4)
Total operating expenses	106.1	572.1	—	2,077.0	—	2,755.2
Earnings from operations	(106.1)	(572.1)	—	2,139.1	—	1,460.9
Interest expense	58.3	217.9	—	63.2	—	339.4
Other expense (income), net	41.1	—	—	165.0	—	206.1
(Losses) earnings before income taxes and noncontrolling interest	(205.5)	(790.0)	—	1,910.9	—	915.4
Income tax (benefit) provision	—	(23.2)	—	90.9	—	67.7
Earnings (losses) of equity interest subsidiaries	1,053.2	1,814.8	—	—	(2,868.0)	—
Net earnings	847.7	1,048.0	—	1,820.0	(2,868.0)	847.7
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$1,048.0	$—	$1,819.9	$(2,867.9)	$847.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$7,646.5	$—	$7,646.5
Other revenues	—	—	73.1	—	73.1
Total revenues	—	—	7,719.6	—	7,719.6
Cost of sales	—	—	4,191.6	—	4,191.6
Gross profit	—	—	3,528.0	—	3,528.0
Operating expenses:
Research and development	—	—	581.8	—	581.8
Selling, general and administrative	608.8	—	1,016.9	—	1,625.7
Litigation settlements, net	—	—	47.9	—	47.9
Other operating income, net	—	—	(80.0)	—	(80.0)
Total operating expenses	608.8	—	1,566.6	—	2,175.4
Earnings from operations	(608.8)	—	1,961.4	—	1,352.6
Interest expense	273.4	—	59.8	—	333.2
Other expense (income), net	—	—	44.9	—	44.9
(Losses) earnings before income taxes and noncontrolling interest	(882.2)	—	1,856.7	—	974.5
Income tax (benefit) provision	(39.7)	—	81.1	—	41.4
Earnings (losses) of equity interest subsidiaries	1,775.6	—	—	(1,775.6)	—
Net earnings	933.1	—	1,775.6	(1,775.6)	933.1
Net earnings attributable to noncontrolling interest	—	—	(3.7)	—	(3.7)
Net earnings attributable to Mylan N.V. ordinary shareholders	$933.1	$—	$1,771.9	$(1,775.6)	$929.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2013

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$6,856.6	$—	$6,856.6
Other revenues	—	—	52.5	—	52.5
Total revenues	—	—	6,909.1	—	6,909.1
Cost of sales	—	—	3,868.8	—	3,868.8
Gross profit	—	—	3,040.3	—	3,040.3
Operating expenses:
Research and development	—	—	507.8	—	507.8
Selling, general and administrative	521.0	—	887.5	—	1,408.5
Litigation settlements, net	—	—	(14.6)	—	(14.6)
Other operating income, net	—	—	3.1	—	3.1
Total operating expenses	521.0	—	1,383.8	—	1,904.8
Earnings from operations	(521.0)	—	1,656.5	—	1,135.5
Interest expense	259.7	—	53.6	—	313.3
Other expense (income), net	—	—	74.9	—	74.9
(Losses) earnings before income taxes and noncontrolling interest	(780.7)	—	1,528.0	—	747.3
Income tax (benefit) provision	(29.8)	—	150.6	—	120.8
Earnings (losses) of equity interest subsidiaries	1,377.4	—	—	(1,377.4)	—
Net earnings	626.5	—	1,377.4	(1,377.4)	626.5
Net earnings attributable to noncontrolling interest	—	—	(2.8)	—	(2.8)
Net earnings attributable to Mylan N.V. ordinary shareholders	$626.5	$—	$1,374.6	$(1,377.4)	$623.7

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$847.7	$1,048.0	$—	$1,820.0	$(2,868.0)	$847.7
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(790.9)	—	—	(790.9)	790.9	(790.9)
Change in unrecognized gain and prior service cost related to defined benefit plans	3.1	0.4	—	2.7	(3.1)	3.1
Net unrecognized gain on derivatives	16.7	23.4	—	(6.7)	(16.7)	16.7
Net unrealized loss on marketable securities	(2.0)	(1.3)	—	(0.7)	2.0	(2.0)
Other comprehensive (loss) earnings, before tax	(773.1)	22.5	—	(795.6)	773.1	(773.1)
Income tax provision (benefit)	4.2	8.7	—	(4.5)	(4.2)	4.2
Other comprehensive (loss) earnings, net of tax	(777.3)	13.8	—	(791.1)	777.3	(777.3)
Comprehensive earnings	70.4	1,061.8	—	1,028.9	(2,090.7)	70.4
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$70.3	$1,061.8	$—	$1,028.8	$(2,090.6)	$70.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	933.1	—	1,775.6	(1,775.6)	933.1
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(622.9)	—	(622.9)	622.9	(622.9)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(11.8)	—	(7.4)	7.4	(11.8)
Net unrecognized (loss) gain on derivatives	(182.6)	—	30.4	(30.4)	(182.6)
Other comprehensive (loss) earnings, before tax	(817.3)	—	(599.9)	599.9	(817.3)
Income tax (benefit) provision	(70.4)	—	10.0	(10.0)	(70.4)
Other comprehensive (loss) earnings, net of tax	(746.9)	—	(609.9)	609.9	(746.9)
Comprehensive earnings (loss)	186.2	—	1,165.7	(1,165.7)	186.2
Comprehensive earnings attributable to the noncontrolling interest	(3.7)	—	(3.7)	3.7	(3.7)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$182.5	$—	$1,162.0	$(1,162.0)	$182.5

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2013

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$626.5	$—	$1,377.4	$(1,377.4)	$626.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(273.7)	—	(273.7)	273.7	(273.7)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	8.2	—	7.5	(7.5)	8.2
Net unrecognized gain (loss) on derivatives	180.4	—	(34.5)	34.5	180.4
Net unrealized loss on marketable securities	(1.1)	—	(1.2)	1.2	(1.1)
Other comprehensive (loss) earnings, before tax	(86.2)	—	(301.9)	301.9	(86.2)
Income tax provision (benefit)	67.4	—	(10.0)	10.0	67.4
Other comprehensive (loss) earnings, net of tax	(153.6)	—	(291.9)	291.9	(153.6)
Comprehensive earnings (loss)	472.9	—	1,085.5	(1,085.5)	472.9
Comprehensive earnings attributable to the noncontrolling interest	(2.8)	—	(2.8)	2.8	(2.8)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$470.1	$—	$1,082.7	$(1,082.7)	$470.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(57.5)	$(707.2)	$—	$2,773.2	$—	$2,008.5
Cash flows from investing activities:
Capital expenditures	—	(85.4)	—	(277.5)	—	(362.9)
Change in restricted cash	—	(3.6)	—	25.4	—	21.8
Cash paid for acquisitions, net	—	—	—	(693.1)	—	(693.1)
Proceeds from sale of property, plant and equipment	—	—	—	2.3	—	2.3
Purchase of marketable securities	—	—	—	(62.1)	—	(62.1)
Proceeds from sale of marketable securities	—	—	—	33.1	—	33.1
Investments in affiliates	—	(607.9)	—	—	607.9	—
Loans to affiliates	(1,097.5)	(5,856.4)	—	(7,682.2)	14,636.1	—
Repayments of loans from affiliates	—	358.5	—	1,198.5	(1,557.0)	—
Payments for product rights and other, net	—	(1.5)	—	(507.3)	—	(508.8)
Net cash (used in) provided by investing activities	(1,097.5)	(6,196.3)	—	(7,962.9)	13,687.0	(1,569.7)
Cash flows from financing activities:
Payment of financing fees	(104.4)	(26.0)	—	—	—	(130.4)
Purchase of ordinary shares	(67.5)	—	—	—	—	(67.5)
Change in short-term borrowings, net	—	—	—	(329.2)	—	(329.2)
Proceeds from convertible note hedge	—	1,970.8	—	—	—	1,970.8
Proceeds from issuance of long-term debt	999.2	2,540.0	—	—	—	3,539.2
Payment of long-term debt	—	(4,484.1)	—	—	—	(4,484.1)
Proceeds from exercise of stock options	44.4	53.3	—	—	—	97.7
Taxes paid related to net share settlement of equity awards	—	(25.9)	—	(5.9)	—	(31.8)
Capital contribution from affiliates	—	—	—	607.9	(607.9)	—
Payments on borrowings from affiliates	—	(1,198.5)	—	(358.5)	1,557.0	—
Proceeds from borrowings from affiliates	283.2	8,779.7	—	5,573.2	(14,636.1)	—
Acquisition of noncontrolling interest	—	—	—	(11.7)	—	(11.7)
Other items, net	—	51.8	—	—	—	51.8
Net cash provided by (used in) financing activities	1,154.9	7,661.1	—	5,475.8	(13,687.0)	604.8
Effect on cash of changes in exchange rates	—	—	—	(33.1)	—	(33.1)
Net (decrease) increase in cash and cash equivalents	(0.1)	757.6	—	253.0	—	1,010.5
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$—	$870.5	$—	$365.5	$—	$1,236.0
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$—	$18.0	$—	$18.0
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(705.1)	$—	$1,719.9	$—	$1,014.8
Cash flows from investing activities:
Capital expenditures	(72.1)	—	(253.2)	—	(325.3)
Change in restricted cash	—	—	(5.1)	—	(5.1)
Cash paid for acquisitions, net	—	—	(50.0)	—	(50.0)
Proceeds from sale of property, plant and equipment	—	—	8.9	—	8.9
Purchase of marketable securities	(2.8)	—	(17.1)	—	(19.9)
Proceeds from sale of marketable securities	1.6	—	18.6	—	20.2
Investments in affiliates	(64.1)	—	—	64.1	—
Loans to affiliates	(5,901.0)	—	(6,857.5)	12,758.5	—
Repayments of loans from affiliates	5.8	—	20.2	(26.0)	—
Payments for product rights and other, net	(1.9)	—	(427.2)	—	(429.1)
Net cash (used in) provided by investing activities	(6,034.5)	—	(7,562.4)	12,796.6	(800.3)
Cash flows from financing activities:
Payment of financing fees	(5.8)	—	—	—	(5.8)
Change in short-term borrowings, net	—	—	(107.8)	—	(107.8)
Proceeds from issuance of long-term debt	2,235.0	—	—	—	2,235.0
Payment of long-term debt	(2,295.8)	—	—	—	(2,295.8)
Proceeds from exercise of stock options	53.8	—	—	—	53.8
Taxes paid related to net share settlement of equity awards	(17.3)	—	(10.4)	—	(27.7)
Payments for contingent consideration	—	—	(150.0)	—	(150.0)
Capital contribution from affiliates	—	—	64.1	(64.1)	—
Proceeds from borrowings from affiliates	6,857.5	—	5,901.0	(12,758.5)	—
Payments on borrowings from affiliates	(20.2)	—	(5.8)	26.0	—
Other items, net	30.9	—	—	—	30.9
Net cash provided by (used in) financing activities	6,838.1	—	5,691.1	(12,796.6)	(267.4)
Effect on cash of changes in exchange rates	—	—	(12.9)	—	(12.9)
Net increase (decrease) in cash and cash equivalents	98.5	—	(164.3)	—	(65.8)
Cash and cash equivalents — beginning of period	14.4	—	276.9	—	291.3
Cash and cash equivalents — end of period	$112.9	$—	$112.6	$—	$225.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

(In millions)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(420.1)	$—	$1,526.7	$—	$1,106.6
Cash flows from investing activities:
Capital expenditures	(108.1)	—	(226.5)	—	(334.6)
Change in restricted cash	(23.5)	—	(204.5)	—	(228.0)
Cash paid for acquisitions, net	—	—	(1,261.9)	—	(1,261.9)
Proceeds from sale of property, plant and equipment	—	—	25.3	—	25.3
Purchase of marketable securities	(3.5)	—	(15.8)	—	(19.3)
Proceeds from sale of marketable securities	—	—	10.6	—	10.6
Investments in affiliates	(874.8)	—	—	874.8	—
Loans to affiliates	(4,143.2)	—	(4,928.7)	9,071.9	—
Repayments of loans from affiliates	17.9	—	17.0	(34.9)	—
Payments for product rights and other, net	(3.8)	—	(57.1)	—	(60.9)
Net cash (used in) provided by investing activities	(5,139.0)	—	(6,641.6)	9,911.8	(1,868.8)
Cash flows from financing activities:
Payment of financing fees	(34.6)	—	—	—	(34.6)
Purchase of common stock	(1,000.0)	—	—	—	(1,000.0)
Change in short-term borrowings, net	—	—	141.4	—	141.4
Proceeds from issuance of long-term debt	4,974.7	—	—	—	4,974.7
Payment of long-term debt	(3,480.3)	—	—	—	(3,480.3)
Proceeds from exercise of stock options	76.2	—	—	—	76.2
Capital contribution from affiliates	—	—	874.8	(874.8)	—
Proceeds from borrowings from affiliates	4,928.7	—	4,143.2	(9,071.9)	—
Payments on borrowings from affiliates	(17.0)	—	(17.9)	34.9	—
Other items, net	15.5	—	—	—	15.5
Net cash provided by (used in) financing activities	5,463.2	—	5,141.5	(9,911.8)	692.9
Effect on cash of changes in exchange rates	—	—	10.6	—	10.6
Net (decrease) increase in cash and cash equivalents	(95.9)	—	37.2	—	(58.7)
Cash and cash equivalents — beginning of period	110.3	—	239.7	—	350.0
Cash and cash equivalents — end of period	$14.4	$—	$276.9	$—	$291.3
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$250.0	$—	$250.0

16.	Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings, and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters for which Merck KGaA or Strides Arcolab has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, Strides Arcolab or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business financial condition, results of operations cash flows and/or ordinary share price. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in SG&A expenses in the Company’s Consolidated Statements of Operations.

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 775 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan's brief in response to the new factual averments in the complaint was filed on February 13, 2013. On July 29, 2014, the court granted both plaintiffs’ motion to amend the complaint and their motion to dismiss 775 self-funded customers.

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
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At December 31, 2015, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. On June 1, 2015, the District Court denied the indirect purchaser plaintiffs’ motion for class certification. The indirect purchaser plaintiffs filed a petition for leave to appeal the certification decision, which was denied by the Court of Appeals for the Third Circuit on December 21, 2015. On July 27, 2015, the District Court granted the direct purchaser plaintiffs’ motion for class certification. On October 9, 2015, the Third Circuit granted Defendants’ Petition for Leave to Appeal. On October 16, 2015, Defendants filed a motion to stay the liability trial, which had been set to begin on February 2, 2016, with the District Court pending the appeal of the decision to certify the direct purchaser class; this motion was denied on December 17, 2015. On December 17, 2015, the District Court approved the form and manner of notice to the certified class of direct purchasers; notice subsequently issued to the class. On December 21, 2015, the defendants filed a motion to stay with the Court of Appeals for the Third Circuit, which was granted on January 25, 2016; the trial is now stayed and the case has been placed in suspense. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers. Plaintiffs have not yet moved for preliminary approval of that settlement. At December 31, 2015, the Company has accrued approximately $16.0 million related to this settlement. On June 29, 2015, the City of Providence, Rhode Island filed suit against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. All defendants, including Mylan, moved to dismiss the suit on October 15, 2015. The motion is now fully briefed, On July 10, 2015, the Louisiana Attorney General filed a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. Mylan’s declinatory exception of no personal jurisdiction and peremptory exceptions of no cause of action, no right of action and prescription are pending. A hearing on the exception was scheduled for January 19, 2016; however, the District Court adjourned the hearing until May 16, 2016.
In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case was subsequently been transferred to the U.S. District Court for the

Eastern District of Pennsylvania. The lawsuit against Cephalon settled and a Stipulated Order for Permanent Injunction and Equitable Monetary Relief was entered by the Court on June 17, 2015. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena.
Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn® products and generic Solodyn® products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Limited (now known as Mylan Laboratories Limited). Mylan cooperated with the FTC and responded to the requests for information. The FTC has closed its investigation of Mylan, as such this matter can be considered closed.
Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with other drug manufacturers, were named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. Those lawsuits were consolidated in the U.S. District Court for the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn®. Plaintiffs’ consolidated amended complaint was filed on September 12, 2014, Mylan and Mylan Laboratories Limited are no longer named defendants in the consolidated amended complaint.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015. The indirect purchasers subsequently filed their opening brief on February 4, 2016, which did not appeal the District Court's dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016.
Shareholders Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, the “Riviera Plaintiffs”) filed a purported class action complaint against Mylan and directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleged both breach of fiduciary duty by the Directors and breach of contract by Mylan and the Directors, all relating to certain public disclosures made in connection with the EPD Transaction and the creation of, and Call Option Agreement with, the Foundation. The Riviera Plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). The Riviera Plaintiffs filed an amended complaint in the District Court on July 10, 2015, that included the same basic causes of action and requested relief, dropped allegations against some of the Directors named in the original complaint and asserted the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. On July 21, 2015, a second purported class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, was filed by a different plaintiff in the District Court. On August 28, 2015, the District Court consolidated the two actions, and, on September 4, 2015, the plaintiffs in the consolidated action filed a consolidated amended complaint (the “Consolidated Amended Complaint”) against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, but asserting the breach of contract claim against only Mylan. On September 30, 2015, two of the plaintiffs in the consolidated action filed a motion for partial summary judgment, on the breach of contract claim against Mylan (the “Motion for Partial Summary Judgment”). On October 23, 2015, the District Court approved the voluntary dismissal of a third purported class action, commenced on August 28, 2015 against Mylan and the Directors, alleging federal securities and breach of contract claims against all defendants and breach of fiduciary duty claims against the Directors, all arising out of the same basic alleged facts and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. On November 25, 2015, the defendants filed a Motion to Dismiss the Consolidated Amended Complaint, and Mylan filed an Opposition to the Motion for Partial Summary Judgment and a Motion to Deny Summary Judgment. On December 21, 2015, the District Court consolidated the action with a fourth purported class action, commenced November 24, 2015 by, among others, the plaintiff in the third action, against the same defendants, alleging only breach of contract arising out of the same basic alleged facts, and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. In consolidating the actions, the District Court ordered, among other things, that the Consolidated Amended Complaint would remain the operative complaint in the consolidated action and that the Motion for Partial Summary Judgment, Motion to Dismiss and Motion to Deny Summary Judgment were not disturbed by the consolidation. The briefing regarding the three motions was completed on January 15, 2016. We believe that the claims in this lawsuit are without merit and intend to continue to defend against them vigorously.

SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan is cooperating with the SEC in its investigation, and we are unable to predict the outcome of this matter at this time.
DOJ/CT Subpoenas
On December 3, 2015, a subsidiary of Mylan N.V. received a subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) seeking information relating to the marketing, pricing, and sale of our generic Doxycycline products and any communications with competitors about such products. The Company intends to fully cooperate with DOJ’s inquiry.
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. The Company intends to fully cooperate with Connecticut’s inquiry.
Perrigo Litigation
On September 17, 2015, Perrigo filed a complaint against Mylan in the U.S. District Court for the Southern District of New York. The complaint alleged that Mylan made material false and misleading statements in its Offer to Exchange/Prospectus and other public statements in violation of Section 14(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), concerning expected synergies and the potential delisting of Perrigo’s ordinary shares following consummation of its offer to acquire all of the issued and to be issued share capital of Perrigo. Perrigo asked the court to declare that Mylan’s relevant statements were materially false and misleading in violation of the Exchange Act, direct Mylan to provide corrective disclosures, enjoin Mylan from closing the offer until it issued corrective disclosures that Perrigo shareholders would have adequate time to consider, order Mylan to accept duly transmitted withdrawals of Perrigo shareholders following the issuance of corrective disclosures and permanently enjoin Mylan from making further false or misleading disclosures in connection with the offer. On September 22, 2015, Mylan filed counterclaims against Perrigo alleging that Perrigo made material false and misleading statements in its Schedule 14D-9, a Powerpoint presentation to its investors and media comments, in violation of Section 14(e) of the Exchange Act, concerning the size of the offer premium to Perrigo shareholders, the financial impact of the offer for Perrigo shareholders, the intentions of Mylan’s largest shareholder with respect to its Mylan shares and the expected synergies of the offer. Mylan asked the court to declare that Perrigo’s relevant statements were materially false and misleading in violation of the Exchange Act, direct Perrigo to provide corrective disclosures no later than fourteen days prior to the initial expiration date of the offer, i.e., 60 days after the offer commenced, and permanently enjoin Perrigo from making further false or misleading disclosures in connection with Mylan’s offer. A hearing on both parties’ motions for preliminary injunction, filed on October 14, 2015 was held on October 21, 2015. On October 29, 2015, the District Court issued an order denying the parties’ motions for preliminary injunction. A joint stipulation of voluntary dismissal was entered by the Court on November 23, 2015, as such this matter can be considered closed.
On September 24, 2015, Perrigo filed a claim against Mylan in Israel with the Tel Aviv District Court, alleging that Mylan’s offer to acquire all of the issued and to be issued share capital of Perrigo does not comply with Israeli law. Perrigo also filed an application for an interim injunction requesting that the court declare that Mylan has not made a proper offer to

Perrigo’s shareholders on the Tel Aviv Stock Exchange, order Mylan to refrain from taking any action in Israel in connection with its offer and enjoin the Israel Securities Authority, which is also a defendant in the proceeding, from taking any action in connection with Mylan’s offer. Following a hearing on October 14, 2015 and an additional hearing on October 27, 2015, the court denied Perrigo’s application on October 28, 2015 and instructed Perrigo to notify the court within 20 days whether it intended to proceed with its underlying claim. Perrigo advised the Court that it did not intend to proceed with the case, as such this matter can be considered closed.

European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission ( the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the European Economic Area Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan, Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan, as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the European Union. The briefing on appeal is complete and we are awaiting the scheduling of the hearing date.

Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012, a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing took place on October 8, 2015. The Company has accrued $9.8 million and $10.3 million as of December 31, 2015 and December 31, 2014, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.

U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, "GlaxoSmithKline"), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, "Alpharma"), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, "Ivax"). Generics [U.K.] Limited filed a response to the Statement of

Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at December 31, 2015. Generics [U.K.] Limited intends to appeal the decision.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene, and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $9.5 million and $13.4 million at December 31, 2015 and 2014, respectively. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Intellectual Property
In certain situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. In the case of willful infringement, the definition of which is partially subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.

Other Litigation
Mylan filed suit in 2010 against GlaxoSmithKline (“GSK”) and Apotex in connection with an alleged breach of a Patent License and Settlement Agreement between Mylan and GSK related to Paroxetine CR. Following discovery, summary judgment (in which the District Court originally dismissed the case against GSK and Apotex), and appellate briefing (in which the United States Court of Appeals for the Third Circuit reversed and remanded the case against GSK for breach of contract) and ultimately a trial, a jury awarded Mylan $106.7 million on March 25, 2014. Pre-judgment interest and post-verdict supplemental damages resulted in a total judgment of $120.7 million. GSK appealed the decision. In the same suit and subsequent to the trial, Mylan obtained a permanent injunction against GSK in connection with its supply of product to Apotex. Mylan also separately filed suit and obtained a preliminary injunction against Apotex in July 2014 for inducement to breach a contract and for tortious interference in connection with its sales of product. Apotex has appealed that decision. In September 2014, Mylan added GSK as a defendant to the suit it had brought against Apotex for breach of contract. In December 2015, the parties resolved all litigation for approximately $113 million and the cases have been dismissed, and as such this matter can be considered closed.
The Company is involved in various other legal proceedings that are considered normal to its business, including but not limited to certain proceedings assumed as a result of the acquisition of the former Merck Generics business, Agila and the acquired EPD Business. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to the Company’s business financial condition, results of operations, cash flows and/or ordinary share price.

17.	Subsequent Events
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”), with a value, including the net debt of Meda, for approximately Swedish kroner (“SEK” or “kr”) 83.6kr billion or $9.9 billion at announcement. The board of directors of the Company has unanimously approved the Offer and the board of directors of Meda has recommended that Meda shareholders accept the Offer. In addition, the two largest Meda shareholders, together holding approximately 30% of the outstanding Meda shares, have irrevocably undertaken to tender their Meda shares into the Offer, subject to limited exceptions. Under the terms of the Offer, the Company is offering each Meda shareholder total consideration of between 152kr and 165kr (based on a SEK/USD exchange rate of 8.4158) consisting of a combination of cash and the Company’s ordinary shares. The Company is offering each Meda shareholder 165kr in cash in respect of 80% of the number of Meda shares tendered by such shareholder and a number of Mylan ordinary shares calculated shortly prior to the closing of the Offer in respect of the remaining 20% of the number of Meda shares tendered by such shareholder. The composition of the Offer consideration is subject to adjustment in certain circumstances. The Offer is fully financed and not conditional on further due diligence. The Offer is subject to certain closing conditions customary for an offer governed by the Swedish Takeover Rules, including holders of at least 90% of the outstanding Meda shares tendering their shares into the Offer and receipt of all necessary regulatory, governmental or similar clearances, approvals and decisions, including from competition authorities. The Offer will not require a vote of Mylan shareholders. The Company expects that the Offer will close by the end of the third quarter of 2016.
In connection with the Offer, on February 10, 2016 the Company entered into a bridge credit agreement (the “2016 Bridge Credit Agreement”), among the Company, as borrower, Mylan Inc., as guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time. The 2016 Bridge Credit Agreement provides for a bridge credit facility under which the Company may obtain loans up to an aggregate amount of $10.05 billion, consisting of a Tranche A Loan (the “Tranche A Loan”) in an aggregate amount up to $6.0 billion, and a Tranche B Loan (the “Tranche B Loan” and collectively, the “Loans”) in an aggregate amount up to $4.05 billion. The proceeds of the Tranche A Loan will be applied solely to finance the acquisition of Meda shares and pay other costs associated with the acquisition, the 2016 Bridge Credit Agreement and related transactions. The proceeds of the Tranche B Loan will be applied if necessary to prepay the Existing Revolving Credit Agreement, the Existing 2014 Term Credit Agreement and the Existing 2015 Term Credit Agreement (each, as defined in the 2016 Bridge Credit Agreement) and to pay fees and expenses relating thereto. The Loans will bear interest at LIBOR (determined in accordance with the 2016 Bridge Credit Agreement), if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the 2016 Bridge Credit Agreement), in each case plus an applicable margin. The applicable margin for borrowings will be determined by reference to a grid based on the Company’s Debt Rating (as defined in the 2016 Bridge Credit Agreement), and such applicable margin will range from 0.125% to 1.225% per annum with respect to base rate borrowings and 1.125% to 2.225% per annum with respect to LIBOR borrowings, in each case subject to increase by 0.25% per annum, 0.25% per annum and 0.50% per annum on the date that is 90, 180 and 270 days, respectively, after the initial funding date. The commitments under the 2016 Bridge Credit Agreement will be available until the earliest to occur of February 8, 2017 and certain events relating to the completion or termination of the Offer set forth in the 2016 Bridge Credit Agreement. The commitments in respect of the Tranche B Loan will be permanently reduced in connection with the effectiveness of certain amendments to the Company’s existing credit facilities by the amounts specified in the 2016 Bridge Credit Agreement. The Loans will be unsecured and will be guaranteed by Mylan Inc. The Loans will mature on the day that is 364 days after the initial funding date. Upon signing of the 2016 Bridge Credit Agreement, the Company incurred fees of approximately $30 million.

Mylan N.V.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in millions, except per share data)

Year Ended December 31, 2015

	Three-Month Period Ended
	March 31, 2015(1)	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$1,871.7	$2,371.7	$2,695.2	$2,490.7
Gross profit	830.1	1,008.1	1,315.3	1,062.6
Net earnings	56.6	167.9	428.6	194.6
Net earnings attributable to Mylan N.V. ordinary shareholders	56.6	167.8	428.6	194.6
Earnings per share(2):
Basic	$0.14	$0.34	$0.87	$0.40
Diluted	$0.13	$0.32	$0.83	$0.38
Share prices(3):
High	$64.96	$76.06	$71.49	$55.28
Low	$52.74	$57.94	$39.80	$39.16

Year Ended December 31, 2014

	Three-Month Period Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$1,715.6	$1,837.3	$2,084.0	$2,082.7
Gross profit	737.8	808.8	1,012.4	969.0
Net earnings	116.6	126.6	499.4	190.5
Net earnings attributable to Mylan Inc. common stock	115.9	125.2	499.1	189.2
Earnings per share(2):
Basic	$0.31	$0.34	$1.33	$0.51
Diluted	$0.29	$0.32	$1.26	$0.47
Share prices(3):
High	$57.20	$52.10	$52.34	$58.62
Low	$42.26	$45.72	$44.97	$45.27
____________

(1)	On February 27, 2015, Mylan Inc. became an indirect wholly owned subsidiary of Mylan N.V.

(2)	The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of ordinary shares outstanding.

(3)	Closing prices are as reported on NASDAQ.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is on page 87, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 89, which is incorporated herein by reference.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Code of Ethics
The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on Mylan’s Internet website at mylan.com, and Mylan intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation
The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The additional information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	12,206,935	$35.09	13,671,681
Equity compensation plans not approved by security holders	—	—	—
Total	12,206,935	$35.09	13,671,681

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	Principal Accounting Fees and Services
The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

1.	Consolidated Financial Statements
The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.	Consolidated Financial Statement Schedules
MYLAN N.V. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Mylan N.V. is the successor to Mylan Inc., the information set forth below refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2015	$25.7	10.5	0.3	(2.9)	$33.6
Year ended December 31, 2014	$24.6	6.0	1.2	(6.1)	$25.7
Year ended December 31, 2013	$23.0	5.0	0.1	(3.5)	$24.6
Valuation allowance for deferred tax assets:
Year ended December 31, 2015	$304.5	75.6	6.1	(30.5)	$355.7
Year ended December 31, 2014	$279.5	49.8	17.7	(42.5)	$304.5
Year ended December 31, 2013	$249.4	53.2	(0.5)	(22.6)	$279.5

3.	Exhibits

2.1
Amended and Restated Business Transfer Agreement and Plan of Merger, dated November 4, 2014, between and among Abbott Laboratories, Mylan Inc., New Moon B.V. and Moon of PA Inc., filed as Annex A to the Registration Statement on Form S-4 filed with the SEC on November 5, 2014, as amended on December 9 and December 23, 2014, and incorporated herein by reference.^

2.2
Shareholder Agreement between and among Mylan N.V., Abbott Laboratories, Laboratoires Fournier S.A.S., Abbott Established Products Holdings (Gibraltar) Limited, and Abbott Investments Luxembourg S.à r.l., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.^

3.1	Amended and Restated Articles of Association of Mylan N.V., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.1(a)
Rights Agreement dated August 22, 1996, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)
Amendment to Rights Agreement dated November 8, 1999, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)
Amendment No. 2 to Rights Agreement dated August 13, 2004, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)
Amendment No. 3 to Rights Agreement dated September 8, 2004, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)
Amendment No. 4 to Rights Agreement dated December 2, 2004, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)
Amendment No. 5 to Rights Agreement dated December 19, 2005, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc., as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.1(g)
Amendment No. 6 to Rights Agreement, dated July 13, 2014, between Mylan Inc. and American Stock Transfer & Trust Company, filed by Mylan Inc. as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

4.2(a)
Indenture, dated July 21, 2005, between Mylan Inc. and The Bank of New York, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.2(b)
Second Supplemental Indenture, dated October 1, 2007, among Mylan Inc., the Subsidiaries of Mylan Inc. listed on the signature page thereto and The Bank of New York, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3
Registration Rights Agreement, dated July 21, 2005, among Mylan Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed by Mylan Inc. as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4(a)
Indenture, dated September 15, 2008, between and among Mylan Inc., the guarantors named therein and Bank of New York Mellon as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

4.4(b)
First Supplemental Indenture, dated November 29, 2011, between and among Mylan Inc., Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated September 15, 2008, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.3 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.4(c)
Second Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V. and The Bank of New York Mellon, as Trustee, to the Indenture, dated September 15, 2008, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.4(d)
Third Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V. and The Bank of New York Mellon, as Trustee, to the Indenture, dated September 15, 2008, filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.4(e)
Fourth Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated September 15, 2008, filed as Exhibit 4.1(c) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.5(a)
Indenture, dated May 19, 2010, between and among Mylan Inc., the guarantors named therein and The Bank of New York Mellon as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.

4.5(b)
First Supplemental Indenture, dated November 29, 2011, between and among the Mylan Inc., Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated May 19, 2010, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.2 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.5(c)
Second Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture, dated May 19, 2010, filed by Mylan Inc. as Exhibit 4.3 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.5(d)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated May 19, 2010, filed as Exhibit 4.2 (b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.6(a)
Indenture, dated November 24, 2010, among Mylan Inc., the guarantors named therein and The Bank of New York Mellon as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.

4.6(b)
First Supplemental Indenture, dated November 29, 2011, by and among Mylan Inc., Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated November 24, 2010, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.7(a)
Indenture, dated March 7, 2007, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on March 7, 2007, and incorporated herein by reference.

4.7(b)
First Supplemental Indenture, dated November 29, 2011, by and among Mylan Inc., Somerset Pharmaceuticals, Inc., Dey, Inc., Dey Pharma, L.P., Dey Limited Partner, Inc., EMD, Inc., Mylan Delaware Inc., Mylan LHC Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated March 7, 2007, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.4 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.8(a)
Indenture, dated December 21, 2012, between and among Mylan Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 24, 2012, and incorporated herein by reference.

4.8(b)
First Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture, dated December 21, 2012, filed as Exhibit 4.4 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.8(c)
Second Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated December 21, 2012, filed as Exhibit 4.3(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.9(a)
Indenture, dated June 25, 2013, among Mylan Inc., the guarantors thereto and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

4.9(b)
First Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture, dated June 25, 2013, filed as Exhibit 4.5 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.9(c)
Second Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated June 25, 2013, filed as Exhibit 4.4(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.10
Registration Rights Agreement, dated June 25, 2013, among Mylan Inc., the guarantors thereto, and the representatives of the initial purchasers of Mylan Inc.’s $500 million aggregate principal amount of Mylan Inc.’s 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of Mylan Inc.’s 2.600% senior notes due 2018, filed by Mylan Inc. as Exhibit 10.1 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

4.11(a)
Indenture, dated November 29, 2013, by and between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.11(b)
First Supplemental Indenture, dated November 29, 2013, by and between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.11(c)
Second Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.11(d)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.5(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.12
Indenture, dated as of December 9, 2015, among Mylan N.V., Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 15, 2015, and incorporated herein by reference.

4.13
Registration Rights Agreement, dated December 9, 2015, among Mylan N.V., Mylan Inc., as guarantor, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Mitsubishi UFJ Securities (USA), Inc., as representatives of the initial purchasers of $500 million aggregate principal amount of Mylan N.V.’s 3.000% senior notes due 2018 and $500 million aggregate principal amount of Mylan N.V.’s 3.750% senior notes due 2020, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 15, 2015, and incorporated herein by reference.

10.1(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed by Mylan Inc. as Exhibit 10.4(a) to Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.*

10.1(b)
Amendment to Amended and Restated 2003 Long-Term Incentive Plan, filed by Mylan Inc. as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.1(c)
Amended and Restated Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.1(d)
Amended and Restated Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.1(e)
Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(j) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.1(f)
Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(k) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.1(g)
Form of Performance-Based Stock Appreciation Rights Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed by Mylan Inc. as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.1(h)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed by Mylan Inc. as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.1(i)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(j)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(k)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(l)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.1(m)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.1(n)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.2(a)	Mylan Inc. Severance Plan, amended as of August, 2009, filed by Mylan Inc. as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.2(b)	Amendment to Mylan Inc. Severance Plan, dated July 13, 2014, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.*

10.3
3.75% Cash Convertible Notes due 2015 Purchase Agreement, dated September 9, 2008, among Mylan Inc. and the initial purchaser named therein, filed by Mylan Inc. as Exhibit 1.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.4(a)
Confirmation of OTC Convertible Note Hedge Transaction, dated September 9, 2008, among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.4(b)
Confirmation of OTC Convertible Note Hedge Transaction, amended as of November 25, 2008, among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.7(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

10.5
Confirmation of OTC Convertible Note Hedge Transaction, dated September 9, 2008, between Mylan Inc. and Wells Fargo Bank, National Association, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.6
Confirmation of OTC Warrant Transaction, dated September 9, 2008, among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.7
Confirmation of OTC Warrant Transaction, dated September 9, 2008, between Mylan Inc. and Wells Fargo Bank, National Association, filed by Mylan Inc. as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.8
Amendment to Confirmation of OTC Warrant Transaction, dated September 15, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.9
Amendment to Confirmation of OTC Warrant Transaction, dated September 15, 2008, between Mylan Inc. and Wells Fargo Bank, National Association, filed by Mylan Inc. as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.10
Amendment to Confirmation of OTC Warrant Transaction, dated September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.11
Amendment to Confirmation of OTC Warrant Transaction, dated September 9, 2008 among by Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed by Mylan Inc. as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.12
Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, among Mylan Inc., Merrill Lynch International and Merrill Lynch Pierce, Fenner & Smith Incorporated, dated September 9, 2011, and filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.13
Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between Mylan Inc. and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association, dated September 13, 2011, and filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.14
Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between Mylan Inc. and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association, dated September 14, 2011, and filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.15
Executive Employment Agreement, dated July 31, 2013, between Mylan Inc. and John Sheehan, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.16	Amended and Restated Executive Employment Agreement, dated January 8, 2016 and effective January 1, 2016, by and between Mylan Inc. and Anthony Mauro.*

10.17(a)
Retirement Benefit Agreement, dated December 31, 2004, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.17(b)
Amendment to Retirement Benefit Agreement dated April 3, 2006, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.17(c)
Amendment to Retirement Benefit Agreement dated December 22, 2008, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.17(d)
Amendment to Retirement Benefit Agreement dated March 3, 2010, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.17(e)
Amendment to Retirement Benefit Agreement effective as of January 1, 2012, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.6 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.17(f)
Amendment to Retirement Benefit Agreement by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.18
Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Heather Bresch filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.19(a)
Retirement Benefit Agreement, dated August 28, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.19(b)
The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.20
Retirement Benefit Agreement, dated February 22, 2011, by and between Mylan Inc. and John D. Sheehan, filed by Mylan Inc. as Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.21(a)
Transition and Succession Agreement, dated December 15, 2003, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.21(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 2, 2004, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.21(c)
Amendment No. 2 to Transition and Succession Agreement, dated April 3, 2006, between Mylan Inc. and Robert J. Coury filed by Mylan Inc. as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.21(d)
Amendment No. 3 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.22(a)
Amended and Restated Transition and Succession Agreement, dated December 31, 2007, between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.22(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.23(a)
Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.23(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.24
Transition and Succession Agreement, dated April 1, 2010, by and between Mylan Inc. and John Sheehan, filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.25(a)
Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.25(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.25(c)
Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.26
Supplemental Health Insurance Program For Certain Officers of Mylan Inc., effective December 15, 2001, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.27(a)
Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.27(b)	Form of indemnification agreement between Mylan N.V. and each director, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.*

10.28
Agreement Regarding Consulting Services and Shareholders Agreement dated December 31, 2007 by and among Mylan Inc., MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed by Mylan Inc. as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.29(a)
Share Purchase Agreement, dated May 12, 2007, by and among Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH, Merck KGaA and Mylan Inc., filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.29(b)
Amendment No. 1 to Share Purchase Agreement, dated October 1, 2007, by and among Mylan Inc. and Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH and Merck KGaA, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

10.30
Purchase Agreement, dated May 12, 2010, among Mylan Inc., the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

10.31
Share Purchase Agreement, dated July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed by Mylan Inc. as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.

10.32
Purchase Agreement, dated July 30, 2010, among Mylan Inc., the guarantors named therein and Goldman, Sachs & Co., filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

10.33(a)	Mylan 401(k) Restoration Plan, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*

10.33(b)
Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.34(a)	Mylan Executive Income Deferral Plan, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 14, 2009, and incorporated herein by reference.*

10.34(b)
Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.35
Performance Guaranty, dated February 21, 2012, by Mylan Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.36
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among Mylan Inc., Mylan Institutional Inc., Strides Pharma Asia Pte Ltd (Agila Specialties Asia Pte Ltd), and the promoters named therein, filed by Mylan Inc. as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.37
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among Mylan Inc., Mylan Laboratories Limited, Strides Arcolab Limited, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.38
Restrictive Covenant Agreement, effective February 27, 2013, by and among Mylan Inc., Strides Arcolab Limited, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.39(a)
Completion Deed, effective February 27, 2013, by and among Mylan Inc., Strides Arcolab Limited, Agila Specialties Asia Pte Ltd, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.39(b)
Amendment to Completion Deed, effective December 4, 2013, by and among Mylan Institutional Inc., Mylan Laboratories Limited, Strides Arcolab Limited, Strides Pharma Asia Pte Ltd (f/k/a Agila Specialties Asia Pte Ltd), and the promoters named therein, filed by Mylan Inc. as Exhibit 10.53(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.40
Agila Global Guarantee Deed, effective February 27, 2013, by and between Mylan Inc. and Strides Arcolab Ltd., filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.41	The Executive Nonqualified Excess Plan, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.42
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.43
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.44
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.45
Retirement and Consulting Agreement and Release, dated August 1, 2014, by and between Harry A. Korman and Mylan Inc., filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.*

10.46(a)
Form of One-Time Special Five-Year Performance-Based Realizable Value Incentive Program Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.56(a) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.46(b)
Form of One-Time Special Five-Year Performance-Based Realizable Value Incentive Program Waiver Letter by and between Mylan Inc. and certain employees of Mylan Inc., filed by Mylan Inc. as Exhibit 10.56(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.47
Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.48
Form of Retirement Benefit Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.49
Letter Agreement, entered into on November 4, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.50(a)
Revolving Credit Agreement, dated December 19, 2014, among Mylan Inc., certain other borrowers and guarantors party thereto, the lenders and issuing banks party thereto and Bank of America, N.A. as Administrative Agent, filed by Mylan Inc. as Exhibit 10.60 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

10.50(b)
Amendment No. 1, dated May 1, 2015, to the Revolving Credit Agreement, dated December 19, 2014, between and among Mylan Inc., Mylan N.V., the lenders and issuing banks party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K with the SEC on May 7, 2015, and incorporated herein by reference.

10.50(c)
Additional Credit Extension Amendment, dated June 19, 2015, between and among Mylan Inc., Mylan N.V., ING Bank N.V., Dublin Branch, as Augmenting Lender, certain issuing banks, and Bank of America, N.A., as Administrative Agent, to the Revolving Credit Agreement, dated December 19, 2014, between and among Mylan Inc., Mylan N.V., certain lenders and issuing banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

10.50(d)
Amendment No. 2, dated October 28, 2015, to the Revolving Credit Agreement, dated December 19, 2014, between and among Mylan Inc., Mylan N.V., the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.

10.51(a)
Term Credit Agreement, dated December 19, 2014, among Mylan Inc., certain other borrowers and guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent, filed by Mylan Inc. as Exhibit 10.61 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

10.51(b)
Amendment No. 1, dated May 1, 2015, to the Term Credit Agreement, dated December 19, 2014, among Mylan Inc., Mylan N.V., the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Report on Form 8-K with the SEC on May 7, 2015, and incorporated herein by reference.

10.51(c)
Amendment No. 2, dated October 28, 2015, to the Term Credit Agreement, December 19, 2014, among Mylan Inc., Mylan N.V., the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.

10.52
Amended and Restated Receivables Purchase Agreement, dated January 27, 2015, among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Purchaser Agents from time to time party thereto, the LOC Issuers from time to time party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed by Mylan Inc. as Exhibit 10.62 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

10.53
Amended and Restated Purchase and Contribution Agreement, dated January 27, 2015, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer, filed by Mylan Inc. as Exhibit 10.63 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

10.54
Call Option Agreement between Mylan N.V. and Stichting Preferred Shares Mylan, dated April 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 3, 2015, and incorporated herein by reference.

10.55(a)
Bridge Credit Agreement among Mylan N.V., Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated April 24, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 24, 2015, and incorporated herein by reference.

10.55(b)
Amendment No. 1, dated April 29, 2015, to the Bridge Credit Agreement among Mylan N.V., Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 1, 2015, and incorporated herein by reference.

10.55(c)
Amendment No. 2, dated August 6, 2015, to the Bridge Credit Agreement among the registrant, Mylan Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated April 24, 2015 and amended on April 29, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 7, 2015, and incorporated herein by reference.

10.56(a)
Term Credit Agreement, dated July 15, 2015, among Mylan Inc., Mylan N.V., the lenders and issuing banks party thereto, and PNC Bank, National Association as Administrative Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.

10.56(b)
Amendment No. 1, dated October 28, 2015, to the Term Credit Agreement, dated July 15, 2015, between and among Mylan Inc., Mylan N.V., the lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated July 15, 2015, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.

10.57
Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.*

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.
†	The Company’s request for confidential treatment with respect to certain portions of this exhibit has been accepted.
^
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted exhibits and schedules to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2016.

Mylan N.V.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2016.

Signature	Title

/s/ HEATHER BRESCH	Chief Executive Officer and Director
Heather Bresch	(Principal Executive Officer)

/s/ JOHN D. SHEEHAN	Executive Vice President and Chief Financial Officer
John D. Sheehan	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Senior Vice President and Chief Accounting Officer
Paul B. Campbell	(Principal Accounting Officer)

/s/ ROBERT J. COURY	Executive Chairman and Director
Robert J. Coury

/s/ RODNEY L. PIATT	Vice Chairman and Director
Rodney L. Piatt

/s/ WENDY CAMERON	Director
Wendy Cameron

/s/ ROBERT J. CINDRICH	Director
Robert J. Cindrich

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ DOUGLAS J. LEECH	Director
Douglas J. Leech

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ JOSEPH C. MAROON, M.D.	Director
Joseph C. Maroon, M.D.

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ RANDALL L. VANDERVEEN, PH.D.	Director
Randall L. Vanderveen, Ph.D.

EXHIBIT INDEX

10.1(i)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(j)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(k)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015.*

10.1(l)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.1(m)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.1(n)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted after February 27, 2015.*

10.16	Amended and Restated Executive Employment Agreement, dated January 8, 2016 and effective January 1, 2016, by and between Mylan Inc. and Anthony Mauro.*

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.