Form 10-Q
period 2016-03-31
Mylan N.V.
filed 2016-05-03
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 27, 2016, there were 508,342,710 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2016

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Net sales	$2,176.1	$1,854.6
Other revenues	15.2	17.1
Total revenues	2,191.3	1,871.7
Cost of sales	1,284.3	1,041.6
Gross profit	907.0	830.1
Operating expenses:
Research and development	253.6	169.9
Selling, general and administrative	549.3	483.2
Litigation settlements, net	(1.5)	17.7
Total operating expenses	801.4	670.8
Earnings from operations	105.6	159.3
Interest expense	70.3	79.5
Other expense, net	16.3	18.5
Earnings before income taxes	19.0	61.3
Income tax provision	5.1	4.7
Net earnings attributable to Mylan N.V. ordinary shareholders	$13.9	$56.6
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.03	$0.14
Diluted	$0.03	$0.13
Weighted average ordinary shares outstanding:
Basic	489.8	418.0
Diluted	509.6	443.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2016	2015

Net earnings	$13.9	$56.6
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	502.0	(602.6)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.3)	0.1
Net unrecognized loss on derivatives	(49.1)	(34.5)
Net unrealized gain on marketable securities	4.4	0.1
Other comprehensive earnings (loss), before tax	457.0	(636.9)
Income tax benefit	(16.8)	(13.0)
Other comprehensive earnings (loss), net of tax	473.8	(623.9)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$487.7	$(567.3)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,199.4	$1,236.0
Accounts receivable, net	2,587.4	2,689.1
Inventories	2,144.1	1,951.0
Prepaid expenses and other current assets	696.7	596.6
Total current assets	6,627.6	6,472.7
Property, plant and equipment, net	1,998.8	1,983.9
Intangible assets, net	7,278.4	7,221.9
Goodwill	5,566.9	5,380.1
Deferred income tax benefit	441.0	457.6
Other assets	731.4	751.5
Total assets	$22,644.1	$22,267.7

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,076.2	$1,109.6
Short-term borrowings	66.4	1.3
Income taxes payable	43.4	92.4
Current portion of long-term debt and other long-term obligations	1,082.5	1,077.0
Other current liabilities	1,690.9	1,841.9
Total current liabilities	3,959.4	4,122.2
Long-term debt	6,325.7	6,295.6
Deferred income tax liability	744.0	718.1
Other long-term obligations	1,340.1	1,366.0
Total liabilities	12,369.2	12,501.9
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 492,671,045 and 491,928,095 as of March 31, 2016 and December 31, 2015	5.5	5.5
Additional paid-in capital	7,149.9	7,128.6
Retained earnings	4,476.0	4,462.1
Accumulated other comprehensive loss	(1,290.5)	(1,764.3)
	10,340.9	9,831.9
Noncontrolling interest	1.5	1.4
Less: Treasury stock — at cost
Shares: 1,311,193 as of March 31, 2016 and December 31, 2015	67.5	67.5
Total equity	10,274.9	9,765.8
Total liabilities and equity	$22,644.1	$22,267.7

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$13.9	$56.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297.1	175.0
Share-based compensation expense	26.5	34.4
Deferred income tax provision	38.5	12.8
Loss from equity method investments	30.9	24.7
Other non-cash items	81.0	46.3
Litigation settlements, net	0.3	17.7
Changes in operating assets and liabilities:
Accounts receivable	83.5	376.9
Inventories	(222.8)	(136.7)
Trade accounts payable	(57.2)	(15.4)
Income taxes	(84.7)	(203.3)
Other operating assets and liabilities, net	(126.5)	(122.0)
Net cash provided by operating activities	80.5	267.0
Cash flows from investing activities:
Capital expenditures	(51.8)	(48.1)
Purchase of marketable securities	(8.5)	(40.1)
Proceeds from sale of marketable securities	5.9	12.2
Payments for product rights and other, net	(105.6)	(11.5)
Net cash used in investing activities	(160.0)	(87.5)
Cash flows from financing activities:
Payments of financing fees	(31.6)	(22.4)
Change in short-term borrowings, net	65.1	(161.6)
Proceeds from issuance of long-term debt	—	100.0
Payments of long-term debt	—	(100.0)
Proceeds from exercise of stock options	3.6	67.4
Taxes paid related to net share settlement of equity awards	(6.9)	(31.7)
Other items, net	0.3	39.3
Net cash provided by (used in) financing activities	30.5	(109.0)
Effect on cash of changes in exchange rates	12.4	(18.8)
Net (decrease) increase in cash and cash equivalents	(36.6)	51.7
Cash and cash equivalents — beginning of period	1,236.0	225.5
Cash and cash equivalents — end of period	$1,199.4	$277.2
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$—	$6,305.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
The accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan N.V. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position and cash flows for the periods presented. For periods prior to February 27, 2015, the Company’s interim financial statements present the accounts of Mylan Inc. and subsidiaries.
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations and comprehensive earnings for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2016. Such allowances were $1.55 billion and $1.84 billion at March 31, 2016 and December 31, 2015, respectively. Other current liabilities include $617.0 million and $681.8 million at March 31, 2016 and December 31, 2015, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $739.9 million and $914.2 million of securitized accounts receivable at March 31, 2016 and December 31, 2015, respectively.

3.	Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based compensation payments. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 840) (“ASU 2016-02”), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). The amendments in this update also require an entity to present separately in other comprehensive earnings the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” updated with “ASU 2015-14”, “ASU 2016-08” and “ASU 2016-10”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

4.	Acquisitions and Other Transactions
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”), with enterprise value, including the net debt of Meda, of approximately Swedish kroner (“SEK” or “kr”) 83.6 billion or $9.9 billion at announcement. The board of directors of the Company has unanimously approved the Offer and the board of directors of Meda has recommended that Meda shareholders accept the Offer. In addition, the two largest Meda shareholders, together holding approximately 30% of the outstanding Meda shares, have irrevocably undertaken to tender their Meda shares into the Offer, subject to limited exceptions. Under the terms of the Offer, the Company is offering each Meda shareholder total consideration of between 152kr and 165kr (based on a SEK/USD exchange rate of 8.4158) consisting of a combination of cash and the Company’s ordinary shares. The Company is offering each Meda shareholder 165kr in cash per Meda share in respect of 80% of the number of Meda shares tendered by such shareholder and a number of Mylan ordinary shares per Meda share calculated shortly prior to the closing of the Offer in respect of the remaining 20% of the number of Meda shares tendered by such shareholder. The composition of the Offer consideration is subject to adjustment in certain circumstances. The Offer is fully financed and not conditional on further due diligence. The Offer is subject to certain closing conditions customary for an offer governed by the Swedish Takeover Rules, including holders of more than 90% of the outstanding Meda shares tendering their shares into the Offer and receipt of all necessary regulatory, governmental or similar clearances, approvals and decisions, including from competition authorities. The Offer will not require a vote of Mylan shareholders. The Company expects that the Offer will close by the end of the third quarter of 2016.
Jai Pharma Limited
On November 20, 2015, the Company completed the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), a specialty women’s healthcare company with global leadership in generic oral contraceptive products, through its wholly owned subsidiary Mylan Laboratories Limited for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration of a product under development by Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

$50 million paid into escrow at closing that is contingent upon at least one of two former principal shareholders of Jai Pharma Limited continuing to provide consulting services to the acquired business for the two year post-closing period and this amount will be treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment. During the three months ended March 31, 2016, adjustments were made to the preliminary purchase price allocation recorded at November 20, 2015. The adjustments recorded in respect of current liabilities and deferred tax liabilities are reflected in the “measurement period adjustments” column of the table below. As of March 31, 2016, the preliminary allocation of the $711.1 million purchase price to the assets acquired and liabilities assumed for Jai Pharma Limited is as follows:

(In millions)	Preliminary Purchase Price Allocation as of November 20, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of March 31, 2016 (as adjusted)
Current assets (excluding inventories)	$25.7	$—	$25.7
Inventories	4.9	—	4.9
Property, plant and equipment	17.2	—	17.2
Identified intangible assets	437.0	—	437.0
In-process research and development	98.0	—	98.0
Goodwill	317.2	8.1	325.3
Other assets	0.7	—	0.7
Total assets acquired	900.7	8.1	908.8
Current liabilities	(9.1)	(1.9)	(11.0)
Deferred tax liabilities	(180.5)	(6.2)	(186.7)
Net assets acquired	$711.1	$—	$711.1
____________

(a)	As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

(b)
The measurement period adjustments are related to the recognition of certain current liabilities and adjustments to deferred tax liabilities to reflect facts and circumstances that existed as of the acquisition date.

The goodwill of $325.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Generics segment. None of the goodwill recognized is currently expected to be deductible for income tax purposes. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the determination of contingent liabilities, the finalization of the fair value of tangible and intangible assets, the finalization of the working capital adjustment and deferred income taxes.
EPD Business
On February 27, 2015 (the “EPD Transaction Closing Date”), the Company completed the acquisition of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”) in an all-stock transaction. Mylan N.V.’s purchase price for the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market.
The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The revenues of the acquired EPD Business for the period from the acquisition date to March 31, 2015 were $147.4 million and the net loss, net of tax, was $54.3 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Unaudited Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information as if the acquisition of the EPD Business had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable, or have been achieved, subsequent to the EPD Transaction Closing Date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of Mylan N.V.

Three Months Ended
March 31,
(Unaudited, in millions, except per share amounts)	2015
Total revenues	$2,118.7
Net earnings attributable to Mylan N.V. ordinary shareholders	$76.9
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.16
Diluted	$0.15
Weighted average ordinary shares outstanding:
Basic	491.3
Diluted	517.1

Other Transactions
On January 8, 2016, the Company entered into an agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). As part of the agreement, Mylan made an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits of the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
In December 2015, the Company entered into an agreement to acquire certain European intellectual property rights and marketing authorizations for a purchase price of $202.5 million. The Company accounted for this transaction as an asset acquisition and paid $10.0 million at the closing of the transaction in 2015. During the first quarter of 2016, the Company paid $90.0 million related to this asset purchase, which is included in investing activities on the Condensed Consolidated Statements of Cash Flows and was accrued for at December 31, 2015. The Company expects to pay the remaining amount of the purchase price during the fourth quarter of 2016 and first quarter of 2017, subject to certain timing conditions. The asset is being amortized over a useful life of five years.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2015	7,732,499	$31.85
Granted	575,057	46.72
Exercised	(162,129)	22.65
Forfeited	(66,892)	50.40
Outstanding at March 31, 2016	8,078,535	$32.95
Vested and expected to vest at March 31, 2016	7,724,425	$32.26
Exercisable at March 31, 2016	5,560,336	$25.88
As of March 31, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 6.3 years, 6.2 years and 5.2 years, respectively. Also, at March 31, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $123.2 million, $122.3 million and $118.4 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance restricted stock units and restricted ordinary shares (collectively, “restricted stock awards”), as of March 31, 2016 and the changes during the three months ended March 31, 2016 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2015	4,474,436	$40.70
Granted	1,030,403	45.39
Released	(796,486)	40.61
Forfeited	(43,532)	42.67
Nonvested at March 31, 2016	4,664,821	$41.85
As of March 31, 2016, the Company had $158.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.2 years. The total intrinsic value of stock awards exercised and restricted stock units released during the three months ended March 31, 2016 and 2015 was $40.1 million and $203.2 million, respectively.

6.	Pensions and Other Postretirement Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. The Company maintains a small fully frozen defined benefit pension plan in the U.S., and employees in the U.S. and Puerto Rico are provided retirement benefits through defined contribution plans. As a result of the EPD Transaction during 2015, the Company acquired several funded and unfunded defined benefit pension plans outside the U.S.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 were as follows:

	Pension and Other Postretirement Benefits
	March 31,
(In millions)	2016	2015
Service cost	$3.9	$2.8
Interest cost	1.5	1.2
Expected return on plan assets	(2.0)	(1.4)
Plan curtailment, settlement and termination	—	0.3
Amortization of prior service costs	0.1	0.1
Recognized net actuarial losses	0.2	0.3
Net periodic benefit cost	$3.7	$3.3
The Company is not required to make any mandatory contributions to its U.S. defined benefit pension plans in 2016. The Company expects to make total benefit payments of approximately $10.2 million in 2016, of which contributions to its U.S. defined benefit pension plan will total approximately $1.1 million.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	March 31, 2016	December 31, 2015
Inventories:
Raw materials	$651.4	$592.4
Work in process	419.9	387.0
Finished goods	1,072.8	971.6
	$2,144.1	$1,951.0

Property, plant and equipment:
Land and improvements	$130.1	$124.5
Buildings and improvements	973.0	950.6
Machinery and equipment	2,002.9	1,928.4
Construction in progress	269.9	290.5
	3,375.9	3,294.0
Less accumulated depreciation	1,377.1	1,310.1
	$1,998.8	$1,983.9

Other current liabilities:
Legal and professional accruals, including litigation accruals	$120.7	$122.6
Payroll and employee benefit plan accruals	299.1	367.9
Accrued sales allowances	617.0	681.8
Accrued interest	44.7	25.1
Fair value of financial instruments	85.8	19.8
Other	523.6	624.7
	$1,690.9	$1,841.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent consideration included in other current liabilities totaled $35.0 million at March 31, 2016 and December 31, 2015, respectively. Contingent consideration included in other long-term obligations was $500.8 million and $491.4 million at March 31, 2016 and December 31, 2015, respectively. Included in prepaid expenses and other current assets was $107.1 million and $106.6 million of restricted cash at March 31, 2016 and December 31, 2015, respectively. An additional $100 million of restricted cash was classified in other long-term assets at March 31, 2016 and December 31, 2015, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the acquisition of Agila Specialties Private Limited (“Agila”).

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), whose activities qualify for income tax credits under Section 45 of the Internal Revenue Code, as amended. The carrying value of the clean energy investments totaled $365.2 million and $379.3 million at March 31, 2016 and December 31, 2015, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these clean energy investments totaled $403.2 million and $419.3 million at March 31, 2016 and December 31, 2015, respectively. Of these liabilities, $340.0 million and $357.0 million are included in other long-term obligations in the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively. The remaining $63.2 million and $62.3 million are included in other current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively.
In addition, the Company holds a 50% interest in Sagent Agila LLC (“Sagent Agila”), which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. The carrying value of the investment in Sagent Agila included in other assets totaled $90.8 million and $96.2 million at March 31, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Total revenues	$144.0	$153.7
Gross (loss) profit	(0.3)	0.2
Operating and non-operating expense	5.7	6.1
Net loss	$(6.0)	$(5.9)
The Company’s net losses from the six equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment to the underlying assets of each individual investee. For the three months ended March 31, 2016 and 2015, the Company’s share of the net loss of the equity method investments was $30.9 million and $24.7 million, respectively, which was recognized as a component of other expense, net. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

9.	Earnings per Ordinary Share Attributable to Mylan N.V.
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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. The terms of the warrant

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company could settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there were approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants that had an exercise price of $30.00. The remaining warrants had an exercise price of $20.00. The warrants met the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments were determined to be indexed to the Company’s own ordinary shares and met the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants were recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. On April 15, 2016, in connection with the expiration and settlement of the warrants, the Company issued approximately 17.0 million Mylan N.V. ordinary shares. The dilutive impact of the warrants is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the three months ended March 31, 2016 and 2015, 16.7 million and 20.8 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016	2015
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$13.9	$56.6
Shares (denominator):
Weighted average ordinary shares outstanding	489.8	418.0
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.03	$0.14

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$13.9	$56.6
Shares (denominator):
Weighted average ordinary shares outstanding	489.8	418.0
Share-based awards and warrants	19.8	25.8
Total dilutive shares outstanding	509.6	443.8
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.03	$0.13
Additional stock awards and restricted stock awards were outstanding during the periods ended March 31, 2016 and 2015, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2016 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded and anti-dilutive awards represented 6.2 million shares and 1.4 million shares for the three months ended March 31, 2016 and 2015, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2015:
Goodwill	$5,031.0	$734.1	$5,765.1
Accumulated impairment losses	—	(385.0)	(385.0)
	5,031.0	349.1	5,380.1
Measurement period adjustments	8.1	—	8.1
Foreign currency translation	178.7	—	178.7
	$5,217.8	$349.1	$5,566.9
Balance at March 31, 2016:
Goodwill	$5,217.8	$734.1	$5,951.9
Accumulated impairment losses	—	(385.0)	(385.0)
	$5,217.8	$349.1	$5,566.9

Intangible assets consist of the following components at March 31, 2016 and December 31, 2015:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2016
Amortized intangible assets:
Product rights and licenses	11	$9,219.9	$2,947.2	$6,272.7
Patents and technologies	20	116.6	105.0	11.6
Other (1)	6	484.4	228.5	255.9
		9,820.9	3,280.7	6,540.2
In-process research and development		738.2	—	738.2
		$10,559.1	$3,280.7	$7,278.4
December 31, 2015
Amortized intangible assets:
Product rights and licenses	11	$8,848.6	$2,652.7	$6,195.9
Patents and technologies	20	116.6	103.8	12.8
Other (1)	6	465.3	189.8	275.5
		9,430.5	2,946.3	6,484.2
In-process research and development		737.7	—	737.7
		$10,168.2	$2,946.3	$7,221.9
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2016 and 2015, was $242.3 million and $130.5 million, respectively. Amortization expense is expected to be approximately $731 million for the remainder of 2016 and $833 million, $779 million, $692 million and $590 million for the years ended December 31, 2017 through 2020, respectively, excluding any impact from the proposed Meda transaction.

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
Fair Value Hedging Relationships
The Company’s interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company’s fixed-rate senior notes to a variable rate. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. Certain derivative instrument contracts entered into by the Company are governed by master agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts in a net liability position at March 31, 2016 is $4.1 million. The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$65.8	Prepaid expenses and other current assets	$36.3
Foreign currency forward contracts	Prepaid expenses and other current assets	14.5	Prepaid expenses and other current assets	8.4
Total		$80.3		$44.7

	Liability Derivatives
	March 31, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$69.9	Other current liabilities	$10.5
Total		$69.9		$10.5

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4.6	Prepaid expenses and other current assets	$20.0
Total		$4.6		$20.0

	Liability Derivatives
	March 31, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$15.9	Other current liabilities	$9.3
Total		$15.9		$9.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2016	2015
Interest rate swaps	Interest expense	$29.6	$20.5
Total		$29.6	$20.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Loss Recognized in Earnings on Hedged Items	Amount of Loss Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2016	2015
2023 Senior Notes (3.125% coupon)	Interest expense	$(29.6)	$(15.9)
Total		$(29.6)	$(15.9)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended
	March 31,
(In millions)	2016	2015
Foreign currency forward contracts	$(4.4)	$(0.8)
Interest rate swaps	(35.9)	(32.4)
Total	$(40.3)	$(33.2)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of (Loss) Gain Reclassified from AOCE into Earnings (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended
		March 31,
(In millions)		2016	2015
Foreign currency forward contracts	Net sales	$(10.6)	$(11.7)
Interest rate swaps	Interest expense	0.9	(0.2)
Total		$(9.7)	$(11.9)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended
		March 31,
(In millions)		2016	2015
Foreign currency forward contracts	Other expense, net	$7.3	$8.6
Total		$7.3	$8.6

At March 31, 2016, the Company expects that approximately $36.1 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of (Loss) or Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2016	2015
Foreign currency forward contracts	Other expense, net	$(15.0)	$0.1
Cash conversion feature of Cash Convertible Notes	Other expense, net	—	(127.7)
Purchased cash convertible note hedge	Other expense, net	—	127.7
Total		$(15.0)	$0.1
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$983.4	$—	$—	$983.4
Total cash equivalents	983.4	—	—	983.4
Trading securities:
Equity securities — exchange traded funds	23.6	—	—	23.6
Total trading securities	23.6	—	—	23.6
Available-for-sale fixed income investments:
U.S. Treasuries	—	6.3	—	6.3
Corporate bonds	—	15.9	—	15.9
Agency mortgage-backed securities	—	5.0	—	5.0
Asset backed securities	—	2.1	—	2.1
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	30.7	—	30.7
Available-for-sale equity securities:
Marketable securities	29.8	—	—	29.8
Total available-for-sale equity securities	29.8	—	—	29.8
Foreign exchange derivative assets	—	19.1	—	19.1
Interest rate swap derivative assets	—	65.8	—	65.8
Total assets at recurring fair value measurement	$1,036.8	$115.6	$—	$1,152.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$15.9	$—	$15.9
Interest rate swap derivative liabilities	—	69.9	—	69.9
Contingent consideration	—	—	535.8	535.8
Total liabilities at recurring fair value measurement	$—	$85.8	$535.8	$621.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$923.3	$—	$—	$923.3
Total cash equivalents	923.3	—	—	923.3
Trading securities:
Equity securities — exchange traded funds	22.8	—	—	22.8
Total trading securities	22.8	—	—	22.8
Available-for-sale fixed income investments:
U.S. Treasuries	—	4.7	—	4.7
Corporate bonds	—	15.7	—	15.7
Agency mortgage-backed securities	—	3.9	—	3.9
Asset backed securities	—	2.3	—	2.3
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	28.0	—	28.0
Available-for-sale equity securities:
Marketable securities	26.0	—	—	26.0
Total available-for-sale equity securities	26.0	—	—	26.0
Foreign exchange derivative assets	—	28.4	—	28.4
Interest rate swap derivative assets	—	36.3	—	36.3
Total assets at recurring fair value measurement	$972.1	$92.7	$—	$1,064.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$9.3	$—	$9.3
Interest rate swap derivative liabilities	—	10.5	—	10.5
Contingent consideration	—	—	526.4	526.4
Total liabilities at recurring fair value measurement	$—	$19.8	$526.4	$546.2
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila, the acquisition of Jai Pharma Limited and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2016 and December 31, 2015, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 1.8% to 9.8% were utilized in the valuations. For the contingent consideration related to the acquisition of Agila, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three months ended March 31, 2016 and 2015, accretion of $10.0 million and $9.2 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of March 31, 2016 and December 31, 2015, the Company had no short-term borrowings under the Receivables Facility in the Condensed Consolidated Balance Sheets.
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	March 31, 2016	December 31, 2015
2015 Term Loans		$1,600.0	$1,600.0
2014 Term Loan		800.0	800.0
2016 Senior Notes (a)	1.800%	500.0	500.1
2016 Senior Notes (b)	1.350%	499.9	499.9
2018 Senior Notes (c)	2.600%	649.4	649.3
2018 Senior Notes (c)	3.000%	499.4	499.4
2019 Senior Notes (d)	2.550%	499.3	499.2
2020 Senior Notes (e)	3.750%	499.8	499.8
2023 Senior Notes (d)	3.125%	814.7	785.2
2023 Senior Notes (f)	4.200%	498.4	498.4
2043 Senior Notes (g)	5.400%	497.0	497.0
Other		4.6	4.3
Deferred financing fees		(36.8)	(38.3)
Total long-term debt, including current portion of long-term debt		7,325.7	7,294.3
Less current portion		1,000.0	998.7
Total long-term debt		$6,325.7	$6,295.6
____________

(a)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest. Instrument is due on June 24, 2016 and is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at March 31, 2016.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest. Instrument is due on November 29, 2016 and is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at March 31, 2016.

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

(e)
Instrument is callable by the Company at any time prior to the date that is one month prior to the instrument's maturity date at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.35% plus, in each case, accrued and unpaid interest.

(f)
Instrument is callable by the Company at any time prior to August 29, 2023 at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

(g)
Instrument is callable by the Company at any time prior to May 29, 2043 at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

2016 Bridge Credit Agreement
On February 10, 2016, the Company entered into a Bridge Credit Agreement (the “2016 Bridge Credit Agreement”), among the Company, as borrower, Mylan Inc., as guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time. The 2016 Bridge Credit Agreement provides for a bridge credit facility under which the Company may obtain Tranche A Loans (as defined in the 2016 Bridge Credit Agreement) in an aggregate amount up to $6.0 billion. The proceeds of the Tranche A Loans will be applied solely to finance the proposed acquisition of Meda shares and pay other costs associated with the proposed acquisition of Meda, the 2016 Bridge Credit Agreement and related transactions. The Tranche A Loans will bear interest at LIBOR (determined in accordance with the 2016 Bridge Credit Agreement), if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the 2016 Bridge Credit Agreement), in each case plus an applicable margin. The applicable margin for borrowings will be determined by reference to a grid based on the Company’s Debt Rating (as defined in the 2016 Bridge Credit Agreement), and such applicable margin will range from 0.125% to 1.225% per annum with respect to base rate borrowings and 1.125% to 2.225% per annum with respect to LIBOR borrowings, in each case subject to increase by 0.25% per annum, 0.25% per annum and 0.50% per annum on the date that is 90, 180 and 270 days, respectively, after the initial funding date. The commitments under the 2016 Bridge Credit Agreement will be available until the earliest to occur of February 8, 2017 and certain events set forth in the 2016 Bridge Credit Agreement relating to the completion or termination of the Offer set forth in the 2016 Bridge Credit Agreement. The Tranche A Loans will be unsecured and will be guaranteed by Mylan Inc. The Tranche A Loans will mature on the day that is 364 days after the initial funding date. The 2016 Bridge Credit Agreement also provided for commitments in respect of Tranche B Loans (as defined in the 2016 Bridge Credit Agreement) in an aggregate amount up to $4.05 billion that were to be applied if necessary to prepay the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement (in each case, as defined below) and to pay fees and expenses relating thereto. The commitments in respect of such Tranche B Loans were permanently terminated in their entirety in connection with the effectiveness of the Revolving Amendment, the 2014 Term Amendment and the 2015 Term Amendment (in each case, as defined below). Upon signing of the 2016 Bridge Credit Agreement, the Company paid financing fees of approximately $29.5 million, of which approximately $3.0 million related to the Tranche B Loans and were written off in conjunction with the termination of the Tranche B Loans. The remaining fees are included in other current assets on the Condensed Consolidated Balance Sheets.
Revolving Facility
On December 19, 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, and further amended on June 19, 2015 and October 28, 2015 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.65 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. The

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings.
At March 31, 2016 and December 31, 2015, the Company had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility is LIBOR plus 1.325% per annum. In addition, the Revolving Facility has a facility fee which is 0.175%.
2015 Term Loans
On July 15, 2015, the Company entered into a term credit agreement, which was amended on October 28, 2015 (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent. The 2015 Term Credit Agreement provided for a term loan credit facility (the “Credit Facility”) under which the Borrower obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan (the “Closing Date Loan”) in the amount of $1.0 billion, borrowed on July 15, 2015 and (ii) a delayed draw term loan (the “Delayed Draw Loan,” and together with the Closing Date Loan, the “2015 Term Loans”) in the amount of $600.0 million, borrowed on September 15, 2015. The 2015 Term Loans mature on July 15, 2017, subject to extension to the earlier of (a) December 19, 2017, and (b) if different, the maturity date of the 2014 Term Loan (as defined below).
The loans under the 2015 Term Credit Agreement bear interest at LIBOR (determined in accordance with the 2015 Term Credit Agreement) plus 1.375% per annum.
2014 Term Loan
On December 19, 2014, the Company entered into a term credit agreement, which was amended on May 1, 2015, and further amended on October 28, 2015 (the “2014 Term Credit Agreement”), with a syndicate of banks which provided an $800 million term loan (the “2014 Term Loan”). The 2014 Term Loan matures on December 19, 2017 and has no required amortization payments. The 2014 Term Loan bears interest at LIBOR plus 1.375% per annum.
Amendment to the Revolving Credit Facility, 2015 Term Loans and 2014 Term Loan
On February 22, 2016, the Company and Mylan Inc. (the “Borrower”) entered into (i) Amendment No. 3 (the “Revolving Amendment”) to the Revolving Credit Agreement, among the Borrower, the Company, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, (ii) Amendment No. 2 (the “2015 Term Amendment”) to the 2015 Term Credit Agreement, among the Borrower, the Company, certain lenders and PNC Bank, National Association, as administrative agent and (iii) Amendment No. 3 (the “2014 Term Amendment”) to the 2014 Term Credit Agreement, among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent. The Revolving Amendment, 2015 Term Amendment and 2014 Term Amendment provide that the Borrower’s proposed acquisition of Meda will constitute a Qualified Acquisition (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) and amends the event of default provisions to provide that any “change of control” put rights under any indebtedness of any Acquired Entity or Business (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) or its subsidiaries that are triggered as a result of the acquisition of any Acquired Entity or Business will not result in an event of default so long as any such indebtedness that is put in accordance with the terms of such indebtedness is paid as required by the terms of such indebtedness.
Fair Value
At March 31, 2016 and December 31, 2015, the fair value of the Company’s 1.800% Senior Notes due 2016, 1.350% Senior Notes due 2016, 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043 (collectively, the “Senior Notes”) was approximately $4.91 billion and $4.80 billion, respectively. The fair values of the Senior Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2015 Term Loans and 2014 Term Loan, determined based on Level 2 inputs, approximate their carrying values at March 31, 2016 and December 31, 2015.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding long-term debt at March 31, 2016, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$1,000
2017	2,400
2018	1,150
2019	500
2020	500
Thereafter	1,750
Total	$7,300

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	March 31, 2016	December 31, 2015
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	$1.8	$(1.0)
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(15.1)	(14.9)
Net unrecognized losses on derivatives, net of tax	(48.9)	(18.1)
Foreign currency translation adjustment	(1,228.3)	(1,730.3)
	$(1,290.5)	$(1,764.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015 net of tax			$(18.1)	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(39.4)	4.4	(0.6)	502.0	466.4
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.6)		(10.6)				(10.6)
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		0.9	0.9				0.9
Amortization of prior service costs included in SG&A					0.1		0.1
Amortization of actuarial gain included in SG&A					0.2		0.2
Net other comprehensive (loss) earnings, before tax			(49.1)	4.4	(0.3)	502.0	457.0
Income tax (benefit) provision			(18.3)	1.6	(0.1)	—	(16.8)
Balance at March 31, 2016, net of tax			$(48.9)	$1.8	$(15.1)	$(1,228.3)	$(1,290.5)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(46.4)	0.1	(0.3)	(602.6)	(649.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(11.7)		(11.7)				(11.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of prior service costs included in SG&A					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A					(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax			(11.9)		(0.4)		(12.3)
Net other comprehensive (loss) earnings, before tax			(34.5)	0.1	0.1	(602.6)	(636.9)
Income tax (benefit) provision			(13.1)	—	0.1	—	(13.0)
Balance at March 31, 2015, net of tax			$(49.8)	$0.4	$(19.5)	$(1,542.0)	$(1,610.9)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the three months ended March 31, 2016 and 2015 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2015	$9,764.4	$1.4	$9,765.8
Net earnings	13.9	—	13.9
Other comprehensive earnings, net of tax	473.8	—	473.8
Stock option activity	3.5	—	3.5
Share-based compensation expense	26.5	—	26.5
Shares withheld for taxes on share-based compensation	(9.9)	—	(9.9)
Tax benefit of stock option plans	1.2	—	1.2
Other	—	0.1	0.1
March 31, 2016	$10,273.4	$1.5	$10,274.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	56.6	—	56.6
Other comprehensive loss, net of tax	(623.9)	—	(623.9)
Stock option activity	68.3	—	68.3
Share-based compensation expense	34.4	—	34.4
Shares withheld for taxes on share-based compensation	(23.8)	—	(23.8)
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Other	—	(0.2)	(0.2)
March 31, 2015	$9,073.3	$19.9	$9,093.2

On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. The exercise price of the Option is €0.01 per preferred share. On April 21, 2015, the Company received a letter from the President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. ("Teva"), containing a non-binding expression of interest from Teva to acquire Mylan for $82 per Mylan ordinary share. On July 23, 2015, in response to Teva's unsolicited expression of interest in acquiring Mylan, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares pursuant to the terms of the Call Option Agreement. In compliance with the current statutory arrangement, 25% of the nominal value of the preferred shares, approximately $1.3 million, was paid to Mylan in cash upon issuance. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. On September 19, 2015, the Foundation requested the redemption of the Mylan preferred shares issued on July 23, 2015, informing Mylan that it was reasonably convinced that the influences that might adversely affect or threaten the strategy, mission, independence, continuity and/or identity of Mylan and its business in a manner that is contrary to the interest of Mylan, its business, and its stakeholders had been sufficiently addressed. Mylan ordinary shareholders approved the redemption of the preferred shares on January 7, 2016 at an extraordinary general meeting of shareholders. On March 17, 2016, the redemption of the Mylan preferred shares became effective. The Foundation will continue to have the right to exercise the Option in the future in response to a new threat to the interests of Mylan, its businesses and its stakeholders from time to time.
On November 16, 2015, the Company announced that its board of directors approved the repurchase of up to $1.0 billion of the Company’s ordinary shares either in the open market through privately-negotiated transactions or in one of more self tender offers (the “Share Repurchase Program”). At March 31, 2016, the Share Repurchase Program has approximately $932.5 million remaining for ordinary share repurchases. The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares and expires on August 27, 2016.

15.	Segment Information
The Company has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable, transdermal patch, gel, cream or ointment form, as well as active pharmaceutical ingredients (“API”). The Specialty segment engages mainly in the development and sale of branded specialty nebulized and injectable products.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of the Company’s segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development (“R&D”) expenses and direct selling, general and administrative expenses (“SG&A”). Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended March 31, 2016
Total revenues
Third party	$1,936.8	$254.5	$—	$2,191.3
Intersegment	2.6	3.4	(6.0)	—
Total	$1,939.4	$257.9	$(6.0)	$2,191.3

Segment profitability	$463.8	$129.2	$(487.4)	$105.6

Three Months Ended March 31, 2015
Total revenues
Third party	$1,655.1	$216.6	$—	$1,871.7
Intersegment	1.5	2.0	(3.5)	—
Total	$1,656.6	$218.6	$(3.5)	$1,871.7

Segment profitability	$450.8	$102.2	$(393.7)	$159.3
____________

(1)
Includes certain corporate general and administrative and R&D expenses; litigation settlements, net; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

16.	Subsidiary Guarantors
The following tables present unaudited condensed consolidating financial information for (a) the Company (for purposes of this discussion and these tables, "Parent Guarantor"); (b) Mylan Inc., the issuer of the Senior Notes (for the purposes of this discussion and these tables, the “Issuer”), excluding the 3.000% Senior Notes due December 2018 and the 3.750% Senior Notes due December 2020 (collectively, the “December 2015 Senior Notes”); and (c) all other subsidiaries of the Parent Guarantor on a combined basis, none of which guaranteed the Cash Convertible Notes or guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The unaudited condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. Mylan Inc. is an indirect wholly owned subsidiary of the Company and the Company fully and unconditionally guaranteed on a senior unsecured basis the Senior Notes (other than the December 2015 Senior Notes).

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following financial information presents the related unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, the unaudited Condensed Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2016 and 2015, the unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 and the unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,176.1	$—	$2,176.1
Other revenues	—	—	—	15.2	—	15.2
Total revenues	—	—	—	2,191.3	—	2,191.3
Cost of sales	—	—	—	1,284.3	—	1,284.3
Gross profit	—	—	—	907.0	—	907.0
Operating expenses:
Research and development	—	—	—	253.6	—	253.6
Selling, general and administrative	13.2	176.0	—	360.1	—	549.3
Litigation settlements, net	—	—	—	(1.5)	—	(1.5)
Total operating expenses	13.2	176.0	—	612.2	—	801.4
Earnings from operations	(13.2)	(176.0)	—	294.8	—	105.6
Interest expense	13.3	41.5	—	15.5	—	70.3
Other expense, net	—	—	—	16.3	—	16.3
(Losses) earnings before income taxes	(26.5)	(217.5)	—	263.0	—	19.0
Income tax provision (benefit)	—	9.0	—	(3.9)	—	5.1
Earnings (losses) of equity interest subsidiaries	40.4	264.8	—	—	(305.2)	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$13.9	$38.3	$—	$266.9	$(305.2)	$13.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$1,854.6	$—	$1,854.6
Other revenues	—	—	—	17.1	—	17.1
Total revenues	—	—	—	1,871.7	—	1,871.7
Cost of sales	—	—	—	1,041.6	—	1,041.6
Gross profit	—	—	—	830.1	—	830.1
Operating expenses:
Research and development	—	—	—	169.9	—	169.9
Selling, general and administrative	—	201.0	—	282.2	—	483.2
Litigation settlements, net	—	—	—	17.7	—	17.7
Total operating expenses	—	201.0	—	469.8	—	670.8
Earnings from operations	—	(201.0)	—	360.3	—	159.3
Interest expense	—	63.7	—	15.8	—	79.5
Other expense, net	—	—	—	18.5	—	18.5
(Losses) earnings before income taxes	—	(264.7)	—	326.0	—	61.3
Income tax provision	—	2.3	—	2.4	—	4.7
Earnings (losses) of equity interest subsidiaries	56.6	319.4	—	—	(376.0)	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$56.6	$52.4	$—	$323.6	$(376.0)	$56.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$13.9	$38.3	$—	$266.9	$(305.2)	$13.9
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	502.0	—	—	502.0	(502.0)	502.0
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.3)	—	—	(0.3)	0.3	(0.3)
Net unrecognized (loss) gain on derivatives	(49.1)	(58.4)	—	9.3	49.1	(49.1)
Net unrealized gain on marketable securities	4.4	3.8	—	0.6	(4.4)	4.4
Other comprehensive earnings (loss), before tax	457.0	(54.6)	—	511.6	(457.0)	457.0
Income tax (benefit) provision	(16.8)	(20.2)	—	3.4	16.8	(16.8)
Other comprehensive earnings (loss), net of tax	473.8	(34.4)	—	508.2	(473.8)	473.8
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$487.7	$3.9	$—	$775.1	$(779.0)	$487.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$56.6	$52.4	$—	$323.6	$(376.0)	$56.6
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(602.6)	—	—	(602.6)	602.6	(602.6)
Change in unrecognized loss and prior service cost related to defined benefit plans	0.1	—	—	0.1	(0.1)	0.1
Net unrecognized (loss) gain on derivatives	(34.5)	(50.9)	—	16.4	34.5	(34.5)
Net unrealized gain (loss) on marketable securities	0.1	—	—	0.1	(0.1)	0.1
Other comprehensive (loss) earnings, before tax	(636.9)	(50.9)	—	(586.0)	636.9	(636.9)
Income tax (benefit) provision	(13.0)	(18.6)	—	5.6	13.0	(13.0)
Other comprehensive earnings (loss), net of tax	(623.9)	(32.3)	—	(591.6)	623.9	(623.9)
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(567.3)	$20.1	$—	$(268.0)	$247.9	$(567.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$908.4	$—	$291.0	$—	$1,199.4
Accounts receivable, net	—	6.7	—	2,580.7	—	2,587.4
Inventories	—	—	—	2,144.1	—	2,144.1
Intercompany receivables	1,093.3	297.5	—	9,188.2	(10,579.0)	—
Prepaid expenses and other current assets	23.2	151.6	—	521.9	—	696.7
Total current assets	1,116.5	1,364.2	—	14,725.9	(10,579.0)	6,627.6
Property, plant and equipment, net	—	321.4	—	1,677.4	—	1,998.8
Investments in subsidiaries	10,460.1	8,569.6	—	—	(19,029.7)	—
Intercompany notes and interest receivable	—	9,667.2	—	18.4	(9,685.6)	—
Intangible assets, net	—	0.5	—	7,277.9	—	7,278.4
Goodwill	—	17.1	—	5,549.8	—	5,566.9
Other assets	—	78.1	—	1,094.3	—	1,172.4
Total assets	$11,576.6	$20,018.1	$—	$30,343.7	$(39,294.3)	$22,644.1

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$28.3	$—	$1,047.9	$—	$1,076.2
Short-term borrowings	—	—	—	66.4	—	66.4
Income taxes payable	—	—	—	43.4	—	43.4
Current portion of long-term debt and other long-term obligations		1,014.5	—	68.0	—	1,082.5
Intercompany payables	297.5	10,281.5	—	—	(10,579.0)	—
Other current liabilities	11.1	254.0	—	1,425.8	—	1,690.9
Total current liabilities	308.6	11,578.3	—	2,651.5	(10,579.0)	3,959.4
Long-term debt	993.1	5,330.0	—	2.6	—	6,325.7
Intercompany notes payable	—	18.4	—	9,667.2	(9,685.6)	—
Other long-term obligations	—	120.9	—	1,963.2	—	2,084.1
Total liabilities	1,301.7	17,047.6	—	14,284.5	(20,264.6)	12,369.2

Total equity	10,274.9	2,970.5	—	16,059.2	(19,029.7)	10,274.9

Total liabilities and equity	$11,576.6	$20,018.1	$—	$30,343.7	$(39,294.3)	$22,644.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$870.5	$—	$365.5	$—	$1,236.0
Accounts receivable, net	—	14.4	—	2,674.7	—	2,689.1
Inventories	—	—	—	1,951.0	—	1,951.0
Intercompany receivables	1,097.5	283.2	—	8,936.4	(10,317.1)	—
Other current assets	0.3	244.8	—	351.5	—	596.6
Total current assets	1,097.8	1,412.9	—	14,279.1	(10,317.1)	6,472.7
Property, plant and equipment, net	—	324.4	—	1,659.5	—	1,983.9
Investments in subsidiaries	9,947.7	8,007.7	—	—	(17,955.4)	—
Intercompany notes and interest receivable	—	9,704.4	—	18.7	(9,723.1)	—
Intangible assets, net	—	0.5	—	7,221.4	—	7,221.9
Goodwill	—	17.1	—	5,363.0	—	5,380.1
Other assets	—	135.3	—	1,073.8	—	1,209.1
Total assets	$11,045.5	$19,602.3	$—	$29,615.5	$(37,995.6)	$22,267.7

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$33.5	$—	$1,076.1	$—	$1,109.6
Short-term borrowings	—	—	—	1.3	—	1.3
Income taxes payable	—	—	—	92.4	—	92.4
Current portion of long-term debt and other long-term obligations	—	1,010.1	—	66.9	—	1,077.0
Intercompany payables	283.2	10,033.9	—	—	(10,317.1)	—
Other current liabilities	2.0	320.1	—	1,519.8	—	1,841.9
Total current liabilities	285.2	11,397.6	—	2,756.5	(10,317.1)	4,122.2
Long-term debt	994.5	5,298.4	—	2.7	—	6,295.6
Intercompany notes payable	—	18.7	—	9,704.4	(9,723.1)	—
Other long-term obligations	—	122.2	—	1,961.9	—	2,084.1
Total liabilities	1,279.7	16,836.9	—	14,425.5	(20,040.2)	12,501.9

Total equity	9,765.8	2,765.4	—	15,190.0	(17,955.4)	9,765.8

Total liabilities and equity	$11,045.5	$19,602.3	$—	$29,615.5	$(37,995.6)	$22,267.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(27.1)	$(139.4)	$—	$247.0	$—	$80.5
Cash flows from investing activities:
Capital expenditures	—	(20.6)	—	(31.2)	—	(51.8)
Change in restricted cash	—	—	—	—	—	—
Purchase of marketable securities	—	(0.5)	—	(8.0)	—	(8.5)
Proceeds from sale of marketable securities	—	—	—	5.9	—	5.9
Investments in affiliates	—	(11.3)	—	—	11.3	—
Loans to affiliates	(3.6)	(1,465.6)	—	(1,699.6)	3,168.8	—
Repayments of loans from affiliates	32.8	12.2	—	7.2	(52.2)	—
Payments for product rights and other, net	—	(0.1)	—	(105.5)	—	(105.6)
Net cash (used in) provided by investing activities	29.2	(1,485.9)	—	(1,831.2)	3,127.9	(160.0)
Cash flows from financing activities:
Payments of financing fees	(31.6)	—	—	—	—	(31.6)
Change in short-term borrowings, net	—	—	—	65.1	—	65.1
Proceeds from exercise of stock options	3.6	—	—	—	—	3.6
Taxes paid related to net share settlement of equity awards	(6.9)	—	—	—	—	(6.9)
Capital contribution from affiliates	—	—	—	11.3	(11.3)	—
Payments on borrowings from affiliates	—	(40.0)	—	(12.2)	52.2	—
Proceeds from borrowings from affiliates	31.6	1,703.2	—	1,434.0	(3,168.8)	—
Other items, net	1.2	—	—	(0.9)	—	0.3
Net cash provided by (used in) financing activities	(2.1)	1,663.2	—	1,497.3	(3,127.9)	30.5
Effect on cash of changes in exchange rates	—	—	—	12.4	—	12.4
Net increase (decrease) in cash and cash equivalents	—	37.9	—	(74.5)	—	(36.6)
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$—	$908.4	$—	$291.0	$—	$1,199.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1.0	$(555.8)	$—	$821.8	$—	$267.0
Cash flows from investing activities:
Capital expenditures	—	(9.5)	—	(38.6)	—	(48.1)
Purchase of marketable securities	—	—	—	(40.1)	—	(40.1)
Proceeds from sale of marketable securities	—	—	—	12.2	—	12.2
Investments in affiliates	—	(115.7)	—	—	115.7	—
Loans to affiliates	(16.4)	(1,473.3)	—	—	1,489.7	—
Repayments of loans from affiliates	—	—	—	(2,047.0)	2,047.0	—
Payments for product rights and other, net	—	—	—	(11.5)	—	(11.5)
Net cash (used in) provided by investing activities	(16.4)	(1,598.5)	—	(2,125.0)	3,652.4	(87.5)
Cash flows from financing activities:
Payments of financing fees	—	(22.4)	—	—	—	(22.4)
Change in short-term borrowings, net	—	—	—	(161.6)	—	(161.6)
Proceeds from issuance of long-term debt	—	100.0	—	—	—	100.0
Payments of long-term debt	—	(100.0)	—	—	—	(100.0)
Proceeds from exercise of stock options	—	67.4	—	—	—	67.4
Taxes paid related to net share settlement of equity awards	—	(29.4)	—	(2.3)	—	(31.7)
Capital contribution from affiliates	—	—	—	115.7	(115.7)	—
Proceeds from borrowings from affiliates	—	15.4	—	1,474.3	(1,489.7)	—
Payments on borrowings from affiliates	—	2,047.0	—	—	(2,047.0)	—
Other items, net	15.4	23.9	—	—	—	39.3
Net cash provided by (used in) financing activities	15.4	2,101.9	—	1,426.1	(3,652.4)	(109.0)
Effect on cash of changes in exchange rates	—	—	—	(18.8)	—	(18.8)
Net (decrease) increase in cash and cash equivalents	—	(52.4)	—	104.1	—	51.7
Cash and cash equivalents — beginning of period	—	112.9	—	112.6	—	225.5
Cash and cash equivalents — end of period	$—	$60.5	$—	$216.7	$—	$277.2
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$—	$6,305.8	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Contingencies
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
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in SG&A in the Company’s Condensed Consolidated Statements of Operations.
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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At March 31, 2016, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. On June 1, 2015, the District Court denied the indirect purchaser plaintiffs’ motion for class certification. The indirect purchaser plaintiffs filed a petition for leave to appeal the certification decision, which was denied by the Court of Appeals for the Third Circuit on December 21, 2015. On July 27, 2015, the District Court granted the direct purchaser plaintiffs’ motion for class certification. On October 9, 2015, the Third Circuit granted defendants’ petition for leave to appeal the class certification decision. On October 16, 2015, defendants filed a motion to stay the liability trial, which had been set to begin on February 2, 2016, with the District Court pending the appeal of the decision to certify the direct purchaser class; this motion was denied on December 17, 2015. On December 17, 2015, the District Court approved the form and manner of notice to the certified class of direct purchasers; the notice was subsequently issued to the class. On December 21, 2015, the defendants filed a motion to stay with the Court of Appeals for the Third Circuit, which was granted on January 25, 2016; the trial is now stayed and the case has been placed in suspense. The appeal was fully briefed on April 28, 2016 and remains pending. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers. Plaintiffs have not yet moved for preliminary approval of that settlement. At March 31, 2016, the Company has accrued approximately $16.0 million related to this settlement. On June 29, 2015, the City of Providence, Rhode Island filed suit against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. All defendants, including Mylan, moved to dismiss the suit on October 15, 2015. The motion is now fully briefed. On July 10, 2015, the Louisiana Attorney General filed a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. Mylan’s declinatory exception of no personal jurisdiction and peremptory exceptions of no cause of action, no right of action and prescription are pending. A hearing on the exception is scheduled for May 16, 2016. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil. Mylan is preparing a response.
In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case was subsequently transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. The lawsuit against Cephalon settled and a Stipulated Order for Permanent Injunction and Equitable Monetary Relief was entered by the Court on June 17, 2015.
Minocycline
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
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015; however they have since abandoned and dismissed their appeal of the District Court’s dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016 and the briefing has been completed and a decision is pending.
Shareholders Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, the “Riviera Plaintiffs”) filed a purported class action complaint against Mylan and directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleged both breach of fiduciary duty by the Directors and breach of contract by Mylan and the Directors, relating to certain public disclosures made in connection with the EPD Transaction and the organization of, and Call Option Agreement with, the Foundation. The Riviera Plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). The Riviera Plaintiffs filed an amended complaint in the District Court on July 10, 2015, that included the same basic causes of action and requested relief, dropped allegations against some of the Directors named in the original complaint and asserted the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. On July 21, 2015, a second purported class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, was filed by a different plaintiff in the District Court. On August 28, 2015, the District Court consolidated the two actions, and, on September 4, 2015, the plaintiffs in the consolidated action filed a consolidated amended complaint (the “Consolidated Amended Complaint”) against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, but asserting the breach of contract claim against only Mylan. On September 30, 2015, two of the plaintiffs in the consolidated action filed a motion for partial summary judgment, on the breach of contract claim against Mylan (the “Motion for Partial Summary Judgment”). On October 23, 2015,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

the District Court approved the voluntary dismissal of a third purported class action, commenced on August 28, 2015 against Mylan and the Directors, alleging federal securities and breach of contract claims against all defendants and breach of fiduciary duty claims against the Directors, all arising out of the same basic alleged facts and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. On November 25, 2015, the defendants filed a Motion to Dismiss the Consolidated Amended Complaint, and Mylan filed an Opposition to the Motion for Partial Summary Judgment and a Motion to Deny Summary Judgment. On December 21, 2015, the District Court consolidated the action with a fourth purported class action, commenced November 24, 2015 by, among others, the plaintiff in the third action, against the same defendants, alleging only breach of contract arising out of the same basic alleged facts, and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. In consolidating the actions, the District Court ordered, among other things, that the Consolidated Amended Complaint would remain the operative complaint in the consolidated action and that the Motion for Partial Summary Judgment, Motion to Dismiss and Motion to Deny Summary Judgment were not disturbed by the consolidation. The briefing regarding the three motions was completed on January 15, 2016. We believe that the claims in this lawsuit are without merit and intend to continue to defend against them vigorously.
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan is cooperating with the SEC in its investigation, and we are unable to predict the outcome of this matter at this time.
Drug Pricing Matters
Department of Justice/Connecticut Subpoenas
On December 3, 2015, a subsidiary of Mylan N.V. received a subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) seeking information relating to the marketing, pricing, and sale of our generic Doxycycline products and any communications with competitors about such products. The Company is fully cooperating with DOJ’s inquiry.
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. The Company is fully cooperating with Connecticut’s inquiry.
United States District Court for the Eastern District of Pennsylvania Litigation
Beginning in March 2016, seven putative class action complaints have been filed in the United States District Court for the Eastern District of Pennsylvania by indirect purchasers against Mylan Inc., Mylan Pharmaceuticals Inc. and other pharmaceutical manufacturers, alleging conspiracies to fix, raise, maintain and stabilize the prices of certain Doxycycline and Digoxin products and to allocate markets and customers for those products. Mylan and its subsidiary intend to deny liability and to defend these actions vigorously.
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
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing took place on October 8, 2015. The Company has accrued approximately $9.5 million and $9.8 million as of March 31, 2016 and December 31, 2015, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, "GlaxoSmithKline"), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, "Alpharma"), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, "Ivax"). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at March 31, 2016. Generics [U.K.] Limited has appealed the decision.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $9.5 million at March 31, 2016 and December 31, 2015. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business, including but not limited to certain proceedings assumed as a result of the acquisition of the former Merck Generics business, Agila and the EPD Business. The Company has approximately $10 million accrued related to these various other legal proceedings. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s related public offer to the shareholders of Meda to acquire all of the outstanding shares of Meda (the “Offer”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan, Meda, or the combined company and products, and any other statements regarding Mylan’s, Meda’s, or the combined company’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Meda Transaction, including as to the timing of the Meda Transaction, uncertainties as to whether Mylan will be able to complete the Meda Transaction, the possibility that competing offers will be made, the possibility that certain conditions to the completion of the Offer will not be satisfied, and the possibility that Mylan will be unable to obtain regulatory approvals for the Meda Transaction or be required, as a condition to obtaining regulatory approvals, to accept conditions that could reduce the anticipated benefits of the Meda Transaction; the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction and the Meda Transaction within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market; success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan, Meda, or the combined company; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and our other filings with the SEC. These risks and uncertainties also include those risks and uncertainties that are discussed in the offer document that has been filed with the Swedish Financial Supervisory Authority (“SFSA”) and will be published by Mylan upon approval by the SFSA (the “Offer Document”), the Registration Statement on Form S-4 filed with the SEC on April 11, 2016 (as amended from time to time, the “Registration Statement”) and the EU Prospectus that has been filed with the Netherlands Authority for the Financial Markets (“AFM”) and will be published by Mylan upon approval by the AFM (the “EU Prospectus”).You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
ADDITIONAL INFORMATION
In connection with the Offer, the Offer Document has been filed with the SFSA and will be published by Mylan upon approval by the SFSA. In addition, Mylan has filed certain materials with the SEC, including, among other materials, the Registration Statement. An EU Prospectus has been filed with the AFM and will be published by Mylan upon approval by the AFM. This Form 10-Q is not intended to be, and is not, a substitute for such documents or for any other document that Mylan may file with the SFSA, the SEC, the AFM or any other competent EU authority in connection with the Offer. This Form 10-Q contains advertising materials (reclame-uitingen) in connection with the Offer as referred to in Section 5:20 of the Dutch Financial Supervision Act (Wet op het financieel toezicht). INVESTORS AND SECURITYHOLDERS OF MEDA ARE URGED TO READ ANY DOCUMENTS FILED WITH THE SFSA, THE SEC AND THE AFM OR ANY OTHER COMPETENT EU AUTHORITY CAREFULLY AND IN THEIR ENTIRETY BEFORE MAKING AN INVESTMENT DECISION BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, MEDA AND THE OFFER. Such documents are or upon publication will be available free of charge through the website maintained by the SEC at www.sec.gov, on Mylan’s website at medatransaction.mylan.com or, to the extent filed with the AFM, through the website maintained by the AFM at www.afm.nl, or by directing a request to Mylan at +1 724-514-1813 or investor.relations@mylan.com. Any materials filed by Mylan with the SFSA, the SEC, the AFM or any other competent EU authority that are required to be mailed to Meda shareholders will also be mailed to such shareholders.
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
Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”), Canada and Brazil (collectively, “North America”); Europe; and India, Australia, Japan and New Zealand as well as our export activity into emerging markets (collectively, “Rest of World”). Beginning in 2016, revenue from the Company’s Brazilian operation is included in the North America region. All prior period revenue from the Company’s Brazilian operations have been recast from the Rest of World region to the North America region to conform to the presentation for the current period. This change had no impact on Mylan's segment reporting. Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within Rest of World in our Generics segment. Specialty engages mainly in the development and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.

Refer to Note 4 Acquisitions and Other Transactions in Item 1. Notes to Condensed Consolidated Financial Statements for significant recent events, including acquisitions and other transactions.
Financial Summary
For the three months ended March 31, 2016, Mylan reported total revenues of $2.19 billion, compared to $1.87 billion for the three months ended March 31, 2015. This represents an increase in revenues of $319.6 million, or 17.1%. Consolidated gross profit for the current quarter was $907.0 million, compared to $830.1 million in the comparable prior year period, an increase of $76.9 million, or 9.3%. For the current quarter, earnings from operations were $105.6 million, compared to $159.3 million for the three months ended March 31, 2015, a decrease of $53.7 million, or 33.7%.
Net earnings attributable to Mylan N.V. ordinary shareholders decreased $42.7 million, or 75.4%, to $13.9 million for the three months ended March 31, 2016, compared to $56.6 million for the prior year comparable period. Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders decreased from $0.13 to $0.03 for the three months ended March 31, 2016 compared to the prior year period, as a result of higher operating expenses, including amortization expense related to acquisitions completed during 2015.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year's foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment and consolidated total revenues on an actual and constant currency basis for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues (2)	% Change
Generics:
Third party net sales
North America (3)	$919.7	$855.0	8%	$7.3	$927.0	8%
Europe	587.7	406.2	45%	7.9	595.6	47%
Rest of World (3)	420.8	382.3	10%	17.3	438.1	15%
Total third party net sales	1,928.2	1,643.5	17%	32.5	1,960.7	19%

Other third party revenues	8.6	11.6	(26)%	0.3	8.9	(24)%
Total third party revenues	1,936.8	1,655.1	17%	32.8	1,969.6	19%

Intersegment sales	2.6	1.5	73%	—	2.6	73%
Generics total revenues	1,939.4	1,656.6	17%	32.8	1,972.2	19%

Specialty:
Third party net sales	247.9	211.1	17%	—	247.9	17%
Other third party revenues	6.6	5.5	20%	—	6.6	20%
Total third party revenues	254.5	216.6	17%	—	254.5	17%

Intersegment sales	3.4	2.0	70%	—	3.4	70%
Specialty total revenues	257.9	218.6	18%	—	257.9	18%

Elimination of intersegment sales	(6.0)	(3.5)	(71)%	(0.1)	(6.1)	(74)%
Consolidated total revenues	$2,191.3	$1,871.7	17%	$32.7	$2,224.0	19%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)	The constant currency revenue change is derived by translating third party net sales for the current period at prior year comparative period exchange rates.

(3)
Beginning in the first quarter of 2016, the Company reclassified sales from its Brazilian operation from the Rest of World region to the North America region. The amount reclassified for the three months ended March 31, 2015 was approximately $10.2 million.

More information about non-GAAP measures used by the Company as part of this discussion, including Adjusted Cost of Sales, Adjusted Gross Margins, Adjusted Earnings and Adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $2.19 billion, compared to $1.87 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.18 billion, compared to $1.85 billion for the comparable prior year period, representing an increase of $321.5 million, or 17.3%. Other third party revenues for the current quarter were $15.2 million, compared to $17.1 million for the comparable prior year period, a decrease of $1.9 million.
Mylan’s current quarter revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Europe, India, and Australia. The unfavorable impact of foreign currency translation on current period total revenues was approximately $33 million, or 2%. As such, constant currency total revenues increased approximately $352 million, or 19%. The increase in constant currency total revenues was the result of constant currency third party net sales growth in Generics of 19%, and Specialty of 17%. The impact in the first quarter of 2016 from the additional two months of net sales from the EPD Business (“incremental EPD Business sales”) compared to the first quarter of 2015, and to a lesser extent, other acquisitions and net sales from products launched since April 1, 2015 (“new products”), totaled approximately $414.8 million. On a constant currency basis, net sales from existing products decreased approximately $60 million as a result of a decrease in pricing of approximately $62 million, partially offset by an increase in volume of approximately $2 million.
Cost of sales for the three months ended March 31, 2016 was $1.28 billion, compared to $1.04 billion for the comparable prior year period. Cost of sales for the current quarter was impacted by purchase accounting related amortization of acquired intangible assets of approximately $243.6 million, acquisition related costs of approximately $18.5 million and restructuring and other special items of approximately $15.2 million as described further in the section titled Use of Non-GAAP Financial Measures. The prior year comparable period cost of sales included similar purchase accounting related amortization of approximately $140.2 million, acquisition related costs of approximately $12.3 million and restructuring and other special items of approximately $8.0 million. The increase in current year purchase accounting related items is principally the result of an additional two months of amortization expense related to the EPD Business and other prior year acquisitions and transactions. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, Adjusted Cost of Sales in the current quarter increased to $1.01 billion from $881.1 million, corresponding with the increase in sales.
Gross profit for the three months ended March 31, 2016 was $907.0 million, and gross margins were 41.4%. For the three months ended March 31, 2015, gross profit was $830.1 million, and gross margins were 44.4%. The decrease in gross margins relates principally to the additional amortization expense described above. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, Adjusted Gross Margins were approximately 54% for the three months ended March 31, 2016, as compared to approximately 53% for the three months ended March 31, 2015. Adjusted Gross Margins were positively impacted in the current quarter by approximately 110 basis points as a result of the incremental contribution from the EPD Business in the first quarter of 2016 and new product introductions by approximately 80 basis points, partially offset by decreased margins on existing products in North America.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 26% and 27% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $1.93 billion, compared to $1.64 billion for the comparable prior year period, an increase of $284.7 million, or 17.3%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $33 million, or 2%. As such, constant currency third party net sales increased by approximately $317 million, or 19% when compared to the prior year period.
Third party net sales from North America were $919.7 million for the current quarter, compared to $855.0 million for the comparable prior year period, representing an increase of $64.7 million, or 7.6%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $7.3 million, or 1% within North America. As such, constant currency third party net sales increased by approximately $72 million, or 8% when compared to the prior year period. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, the incremental EPD Business sales, totaling approximately $135 million, offset by lower pricing and volumes on existing products.

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
Third party net sales from Europe were $587.7 million for the three months ended March 31, 2016, compared to $406.2 million for the comparable prior year period, an increase of $181.5 million, or 44.7%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $8 million, or 2% within Europe. As such, constant currency third party net sales increased by approximately $189 million, or 47% when compared to the prior year period. This increase was primarily the result of the incremental EPD Business sales, and to a lesser extent, net sales from new products, totaling approximately $191 million in the first quarter of 2016. Higher volumes on existing products, primarily in France, were offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Constant currency net sales from Mylan’s business in France increased compared to the prior year period as a result of the incremental EPD Business sales, higher volumes on existing products, and to a lesser extent, new product introductions. Our market share in France increased in the first quarter of 2016 and we remain the market leader. In Italy, constant currency third party net sales increased compared to the prior year period as a result of the incremental EPD Business sales, which was partially offset by decreased sales of existing products as a result of lower pricing.
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
In Rest of World, third party net sales were $420.8 million for the three months ended March 31, 2016, compared to $382.3 million for the comparable prior year period, an increase of $38.5 million, or 10.1%. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $18 million, or 5%. As such, constant currency third party net sales increased by approximately $56 million, or 15%. This increase was primarily driven by the impact of the incremental EPD Business sales and sales by Jai Pharma Limited, and to a lesser extent, new product launches across the region, totaling $89 million, as well as higher volumes in Japan and Australia. These increases were partially offset by lower pricing throughout the region and a decrease in third party net sales volumes from our operations in India, in particular, the anti-retroviral (“ARV”) franchise.
In addition to third party net sales, the Rest of World region also supplies FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $215.1 million and $158.9 million in the three months ended March 31, 2016 and 2015, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan and Australia, constant currency third party net sales increased as a result of the incremental EPD Business sales, higher volumes on existing products and net sales from new products. This increase was partially offset by a decline in pricing on existing products. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current quarter, Specialty reported third party net sales of $247.9 million, an increase of $36.8 million, or 17.4%, from $211.1 million for the comparable prior year period. The increase was primarily the result of higher volumes of the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), and higher sales of the Perforomist® Inhalation Solution.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended March 31, 2016 was $253.6 million, compared to $169.9 million for the comparable prior year period, an increase of $83.7 million. In the first quarter of 2016, the Company made an upfront payment to Momenta for $45 million related to the collaboration agreement entered into on January 8, 2016. In addition, the Company incurred approximately $15 million of milestone payments related to the collaboration with Theravance Biopharma. In the prior year period, the Company incurred a $15 million upfront licensing payment related to the collaboration with Theravance Biopharma that was paid in the second quarter of 2015. The additional two months of expense related to the EPD Business in the current year increased R&D expense by approximately $9 million. R&D also increased due to the continued development of our respiratory, insulin and biologics programs.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $549.3 million, compared to $483.2 million for the comparable prior year period, an increase of $66.1 million. The increase in SG&A is primarily due to the additional two months of expense related to the EPD Business, which increased SG&A by approximately $67 million.
Litigation Settlements, Net
During the three months ended March 31, 2016 and 2015, the Company recorded a $1.5 million gain, net, and a $17.7 million charge, net, respectively, in the prior year period for litigation settlements. In the current year period, the gain was primarily related to the settlement of an intellectual property matter. In the prior year period, the charge was primarily related to the settlement of an antitrust matter.
Interest Expense
Interest expense for the three months ended March 31, 2016 totaled $70.3 million, compared to $79.5 million for the three months ended March 31, 2015. The decrease is primarily due to lower non-cash interest related to the amortization of discounts as a result of the repayment of the Company’s Cash Convertible Notes in September 2015 and lower interest expense as a result of lower interest rates related to the refinancing of certain debt instruments in 2015. Non-cash interest, primarily made up of the amortization of the discounts and premiums totaled $1.9 million for the current quarter and $7.9 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter was $10.0 million compared to $9.2 million for the comparable prior year period.
Other Expense, Net
Other expense, net, was $16.3 million in the current quarter, compared to $18.5 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the first quarter of 2016, other expense, net included foreign exchange gains of $14.2 million and other individually insignificant gains, offset by losses from equity affiliates of $30.9 million, principally related to the Company’s clean energy investments. In the first quarter of 2015, other expense, net, included foreign exchange gains of $3.7 million and other individually insignificant gains, offset by losses from equity affiliates of $24.7 million, principally related to the Company’s clean energy investments.

Income Tax Provision
Income tax provision was a provision of $5.1 million for the three months ended March 31, 2016, compared to a tax provision of $4.7 million for the comparable prior year period. The effective tax rate was 26.8% and 7.7% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 versus the comparable prior quarter period was impacted by the changing mix of income earned in jurisdictions with differing tax rates, and the revaluation of deferred tax assets and liabilities in countries and states that changed their statutory corporate tax rate.
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
A reconciliation between cost of sales, as reported under U.S. GAAP, and Adjusted Cost of Sales and Adjusted Gross Margin for the periods shown follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
U.S. GAAP cost of sales	$1,284.3	$1,041.6
Deduct:
Purchase accounting related amortization	(243.6)	(140.2)
Acquisition related costs	(18.5)	(12.3)
Restructuring & other special items	(15.2)	(8.0)
Adjusted cost of sales	$1,007.0	$881.1

Adjusted gross profit (a)	$1,184.3	$990.6

Adjusted gross margin (a)	54%	53%
____________

(a)	Adjusted Gross Profit is calculated as total revenues less Adjusted Cost of Sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenues.
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
Restructuring and Other Special Items
Costs related to restructuring and other actions are excluded from Adjusted Cost of Sales, Adjusted Earnings and Adjusted EPS, as applicable. These amounts include items such as:

•
Exit costs associated with facilities to be closed or divested, including employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs and other restructuring related costs;

•
Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”); only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to interim financial statements — Note 17 Contingencies are generally excluded from Adjusted Earnings and Adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan N.V. ordinary shareholders and diluted earnings per share attributable to Mylan N.V. ordinary shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016		2015
U.S. GAAP net earnings attributable to Mylan N.V. and U.S. GAAP diluted EPS	$13.9	$0.03	$56.6	$0.13
Purchase accounting related amortization (primarily included in cost of sales)	249.3		144.0
Litigation settlements, net	(1.5)		17.7
Interest expense (a)	5.7		12.2
Non-cash accretion of contingent consideration liability	10.0		9.2
Clean energy investments pre-tax loss (a)	25.5		22.5
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	61.6		78.8
Restructuring and other special items included in:
Cost of sales	15.2		8.0
Research and development expense (b)	66.1		17.9
Selling, general and administrative expense	6.8		7.8
Other expense, net	2.2		7.0
Tax effect of the above items and other income tax related items	(68.5)		(72.6)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$386.3	$0.76	$309.1	$0.70
Weighted average diluted ordinary shares outstanding	509.6		443.8
____________

(a)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s clean energy investments and related financing, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense, net in the Condensed Consolidated Statements of Operations.

(b)	Research and development expense includes a $45 million upfront payment to Momenta and $15 million of milestone payments to Theravance Biopharma.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $80.5 million for the three months ended March 31, 2016. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities decreased by $186.5 million to $80.5 million for the three months ended March 31, 2016, as compared to net cash provided by operating activities of $267.0 million for the three months ended March 31, 2015. The net decrease in cash provided by operating activities was principally due to the following:

•	a decrease in net earnings of $42.7 million;

•
a net decrease in the amount of cash provided by changes in accounts receivable, including estimated sales allowances, of $293.4 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances;

•
a net increase of $86.1 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2016 (as compared to 2015) primarily relates to anticipated product launches and increased market demand;

•	a net increase in the amount of cash used through changes in trade accounts payable of $41.8 million as a result of the timing of cash payments; and

•	a net increase in the amount of cash used through changes in other operating assets and liabilities of $4.5 million principally as a result of the payment of accrued acquisition costs.
These items were partially offset by the following:

•
an increase of $163.4 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of acquisitions, increased losses from equity method investments, and a number of other non-cash charges including the accretion of the contingent consideration liability and deferred tax expense, which were partially offset by decreased share-based compensation expenses and litigation settlements; and

•	a net decrease in the amount of cash used through changes in income taxes of $118.6 million as a result of a lower amount of estimated tax payments made during the current year.
Cash used in investing activities was $160.0 million for the three months ended March 31, 2016, as compared to $87.5 million for the three months ended March 31, 2015, a net increase of $72.5 million. The increase in cash used in investing activities was principally the result of an increase in cash used for payments of product rights and other investing activities, net, which totaled $105.6 million for the three months ended March 31, 2016 as compared to $11.5 million in the prior year period. In the current year, the Company paid $90 million related to the acquisition of certain European intellectual property rights and marketing authorizations, which was accrued for at December 31, 2015. Capital expenditures, primarily for equipment and facilities, were approximately $51.8 million in the current period, compared to $48.1 million in the comparable prior year period. The increase, compared to 2015, is the result of the timing of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, capital expenditures for the 2016 calendar year are expected to be approximately $400 million to $500 million. The increase in cash used in investing activities was partially offset by a net decrease in the purchase of marketable securities, which totaled $2.6 million net during the three months ended March 31, 2016, as compared to $27.9 million net in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the prior year.
Cash provided by financing activities was $30.5 million for the three months ended March 31, 2016, compared to cash used in financing activities of $109.0 million for the three months ended March 31, 2015. In the current year the Company had net short-term borrowings of $65.1 million as compared to net repayments of short-term borrowings of $161.6 million in the prior year period principally as a result of the level of operating cash flows in the prior year period. In addition, the cash outflow for taxes paid related to the net share settlement of equity awards decreased by $24.8 million from the prior year period. Partially offsetting these amounts are proceeds from the exercise of stock options, which decreased by $63.8 million from the prior year period and the related windfall tax benefit from the settlement of shared-based compensation awards, which decreased by approximately $38 million.
The Company’s next significant debt maturities are in the second and fourth quarters of 2016, as the Company’s 1.800% Senior Notes due 2016 and 1.350% Senior Notes due 2016 (“2016 Senior Notes”) mature. The Company intends to utilize available liquidity or refinance using proceeds from new bond issuances to fund the repayment of the 2016 Senior Notes.
In addition, our cash and cash equivalents at our non-U.S. operations totaled $280.8 million at March 31, 2016. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.

2016 Bridge Credit Agreement
On February 10, 2016, the Company entered into a Bridge Credit Agreement (the “2016 Bridge Credit Agreement”), among the Company, as borrower, Mylan Inc., as guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time. The 2016 Bridge Credit Agreement provides for a bridge credit facility under which the Company may obtain Tranche A Loans (as defined in the 2016 Bridge Credit Agreement) in an aggregate amount up to $6.0 billion. The proceeds of the Tranche A Loans will be applied solely to finance the proposed acquisition of Meda shares and pay other costs associated with the proposed acquisition of Meda, the 2016 Bridge Credit Agreement and related transactions. The Tranche A Loans will bear interest at LIBOR (determined in accordance with the 2016 Bridge Credit Agreement), if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the 2016 Bridge Credit Agreement), in each case plus an applicable margin. The applicable margin for borrowings will be determined by reference to a grid based on the Company’s Debt Rating (as defined in the 2016 Bridge Credit Agreement), and such applicable margin will range from 0.125% to 1.225% per annum with respect to base rate borrowings and 1.125% to 2.225% per annum with respect to LIBOR borrowings, in each case subject to increase by 0.25% per annum, 0.25% per annum and 0.50% per annum on the date that is 90, 180 and 270 days, respectively, after the initial funding date. The commitments under the 2016 Bridge Credit Agreement will be available until the earliest to occur of February 8, 2017 and certain events set forth in the 2016 Bridge Credit Agreement relating to the completion or termination of the Offer set forth in the 2016 Bridge Credit Agreement. The Tranche A Loans will be unsecured and will be guaranteed by Mylan Inc. The Tranche A Loans will mature on the day that is 364 days after the initial funding date. The 2016 Bridge Credit Agreement also provided for commitments in respect of Tranche B Loans (as defined in the 2016 Bridge Credit Agreement) in an aggregate amount up to $4.05 billion that were to be applied if necessary to prepay the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement (in each case, as defined below) and to pay fees and expenses relating thereto. The commitments in respect of such Tranche B Loans were permanently terminated in their entirety in connection with the effectiveness of the Revolving Amendment, the 2014 Term Amendment and the 2015 Term Amendment (in each case, as defined below). Upon signing of the 2016 Bridge Credit Agreement, the Company paid financing fees of approximately $29.5 million, of which approximately $3.0 million related to the Tranche B Loans and were written off in conjunction with the termination of the Tranche B Loans. The remaining fees are included in other current assets on the Condensed Consolidated Balance Sheets.
Revolving Facility
On December 19, 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, and further amended on June 19, 2015, October 28, 2015 and February 22, 2016 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.65 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At March 31, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Facility. At March 31, 2016 and December 31, 2015, we had a total of $12.0 million and $11.1 million outstanding under existing letters of credit, respectively. Additionally, as of March 31, 2016, we had $143.9 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
Amendment to the Revolving Credit Facility, 2015 Term Loan and 2014 Term Loan
On February 22, 2016, the Company and Mylan Inc. (the “Borrower”) entered into (i) Amendment No. 3 (the “Revolving Amendment”) to the Company’s Revolving Credit Agreement dated December 19, 2014, as amended on May 1, 2015, further amended on June 19, 2015 and further amended on October 28, 2015 (as amended further by the Revolving Amendment, the “Revolving Credit Agreement”) which provided for a $1.65 billion revolving facility (the “Revolving Facility”), among the Borrower, the Company, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, (ii) Amendment No. 2 (the “2015 Term Amendment”) to the Company’s Term Credit Agreement dated July 15, 2015, as amended on October 28, 2015 (as amended further by the 2015 Term Amendment, the “2015 Term Credit Agreement”) which provided for a delayed-draw term loan credit facility including loans totaling $1.6 billion (the “2015 Term Loans”), among the Borrower, the Company, certain lenders and PNC Bank, National Association, as administrative agent, and (iii) Amendment No. 3 (the “2014 Term Amendment”) to the Company’s Term Credit Agreement dated December 19, 2014, as amended on May 1, 2015 and further amended on October 28, 2015 (as amended further by the 2014 Term Amendment) the “2014 Term Credit Agreement”) which provided for an $800 million term loan (the “2014 Term Loan”), among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent. The Revolving Amendment, 2015 Term Amendment and 2014 Term Amendment provide that the Borrower’s proposed acquisition of Meda will constitute a Qualified Acquisition (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) and amends the event of default provisions to provide that any “change of control” put rights under any indebtedness of any

Acquired Entity or Business (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) or its subsidiaries that are triggered as a result of the acquisition of any Acquired Entity or Business will not result in an event of default so long as any such indebtedness that is put in accordance with the terms of such indebtedness is paid as required by the terms of such indebtedness.
Long-term Debt
Mandatory minimum repayments remaining on the outstanding long-term debt at March 31, 2016, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$1,000
2017	2,400
2018	1,150
2019	500
2020	500
Thereafter	1,750
Total	$7,300
The Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2015 Term Loans, 2014 Term Loan and Revolving Facility contain a maximum consolidated leverage ratio financial covenant. We have been compliant with these financial covenants during the three months ended March 31, 2016, and we expect to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition contingent consideration. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. These sales based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
Our most significant contingent payment relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The Company has also recorded contingent consideration related to the acquisition of Jai Pharma Limited, the acquisition of Agila and certain other acquisitions. The amount of contingent consideration recorded for potential milestone, royalty and/or profit sharing payments was $535.8 million and $526.4 million at March 31, 2016 and December 31, 2015, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

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
Other Commitments
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position, results of operations, and operating cash flow and could cause the market value of our ordinary shares to decline. We have approximately $60 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab Limited (“Strides Acrolab”) has also agreed to indemnify Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2015, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer (the person performing similar functions as the Principal Financial Officer for this purpose), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Contingencies, in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.
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
On August 5, 2014, the U.S. Treasury Department announced that it is reviewing a broad range of authorities for possible administrative actions that could limit the ability of a U.S. corporation to complete a transaction in which it becomes a subsidiary of a non-U.S. corporation (commonly known as an “inversion transaction”) or reduce certain tax benefits after an inversion transaction takes place. On September 22, 2014 and November 19, 2015, the U.S. Treasury Department issued notices (the “Notices”) announcing its intention to promulgate certain regulations that will apply to inversion transactions completed on or after September 22, 2014. Those regulations were promulgated as temporary U.S. Treasury Regulations on April 4, 2016, and they do not affect our belief that we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes.
In the Notices, the U.S. Treasury Department also announced that it expected to issue additional guidance to further limit and reduce the benefits of certain inversion transactions. In particular, it stated that it was considering regulations that may limit the ability of certain foreign-owned U.S. corporations to deduct certain interest payments (so-called “earnings stripping”). On April 4, 2016, the U.S. Treasury Department issued such regulations in the form of proposed U.S. Treasury Regulations. Proposed U.S. Treasury Regulations do not currently have the force of law, however, the rules described in the proposed U.S. Treasury Regulations will apply to certain intercompany arrangements entered into on or after April 4, 2016 if and when the regulations are adopted in final form. The U.S. Treasury Department stated that it intends to finalize swiftly such proposed U.S. Treasury Regulations.
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

Risks Related to the Meda Transaction
IF COMPLETED, THE OFFER MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT MYLAN’S PLANS AND OPERATIONS.
There can be no assurance that Mylan will be able to successfully integrate the business of Meda with the business of Mylan or otherwise realize the expected benefits of the Offer. Mylan’s ability to realize the anticipated benefits of the Offer will depend, to a large extent, on Mylan’s ability to integrate Meda with the business of Mylan and realize the benefits of the combined company. The combination of two independent businesses is a complex, costly, and time-consuming process. Mylan’s business may be negatively impacted following the completion of the Offer if it is unable to effectively manage its expanded operations. The integration will require significant time and focus from management following the completion of the Offer and may divert attention from the day-to-day operations of the combined company. Additionally, completion of the Offer could disrupt current plans and operations, which could delay the achievement of Mylan’s strategic objectives.
The expected synergies and operating efficiencies of the Offer may not be fully realized, which could result in increased costs and have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or share price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of combining the operations of the businesses include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from combining Meda with Mylan;

•	difficulties in the integration of operations and systems, including enterprise resource planning (“ERP”) systems;

•	difficulties in the integration of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of Mylan’s control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or share price. In addition, even if the operations of Mylan and Meda are integrated successfully, Mylan may not realize the full anticipated benefits of the Offer, including the synergies, operating efficiencies, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the Offer, and/or negatively impact the price of Mylan ordinary shares after completing the proposed acquisition of Meda.
In addition, if Mylan fails to acquire 100% of the Meda shares in the Offer and/or until we complete a compulsory acquisition to acquire any Meda shares not tendered into the Offer, it may be more difficult to achieve the intended benefits of the Offer and could further disrupt our plans and operations.
IF GOODWILL OR OTHER INTANGIBLE ASSETS THAT MYLAN RECORDS IN CONNECTION WITH THE OFFER AND A COMPULSORY ACQUISITION BECOME IMPAIRED, MYLAN COULD HAVE TO TAKE SIGNIFICANT CHARGES AGAINST EARNINGS.
In connection with the accounting for the Offer and a compulsory acquisition, Mylan expects to record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, Mylan must assess, at least annually, whether the value of goodwill and indefinite-lived intangible assets has been impaired. Amortizing intangible assets will also be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, shareholder’s equity, and/or share price.

WHILE MYLAN CURRENTLY EXPECTS THE OFFER TO BE IMMEDIATELY ACCRETIVE TO ITS ADJUSTED ANNUAL EARNINGS PER SHARE FOLLOWING ITS COMPLETION, A DECREASE OR DELAY IN THE EXPECTED ACCRETIVE EFFECT OF THE OFFER TO MYLAN’S ANNUAL ADJUSTED EARNINGS PER SHARE MAY NEGATIVELY AFFECT THE MARKET PRICE OF MYLAN ORDINARY SHARES.
Mylan currently expects the Offer to be accretive to its adjusted annual earnings per share immediately upon the completion of the Offer. This is based on certain assumptions and may change materially. Mylan could also encounter additional costs or other factors such as the failure to realize some or all of the benefits anticipated in the Offer or the difficulty of managing a larger company. Any of these factors could cause dilution to the earnings per share of the combined business, decrease or delay any potential accretive effect of the Offer, and/or have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows, and/or share price.
MYLAN WILL INCUR SIGNIFICANT TRANSACTION-RELATED COSTS IN CONNECTION WITH THE OFFER.
Mylan will incur significant transaction costs relating to the Offer, including legal, accounting, financial advisory, regulatory, and other expenses, which could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows and/or share price. Many of these expenses are payable by Mylan whether or not the Offer is completed. Most of these expenses will be comprised of transaction costs related to the Offer and the 2016 Bridge Credit Agreement. Mylan will also incur transaction fees and costs related to formulating integration plans. These fees and costs may be higher or lower than estimated. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses.
Although Mylan expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Mylan to offset incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Transaction-related costs could have a material adverse effect on Mylan’s business, financial condition, results of operation, cash flows and/or share price.
DISRUPTION IN THE FINANCIAL MARKETS COULD AFFECT MYLAN’S ABILITY TO REFINANCE THE BORROWINGS UNDER THE 2016 BRIDGE CREDIT AGREEMENT ON FAVORABLE TERMS, OR AT ALL.
If and to the extent drawn, the borrowings under the 2016 Bridge Credit Agreement must be repaid within 364 days of the funding date. Mylan anticipates refinancing, or obtaining alternative financing to repay, the borrowings under the 2016 Bridge Credit Agreement. Disruptions in the commercial credit markets or uncertainty in the United States, European Union or elsewhere could result in a tightening of financial markets. As a result of financial market turmoil or other economic, financial or commercial factors, Mylan may not be able to obtain alternate financing in order to repay or refinance on favorable terms (or at all) the borrowings under the 2016 Bridge Credit Agreement. The failure to so repay or refinance such indebtedness when due could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows and/or share price.
If Mylan is unable to successfully obtain alternative financing or refinance the borrowings under the 2016 Bridge Credit Agreement on favorable terms and conditions (including, but not limited to, pricing and other fee payments), this could result in additional costs to Mylan. If Mylan is unable to obtain alternate financing or refinance at all, the outstanding amounts under the 2016 Bridge Credit Agreement must be repaid within 364 days after the funding date.
MYLAN WILL INCUR A SUBSTANTIAL AMOUNT OF INDEBTEDNESS TO ACQUIRE THE MEDA SHARES PURSUANT TO THE OFFER AND A COMPULSORY ACQUISITION.
In connection with the Offer, Mylan obtained the 2016 Bridge Credit Agreement, which provides for loans of up to $6 billion to fund the cash portion of the consideration for the Offer and a compulsory acquisition, if applicable, and pay related transaction expenses. Mylan cannot guarantee that it will be able to generate sufficient cash flow to make all of the principal and interest payments under this indebtedness when such payments are due or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to so repay or refinance such indebtedness when due could have a material adverse effect on Mylan’s business, financial condition, results of operations, cash flows and/or share price.
MYLAN WILL HAVE SIGNIFICANT ADDITIONAL INDEBTEDNESS WHICH COULD ADVERSELY AFFECT MYLAN’S FINANCIAL CONDITION, PREVENT MYLAN FROM FULFILLING ITS OBLIGATIONS WITH RESPECT TO SUCH INDEBTEDNESS AND IMPOSE OTHER FINANCIAL AND OPERATING RESTRICTIONS ON MYLAN. ANY REFINANCING OF THIS DEBT COULD BEAR SIGNIFICANTLY HIGHER INTEREST RATES.

Mylan’s increased indebtedness following the completion of the Offer and, if applicable, a compulsory acquisition could have adverse consequences, including but not limited to:

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
In addition, although the combined company is expected to maintain an investment grade credit rating, Mylan’s increased indebtedness following the completion of the Offer and, if applicable, a compulsory acquisition could result in a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries. A downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.
The terms of Mylan’s indebtedness today impose, and any additional indebtedness we incur in the future, may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates and restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, certain of our credit facilities and the Receivables Facility, as well as certain agreements governing Meda’s indebtedness, require the respective company to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.
LOSS OF KEY PERSONNEL COULD LEAD TO LOSS OF CUSTOMERS, BUSINESS DISRUPTION, AND A DECLINE IN REVENUES, ADVERSELY AFFECT THE PROGRESS OF PIPELINE PRODUCTS, OR OTHERWISE ADVERSELY AFFECT THE OPERATIONS OF MYLAN.
Mylan’s success after the completion of the Offer will depend in part upon its ability to retain key employees of Mylan and Meda. Prior to and following the completion of the Offer, employees of Mylan and Meda might experience uncertainty about their future roles with Mylan following the completion of the Offer, which might adversely affect Mylan’s ability to retain key managers and other employees of both companies. Competition for qualified personnel in the pharmaceutical industry is very intense. Mylan may lose key personnel or may be unable to attract, retain, and motivate qualified individuals or the associated costs to Mylan may increase significantly, which could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or share price of Mylan.
THE VALUE OF THE SHARE PORTION OF THE OFFER CONSIDERATION IS DEPENDENT ON THE MARKET PRICE OF MYLAN ORDINARY SHARES. BECAUSE THE MARKET PRICE OF MYLAN ORDINARY SHARES AND THE EXCHANGE RATE BETWEEN USD AND SEK MAY FLUCTUATE, THE MARKET VALUE OF THE MYLAN ORDINARY SHARES THAT WILL BE ISSUED IN CONNECTION WITH THE OFFER MAY FLUCTUATE.
Unless Mylan adjusts the Offer consideration in the event the share cap associated with the Offer is exceeded, each Meda shareholder who tenders into the Offer will receive, in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share; and in respect of the remaining 20% of the number of Meda shares tendered by such shareholder,

(i) if the volume-weighted average sale price per Mylan ordinary share on the NASDAQ Global Select Stock Market for the 20 consecutive trading days ending on and including the second trading day prior to the Offer being declared unconditional (the “Offeror Average Closing Price”) is greater than $50.74, a number of Mylan ordinary shares per Meda share equal to 165kr divided by the Offeror Average Closing Price as converted from USD to SEK at a SEK/USD exchange rate of 8.4158 (the “Announcement Exchange Rate”);
(ii) if the Offeror Average Closing Price is greater than $30.78 and less than or equal to $50.74, 0.386 Mylan ordinary shares per Meda share; or
(iii) if the Offeror Average Closing Price is less than or equal to $30.78, a number of Mylan ordinary shares per Meda share equal to 100kr divided by the Offeror Average Closing Price as converted from USD to SEK at the Announcement Exchange Rate.
Because there is a fixed exchange ratio of 0.386 Mylan ordinary shares per Meda share when the Offeror Average Closing Price is greater than $30.78 and less than or equal to $50.74, Meda shareholders will bear the risk of declines in the market price of Mylan ordinary shares that cause the Offeror Average Closing Price to fluctuate within that range.
The Offeror Average Closing Price could vary significantly from the market value of Mylan ordinary shares as of the date of this report or as of the dates on which Meda shareholders tender their shares, which could result in the value of the share portion of the Offer consideration being lower than it would have been as of such dates. In addition, the value of the share portion of the Offer consideration will never exceed 33kr in Mylan ordinary shares per Meda share (based on the Offeror Average Closing Price converted from USD to SEK at the Announcement Exchange Rate).
Until Mylan declares the Offer unconditional, which will not occur until such time as the conditions to the Offer, including the condition that holders of more than 90% of the outstanding Meda shares tender their shares into the Offer, have either been satisfied or waived, the Offeror Average Closing Price cannot be calculated. As a result, Meda shareholders may be uncertain of the value of the share portion of the Offer consideration when they make the decision to tender their shares. Similarly, Mylan will not announce whether it is electing to adjust the Offer consideration in the event the share cap associated with the Offer is exceeded until it declares the Offer unconditional, so Meda shareholders may be uncertain of the allocation of the Offer consideration between cash and Mylan ordinary shares when they make the decision to tender their shares.
The terms of the Offer do not provide for an adjustment mechanism in the case of any increases or decreases in the price of Mylan ordinary shares or Meda shares after the Offeror Average Closing Price is publicly announced, including with respect to Meda shares that are tendered during any subsequent acceptance period. While settlement for the initial acceptance period is expected to take place within five business days after the date that the Offer is declared unconditional, the market value of the Mylan ordinary shares that tendering Meda shareholders will receive in the Offer could still vary significantly from the Offeror Average Closing Price.
The number of Mylan ordinary shares that will be issued as the share portion of the Offer consideration is based upon the Announcement Exchange Rate. Fluctuations in the exchange rate between USD and SEK may further affect the value in SEK of the Mylan ordinary shares that are issued in connection with the Offer. There will be no adjustment to the Offer consideration based on fluctuations in currency rates from the Announcement Exchange Rate. Accordingly, if the value of SEK falls relative to USD, the Offer consideration will consist of a lower value in SEK terms to Meda shareholders, which could cause the total Offer consideration to fall below 152kr at prevailing SEK/USD exchange rates.
THE OFFER MAY NOT BE COMPLETED ON THE TERMS OR TIMELINE CURRENTLY CONTEMPLATED, OR AT ALL.
Mylan’s obligation to complete the Offer is subject to the satisfaction or waiver of a number of customary closing conditions, including (i) holders of more than 90% of the outstanding Meda shares tendering their shares into the Offer and (ii) receipt of all necessary regulatory, governmental or similar clearances, approvals and decisions, including from competition authorities.
Since the fulfillment of these conditions is beyond Mylan’s control, there are no guarantees as to when the Offer will be completed, or that it will be completed at all. Uncertainty in the financial markets regarding if or when the Offer will be completed may negatively affect the price of Mylan ordinary shares and/or Meda shares. In addition, to grant such clearances, approvals, and decisions, competition authorities may impose requirements, limitations, or costs on the conduct of Mylan’s businesses or require divestitures after completion of the Offer that could delay the completion of the Offer or may reduce the anticipated benefits of the Offer.
If the proposed acquisition of Meda is not completed for any reason, Mylan and/or Meda would be subject to a number of risks, including, among others:

•	incurring substantial expenses and costs, including legal, accounting, financing, and advisory fees, that Mylan and/or Meda would be unable to recover; and

•	negative reactions from the financial markets or from Mylan’s and/or Meda’s respective customers, vendors, and employees.
Any of these factors could have a material adverse effect on Mylan’s or Meda’s respective business, financial condition, results of operations, cash flows, and/or share price.
THE MARKET FOR MYLAN ORDINARY SHARES MAY BE ADVERSELY AFFECTED BY THE ISSUANCE OF MYLAN ORDINARY SHARES PURSUANT TO THE OFFER.
In connection with the completion of the Offer, Mylan expects to issue approximately 28.2 million Mylan ordinary shares in connection with the Offer. The issuance of these new Mylan ordinary shares could have the effect of depressing the market price for Mylan ordinary shares.
Other than the Mylan ordinary shares held by Stena Sessen Rederi AB (“Stena”) and Fidim S.r.l. (“Fidim”) subject to certain selling restrictions pursuant to the shareholder agreements entered into between Mylan and each of Stena and Fidim, the new Mylan ordinary shares to be issued in connection with the Offer will be freely tradable upon completion of the Offer. The issuance of Mylan ordinary shares to Meda shareholders who may not have the ability or wish to hold such shares, may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Mylan ordinary shares.
THE BUSINESS RELATIONSHIPS OF MYLAN AND MEDA, INCLUDING CUSTOMER RELATIONSHIPS, MAY BE SUBJECT TO DISRUPTION DUE TO UNCERTAINTY ASSOCIATED WITH THE OFFER.
Parties with which Mylan and Meda currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Offer, including with respect to current or future business relationships with Mylan, Meda or the combined company. As a result, the business relationships of Mylan and Meda may be subject to disruptions if customers, suppliers, or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Mylan or Meda. For example, certain customers and collaborators may have contractual consent rights or termination rights that may be triggered by a change of control or assignment of the rights and obligations of contracts that will be transferred in the Offer. These disruptions could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or share price of Mylan or the combined company or a material adverse effect on the business, financial condition, results of operations, and/or cash flows of Meda. The effect of such disruptions could be exacerbated by a delay in the completion of the Offer.
IF COUNTERPARTIES TO CERTAIN AGREEMENTS WITH MEDA, INCLUDING CERTAIN DEBT AGREEMENTS, DO NOT CONSENT, CHANGE OF CONTROL RIGHTS UNDER THOSE AGREEMENTS MAY BE TRIGGERED AS A RESULT OF THE OFFER, WHICH COULD CAUSE THE COMBINED COMPANY TO LOSE THE BENEFIT OF SUCH AGREEMENTS AND INCUR MATERIAL LIABILITIES OR REPLACEMENT COSTS.
Meda is party to agreements that contain change-of-control, or certain other provisions that will be triggered as a result of the Offer and/or the completion of the Offer. If the counterparties to these agreements do not consent to the proposed acquisition of Meda by Mylan, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in Meda incurring liabilities as a consequence of breaching such agreements, or causing the combined company to lose the benefit of such agreements or incur costs in seeking replacement agreements.
Meda has certain debt obligations that contain change-of-control, or certain other provisions, that will be triggered as a result of the Offer and/or the completion of the Offer. If these provisions are triggered, the debt obligations may have to be repurchased, refinanced or otherwise settled. There can be no assurance that sufficient funds will be available to repurchase any outstanding debt obligations or that Mylan will be able to refinance or otherwise settle such debt obligations on favorable terms, if at all, which could have a material adverse effect on Mylan’s business, financial condition, results of operation, cash flows and/or share price.
THE OFFER, IF SUCCESSFUL, WILL TRIGGER PROVISIONS CONTAINED IN CERTAIN OF MEDA’S EMPLOYEE BENEFIT PLANS OR AGREEMENTS THAT WILL REQUIRE MYLAN TO MAKE CHANGE IN CONTROL PAYMENTS.
Certain of Meda’s employee benefit plans and agreements contain provisions providing for compensation to be paid to, or received by, certain Meda employees in connection with a change in control. If successful, the Offer would constitute a change in control of Meda, thereby giving rise to change in control payments, which could have a material adverse effect on Mylan’s business, financial condition, results of operation, cash flows and/or share price.

ITEM 6. EXHIBITS
2.1
Irrevocable Undertaking dated February 10, 2016, between Mylan N.V. and Stena Sessan Rederi AB, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.

2.2
Irrevocable Undertaking dated February 10, 2016, between Mylan N.V. and Fidim S.r.l., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.

2.3
Shareholder Agreement dated February 10, 2016, between Mylan N.V. and Stena Sessan Rederi AB, filed as Exhibit 2.3 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.^

2.4
Shareholder Agreement dated February 10, 2016, between Mylan N.V. and Fidim S.r.l., filed as Exhibit 2.4 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.^

10.1
Amended and Restated Executive Employment Agreement, dated January 8, 2016 and effective January 1, 2016, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.2
Bridge Credit Agreement dated as of February 10, 2016, among Mylan N.V., as borrower, Mylan Inc., as a guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.

10.3
Amendment No. 3, dated as of February 22, 2016, to the Revolving Credit Agreement among Mylan Inc., Mylan N.V., the lenders and issuing banks party thereto and Bank of America, N.A., as Administrative Agent, dated as of December 19, 2014, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 26, 2016, and incorporated herein by reference.

10.4
Amendment No. 3, dated as of February 22, 2016, to the Term Credit Agreement among Mylan Inc., Mylan N.V., the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of December 19, 2014, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on February 26, 2016, and incorporated herein by reference.

10.5
Amendment No. 2, dated as of February 22, 2016, to the Term Credit Agreement among Mylan Inc., Mylan N.V., the lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of July 15, 2015, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on February 26, 2016, and incorporated herein by reference.

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
May 3, 2016

/s/ Paul B. Campbell
Paul B. Campbell
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
May 3, 2016

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