Form 10-Q
period 2016-06-30
Mylan N.V.
filed 2016-08-09
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 5, 2016, there were 534,911,497 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2016

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Net sales	$2,539.9	$2,357.0	$4,716.0	$4,211.6
Other revenues	20.8	14.7	36.0	31.8
Total revenues	2,560.7	2,371.7	4,752.0	4,243.4
Cost of sales	1,389.0	1,363.6	2,673.3	2,405.2
Gross profit	1,171.7	1,008.1	2,078.7	1,838.2
Operating expenses:
Research and development	179.5	168.2	433.1	338.1
Selling, general and administrative	581.4	564.2	1,130.7	1,047.4
Litigation settlements, net	(0.1)	(0.9)	(1.6)	16.8
Total operating expenses	760.8	731.5	1,562.2	1,402.3
Earnings from operations	410.9	276.6	516.5	435.9
Interest expense	90.3	93.9	160.6	173.4
Other expense, net	117.5	2.0	133.8	20.5
Earnings before income taxes and noncontrolling interest	203.1	180.7	222.1	242.0
Income tax provision	34.7	12.8	39.8	17.5
Net earnings	168.4	167.9	182.3	224.5
Net earnings attributable to the noncontrolling interest	—	(0.1)	—	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$168.4	$167.8	$182.3	$224.4
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.33	$0.34	$0.37	$0.49
Diluted	$0.33	$0.32	$0.36	$0.46
Weighted average ordinary shares outstanding:
Basic	504.4	490.1	497.1	454.0
Diluted	509.7	521.9	509.6	482.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net earnings	$168.4	$167.9	$182.3	$224.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(147.1)	224.3	354.9	(378.3)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.1)	3.8	(0.4)	3.9
Net unrecognized gain (loss) on derivatives	3.4	51.3	(45.7)	16.8
Net unrealized gain (loss) on marketable securities	6.6	(0.3)	11.0	(0.2)
Other comprehensive (loss) earnings, before tax	(137.2)	279.1	319.8	(357.8)
Income tax provision (benefit)	3.6	19.8	(13.2)	6.8
Other comprehensive (loss) earnings, net of tax	(140.8)	259.3	333.0	(364.6)
Comprehensive earnings (loss)	27.6	427.2	515.3	(140.1)
Comprehensive earnings attributable to the noncontrolling interest	—	(0.1)	—	(0.1)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$27.6	$427.1	$515.3	$(140.2)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Assets
Current assets:
Cash and cash equivalents	$6,361.9	$1,236.0
Accounts receivable, net	2,917.4	2,689.1
Inventories	2,191.3	1,951.0
Prepaid expenses and other current assets	716.1	596.6
Total current assets	12,186.7	6,472.7
Property, plant and equipment, net	2,057.6	1,983.9
Intangible assets, net	7,716.5	7,221.9
Goodwill	5,830.2	5,380.1
Deferred income tax benefit	326.3	457.6
Other assets	719.0	751.5
Total assets	$28,836.3	$22,267.7

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,017.6	$1,109.6
Short-term borrowings	55.9	1.3
Income taxes payable	121.4	92.4
Current portion of long-term debt and other long-term obligations	654.7	1,077.0
Other current liabilities	1,925.0	1,841.9
Total current liabilities	3,774.6	4,122.2
Long-term debt	12,772.8	6,295.6
Deferred income tax liability	682.5	718.1
Other long-term obligations	1,275.1	1,366.0
Total liabilities	18,505.0	12,501.9
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 509,731,928 and 491,928,095 as of June 30, 2016 and December 31, 2015	5.7	5.5
Additional paid-in capital	7,178.6	7,128.6
Retained earnings	4,644.4	4,462.1
Accumulated other comprehensive loss	(1,431.3)	(1,764.3)
	10,397.4	9,831.9
Noncontrolling interest	1.4	1.4
Less: Treasury stock — at cost
Shares: 1,311,193 as of June 30, 2016 and December 31, 2015	67.5	67.5
Total equity	10,331.3	9,765.8
Total liabilities and equity	$28,836.3	$22,267.7

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$182.3	$224.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	600.5	433.7
Share-based compensation expense	51.9	50.3
Deferred income tax benefit	(92.1)	(76.3)
Loss from equity method investments	55.8	49.7
Other non-cash items	85.5	142.9
Litigation settlements, net	2.4	16.8
Write off of financing fees	35.8	—
Unrealized losses on acquisition-related foreign currency derivatives	84.2	—
Changes in operating assets and liabilities:
Accounts receivable	(100.6)	(134.1)
Inventories	(235.5)	(231.4)
Trade accounts payable	(137.6)	77.4
Income taxes	18.7	(151.0)
Other operating assets and liabilities, net	(54.2)	(20.8)
Net cash provided by operating activities	497.1	381.7
Cash flows from investing activities:
Capital expenditures	(121.0)	(122.0)
Change in restricted cash	(50.6)	(11.2)
Purchase of marketable securities	(17.3)	(51.6)
Proceeds from sale of marketable securities	10.9	21.6
Cash paid for acquisitions, net	(943.3)	—
Payments for product rights and other, net	(180.0)	(104.6)
Net cash used in investing activities	(1,301.3)	(267.8)
Cash flows from financing activities:
Payments of financing fees	(92.3)	(83.6)
Change in short-term borrowings, net	54.7	105.6
Proceeds from convertible note hedge	—	667.9
Proceeds from issuance of long-term debt	6,478.8	305.0
Payments of long-term debt	(500.0)	(973.6)
Proceeds from exercise of stock options	6.8	86.4
Taxes paid related to net share settlement of equity awards	(12.7)	(31.7)
Contingent consideration payments	(15.5)	—
Acquisition of noncontrolling interest	(0.2)	(10.6)
Other items, net	0.8	48.0
Net cash provided by financing activities	5,920.4	113.4
Effect on cash of changes in exchange rates	9.7	(13.1)
Net increase in cash and cash equivalents	5,125.9	214.2
Cash and cash equivalents — beginning of period	1,236.0	225.5
Cash and cash equivalents — end of period	$6,361.9	$439.7
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$—	$6,305.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2016. Such allowances were $1.79 billion and $1.84 billion at June 30, 2016 and December 31, 2015, respectively. Other current liabilities include $726.5 million and $681.8 million at June 30, 2016 and December 31, 2015, respectively, for certain sales allowances and other adjustments that are paid to customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $895.4 million and $914.2 million of securitized accounts receivable at June 30, 2016 and December 31, 2015, respectively.

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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” updated with “ASU 2015-14”, “ASU 2016-08”, “ASU 2016-10” and “ASU 2016-12”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

4.	Acquisitions and Other Transactions
Renaissance Topicals Business
On June 15, 2016, the Company completed the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC (“Renaissance”) for approximately $1.0 billion in cash at closing, including amounts deposited into escrow for potential contingent payments, subject to customary adjustments. The Topicals Business provides the Company with a complementary portfolio of approximately 25 products, an active pipeline of approximately 25 products, and an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business also provides an integrated manufacturing and development platform. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $972.7 million, which includes estimated contingent consideration of approximately $16 million related to the potential $50 million payment contingent on the achievement of certain 2016 financial targets. The $50 million contingent payment has been paid into escrow. The preliminary allocation of the $972.7 million purchase price to the assets acquired and liabilities assumed for the Topicals Business is as follows:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)
Current assets (excluding inventories)	$68.8
Inventories	74.2
Property, plant and equipment	54.8
Identified intangible assets	467.0
In-process research and development	275.0
Goodwill	307.3
Other assets	0.9
Total assets acquired	1,248.0
Current liabilities	(65.0)
Deferred tax liabilities	(203.6)
Other noncurrent liabilities	(6.7)
Net assets acquired	$972.7
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the finalization of the valuation of intangible assets, the finalization of the working capital adjustment and income taxes.
The acquisition of the Topicals Business broadened the Company’s dermatological portfolio. The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $275.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $65 million, which is expected to be incurred through 2018. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
The identified intangible assets of $467.0 million are comprised of $454.0 million of product rights and licenses that have a weighted average useful life 14 years and $13.0 million of contract manufacturing agreements that have a weighted average useful life of five years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP.
The goodwill of $307.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Generics segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $2.7 million were incurred during the six months ended June 30, 2016 related to this transaction, which were recorded as a component of selling, general and administrative expense (“SG&A”) in the Condensed Consolidated Statements of Operations. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and six month periods ended June 30, 2016 and 2015.
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”), with an enterprise value, including the net debt of Meda, of approximately Swedish kronor (“SEK” or “kr”) 83.6 billion (based on a SEK/USD exchange rate of 8.4158) or $9.9 billion at announcement. On August 2, 2016, the Company announced that the Offer was accepted by Meda shareholders holding an aggregate of approximately 343 million shares, representing approximately 94% of the total number of outstanding Meda shares, as of July 29, 2016, and the Company declared the Offer unconditional. On August 5, 2016, settlement occurred with respect to the Meda shares duly tendered by July 29, 2016 and, as a result, Meda is now a controlled subsidiary of the Company. Pursuant to the terms of the Offer, each Meda shareholder that duly tendered Meda shares into the Offer received at settlement (1) in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share, and (2) in respect of the remaining 20% of the number of Meda shares tendered by such shareholder, 0.386 of the Company’s ordinary shares per Meda share (subject to treatment of fractional shares as described in the offer document published on June 16, 2016). The Company has initiated compulsory acquisition proceedings for the remaining shares in Meda in accordance with the Swedish Companies Act and has acted to have the Meda shares delisted from Nasdaq Stockholm.
Total consideration for the Meda shares acquired on August 5, 2016 was approximately $6.6 billion, which includes cash consideration of approximately $5.3 billion and the issuance of approximately 26.4 million Mylan N.V. ordinary shares. In accordance with U.S. GAAP, the Company will use the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction will be recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $146.8 million were incurred during the six months ended June 30, 2016, respectively, related to this transaction which were recorded as components of SG&A, interest expense and other expense, net in the Condensed Consolidated Statements of Operations. These costs include approximately $84.2 million of unrealized mark-to-market losses on non-designated foreign currency forward and option contracts entered into in order to economically hedge the SEK purchase price of the Offer (explained further in Note 11 Financial Instruments and Risk Management) and approximately $45.2 million of financing fees related to the terminated 2016 Bridge Credit Agreement (explained further in Note 12 Debt).
Due to the limited time since the acquisition date and limitations on access to Meda’s financial information prior to the acquisition date, the initial accounting for the business combination was incomplete at August 9, 2016. As a result, the Company was unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the acquisition, including information related to contingencies and goodwill. Also, because the initial accounting for the acquisition is incomplete, the Company was unable to provide the supplemental pro forma revenue and earnings of the combined entity. The Company will include such information in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
Jai Pharma Limited
On November 20, 2015, the Company completed the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), which was a specialty women’s healthcare company with global leadership in generic oral contraceptive products, through its wholly owned subsidiary Mylan Laboratories Limited for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration of a product under development by Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that is contingent upon at least one of two former principal shareholders of Jai Pharma Limited continuing to provide consulting services to Jai Pharma Limited for the two year post-closing period, which amount is being treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment. During the six months ended June 30, 2016, adjustments were made to the preliminary purchase price allocation recorded at November 20, 2015. The adjustments recorded in respect of goodwill, current liabilities and deferred tax liabilities are reflected in the “measurement period adjustments” column of the table below. As of June 30, 2016, the preliminary allocation of the $711.1 million purchase price to the assets acquired and liabilities assumed for Jai Pharma Limited is as follows:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Preliminary Purchase Price Allocation as of November 20, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of June 30, 2016 (as adjusted)
Current assets (excluding inventories)	$25.7	$—	$25.7
Inventories	4.9	—	4.9
Property, plant and equipment	17.2	—	17.2
Identified intangible assets	437.0	—	437.0
In-process research and development	98.0	—	98.0
Goodwill	317.2	8.1	325.3
Other assets	0.7	—	0.7
Total assets acquired	900.7	8.1	908.8
Current liabilities	(9.1)	(1.9)	(11.0)
Deferred tax liabilities	(180.5)	(6.2)	(186.7)
Net assets acquired	$711.1	$—	$711.1
____________

(a)	As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

(b)
The measurement period adjustments were recorded in the first quarter of 2016 and are related to the recognition of certain goodwill, current liabilities and adjustments to deferred tax liabilities to reflect facts and circumstances that existed as of the acquisition date.

The goodwill of $325.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Generics segment. None of the goodwill recognized is currently expected to be deductible for income tax purposes. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the finalization of the working capital adjustment and income taxes. On a pro forma basis, the acquisition did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2015.
EPD Business
On February 27, 2015 (the “EPD Transaction Closing Date”), the Company completed the acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”) in an all-stock transaction. Mylan N.V.’s purchase price for the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ Global Select Stock Market (the “NASDAQ”).
The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The revenues of the acquired EPD Business for the period from the acquisition date to June 30, 2015 were $549.5 million and the net loss, net of tax, was $81.6 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended	Six Months Ended
(Unaudited, in millions, except per share amounts)	June 30, 2015
Total revenues	$2,371.6	$4,490.3
Net earnings attributable to Mylan N.V. ordinary shareholders	$216.2	$293.1
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$0.44	$0.60
Diluted	$0.41	$0.56
Weighted average ordinary shares outstanding:
Basic	490.1	490.7
Diluted	521.9	519.5
Other Transactions
During the second quarter of 2016, the Company entered into an agreement to acquire a marketed pharmaceutical product for an upfront payment of approximately $57.9 million, which is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The Company accounted for this transaction as an asset acquisition and will amortize the product right over a weighted useful life of five years.
On January 8, 2016, the Company entered into an agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). As part of the agreement, Mylan made an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits related to the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
In accordance with ASC 730, Research and Development, the Company is accounting for the contingent milestone payments as non-refundable advance payments for services to be used in future research and development (“R&D”) activities, which are required to be capitalized until the related services have been performed. More specifically, as costs are incurred within the scope of the collaboration, the Company will record its share of the costs as R&D expense. In addition to the upfront cash payment, during the three and six months ended June 30, 2016 the Company incurred approximately $9.4 million and $13.3 million, respectively, of R&D expense related to this collaboration. To the extent the contingent milestone payments made by the Company exceed the liability incurred, a prepaid asset will be reflected on the Company’s Condensed Consolidated Balance Sheet. To the extent the contingent milestone payments made by the Company are less than the expense incurred, the difference between the payment and the expense will be recorded as a liability on the Company’s Condensed Consolidated Balance Sheet.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2015	7,732,499	$31.85
Granted	710,409	46.29
Exercised	(295,018)	23.32
Forfeited	(99,059)	50.91
Outstanding at June 30, 2016	8,048,831	$33.21
Vested and expected to vest at June 30, 2016	7,720,804	$32.58
Exercisable at June 30, 2016	5,770,143	$27.19
As of June 30, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 6.2 years, 6.1 years and 5.2 years, respectively. Also, at June 30, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $103.9 million, $103.5 million and $101.5 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance restricted stock units and restricted ordinary shares (collectively, “restricted stock awards”), as of June 30, 2016 and the changes during the six months ended June 30, 2016 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2015	4,474,436	$40.70
Granted	2,619,678	45.12
Released	(1,067,077)	42.52
Forfeited	(230,715)	41.37
Nonvested at June 30, 2016	5,796,322	$42.47
As of June 30, 2016, the Company had $179.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.6 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2016 and 2015 was $44.4 million and $241.9 million, respectively.

6.	Pensions and Other Postretirement Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. The Company maintains an historic small fully frozen defined benefit pension plan in the U.S., and employees in the U.S. and Puerto Rico are provided retirement benefits through defined contribution plans. As a result of the EPD Transaction during 2015 and the acquisition of Meda, the Company acquired several additional funded and unfunded defined benefit pension plans both in and outside the U.S.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Service cost	$3.9	$2.8	$7.8	$5.6
Interest cost	1.5	1.2	3.0	2.4
Expected return on plan assets	(2.0)	(1.4)	(4.0)	(2.8)
Plan curtailment, settlement and termination	—	0.3	—	0.6
Amortization of prior service costs	0.1	0.1	0.2	0.2
Recognized net actuarial losses	0.2	0.3	0.4	0.6
Net periodic benefit cost	$3.7	$3.3	$7.4	$6.6
The Company is not required to make any mandatory contributions to its U.S. defined benefit pension plan in 2016. However, the Company expects to make total benefit payments of approximately $11.7 million and contributions to pension and other postretirement benefit plans of approximately $14.2 million in 2016.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	June 30, 2016	December 31, 2015
Inventories:
Raw materials	$688.7	$592.4
Work in process	435.2	387.0
Finished goods	1,067.4	971.6
	$2,191.3	$1,951.0

Property, plant and equipment:
Land and improvements	$134.8	$124.5
Buildings and improvements	997.2	950.6
Machinery and equipment	2,077.7	1,928.4
Construction in progress	274.8	290.5
	3,484.5	3,294.0
Less accumulated depreciation	1,426.9	1,310.1
	$2,057.6	$1,983.9

Other current liabilities:
Legal and professional accruals, including litigation accruals	$119.3	$122.6
Payroll and employee benefit plan accruals	317.4	367.9
Accrued sales allowances	726.5	681.8
Accrued interest	38.1	25.1
Fair value of financial instruments	97.4	19.8
Other	626.3	624.7
	$1,925.0	$1,841.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent consideration included in other current liabilities totaled $37.5 million and $35.0 million at June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, the Company recorded contingent consideration of $16 million in other current liabilities related to the acquisition of the Topicals Business and made $15.5 million of contingent consideration payments. Contingent consideration included in other long-term obligations was $513.2 million and $491.4 million at June 30, 2016 and December 31, 2015, respectively. Included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets was $156.1 million and $106.6 million of restricted cash at June 30, 2016 and December 31, 2015, respectively. During the second quarter of 2016, the Company recorded restricted cash of approximately $50 million related to amounts deposited in escrow, for potential contingent consideration payments related to the acquisition of the Topicals Business. An additional $100 million of restricted cash was classified in other long-term assets at June 30, 2016 and December 31, 2015, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the acquisition of Agila Specialties Private Limited (“Agila”), which the Company acquired in 2013 from Strides Arcolab Limited (“Strides Arcolab”).

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), whose activities qualify for income tax credits under Section 45 of the Internal Revenue Code, as amended. The carrying value of the clean energy investments totaled $352.7 million and $379.3 million at June 30, 2016 and December 31, 2015, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these clean energy investments totaled $391.2 million and $419.3 million at June 30, 2016 and December 31, 2015, respectively. Of these liabilities, $327.7 million and $357.0 million are included in other long-term obligations in the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively. The remaining $63.5 million and $62.3 million are included in other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively.
In addition, the Company holds a 50% interest in Sagent Agila LLC (“Sagent Agila”), which is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The carrying value of the investment in Sagent Agila included in other assets totaled $86.0 million and $96.2 million at June 30, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Total revenues	$104.2	$132.8	$248.2	$286.5
Gross (loss) profit	(0.5)	(0.7)	(0.8)	(0.5)
Operating and non-operating expense	4.3	5.7	10.0	11.8
Net loss	$(4.8)	$(6.4)	$(10.8)	$(12.3)
The Company’s net losses from the six equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment to the underlying assets of each individual investee. For the three months ended June 30, 2016 and 2015, the Company’s share of the net loss of the equity method investments was $24.9 million and $25.0 million, respectively. For the six months ended June 30, 2016 and 2015, the Company’s share of the net loss of the equity method investments was $55.8 million and $49.7 million, respectively, which was recognized as a component of other expense, net. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company could settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there were approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants that had an exercise price of $30.00. The remaining warrants had an exercise price of $20.00. The warrants met the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments were determined to be indexed to the Company’s own ordinary shares and met the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants were recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. On April 15, 2016, in connection with the expiration and settlement of the warrants, the Company issued approximately 17.0 million Mylan N.V. ordinary shares. The impact of the issuance of these ordinary shares is included in the calculation of basic earnings per share. For the three and six months ended June 30, 2016, 14.0 million and 7.0 million ordinary shares, respectively, issued to settle the warrants were included in the calculation of basic earnings per ordinary share. The dilutive impact of the warrants, prior to settlement, is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the three and six months ended June 30, 2016, 2.8 million and 9.8 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share. For the three and six months ended June 30, 2015, 25.1 million and 23.0 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$168.4	$167.8	$182.3	$224.4
Shares (denominator):
Weighted average ordinary shares outstanding	504.4	490.1	497.1	454.0
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.33	$0.34	$0.37	$0.49

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$168.4	$167.8	$182.3	$224.4
Shares (denominator):
Weighted average ordinary shares outstanding	504.4	490.1	497.1	454.0
Share-based awards and warrants	5.3	31.8	12.5	28.8
Total dilutive shares outstanding	509.7	521.9	509.6	482.8
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.33	$0.32	$0.36	$0.46
Additional stock awards and restricted stock awards were outstanding during the periods ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2016 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded and anti-dilutive awards represented 7.1 million shares and 6.8 million shares for the three and six months ended June 30, 2016, respectively, and 3.2 million shares and 3.1 million shares for the three and six months ended June 30, 2015, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2015:
Goodwill	$5,031.0	$734.1	$5,765.1
Accumulated impairment losses	—	(385.0)	(385.0)
	5,031.0	349.1	5,380.1
Acquisitions	307.3	—	307.3
Measurement period adjustments	8.1	—	8.1
Foreign currency translation	134.7	—	134.7
	$5,481.1	$349.1	$5,830.2
Balance at June 30, 2016:
Goodwill	$5,481.1	$734.1	$6,215.2
Accumulated impairment losses	—	(385.0)	(385.0)
	$5,481.1	$349.1	$5,830.2

Intangible assets consist of the following components at June 30, 2016 and December 31, 2015:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2016
Amortized intangible assets:
Product rights and licenses	11	$9,629.0	$3,124.9	$6,504.1
Patents and technologies	20	116.6	106.1	10.5
Other (1)	6	487.3	270.3	217.0
		10,232.9	3,501.3	6,731.6
In-process research and development		984.9	—	984.9
		$11,217.8	$3,501.3	$7,716.5
December 31, 2015
Amortized intangible assets:
Product rights and licenses	11	$8,848.6	$2,652.7	$6,195.9
Patents and technologies	20	116.6	103.8	12.8
Other (1)	6	465.3	189.8	275.5
		9,430.5	2,946.3	6,484.2
In-process research and development		737.7	—	737.7
		$10,168.2	$2,946.3	$7,221.9
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2016 was $246.3 million and $488.6 million, respectively, and $215.0 million and $345.5 million for the three and six months ended June 30, 2015, respectively. Amortization expense is expected to be approximately $512 million for the remainder of 2016 and $872 million, $820 million, $734 million and $631 million for the years ended December 31, 2017 through 2020, respectively, which includes the impact from the acquisition of the Topicals Business and excludes the impact of the Meda Transaction.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the six months ended June 30, 2016, approximately $20.7 million was reclassified from acquired IPR&D to product rights and licenses.

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
In the second quarter of 2016, in order to economically hedge the foreign currency exposure associated with the expected payment of the Swedish krona-denominated cash portion of the purchase price of the Offer, the Company entered into a series of non-designated foreign exchange forward and option contracts with a total notional amount of 43.9kr billion. During the second quarter of 2016, the Company recognized unrealized mark-to-market losses of $84.2 million for the changes in fair value related to these contracts which is included in other expense, net in the Condensed Consolidated Statements of Operations.
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
In September 2015, the Company entered into a series of forward starting swaps to hedge against changes in interest rates related to future debt issuances. These swaps were designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $500 million of notional value swaps with an effective date of June 2016 and an additional $500 million of notional value swaps with an effective date of November 2016. Both sets of swaps had a maturity of 10 years. As discussed further in Note 12 Debt, during the second quarter of 2016, the Company issued $2.25 billion in an aggregate principal amount of 3.950% Senior Notes due 2026 and the Company terminated these swaps. As a result of this termination, the Company recorded losses of $64.9 million in AOCE, which are being amortized over the life of the 3.950% Senior Notes due 2026. In addition, during the second quarter of 2016, approximately $2.1 million of hedge ineffectiveness related to these forward starting swaps was recorded in interest expense on the Condensed Consolidated Statements of Operations.

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
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. Certain derivative instrument contracts entered into by the Company are governed by master agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.
The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$76.2	Prepaid expenses and other current assets	$36.3
Foreign currency forward contracts	Prepaid expenses and other current assets	7.5	Prepaid expenses and other current assets	8.4
Total		$83.7		$44.7

	Liability Derivatives
	June 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$—	Other current liabilities	$10.5
Total		$—		$10.5

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$20.6	Prepaid expenses and other current assets	$20.0
Total		$20.6		$20.0

	Liability Derivatives
	June 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency option and forward contracts	Other current liabilities	$97.4	Other current liabilities	$9.3
Total		$97.4		$9.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Interest rate swaps	Interest expense	$10.3	$(15.9)	$39.9	$4.6
Total		$10.3	$(15.9)	$39.9	$4.6

	Location of Loss (Gain) Recognized in Earnings on Hedged Items	Amount of (Loss) Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
2023 Senior Notes (3.125% coupon)	Interest expense	$(10.3)	$20.5	$(39.9)	$4.6
Total		$(10.3)	$20.5	$(39.9)	$4.6

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Foreign currency forward contracts	$(14.8)	$(14.4)	$(19.2)	$(15.2)
Interest rate swaps	(1.2)	35.7	(37.1)	3.3
Total	$(16.0)	$21.3	$(56.3)	$(11.9)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2016	2015	2016	2015
Foreign currency forward contracts	Net sales	$(12.9)	$(10.6)	$(23.5)	$(22.3)
Interest rate swaps	Interest expense	(5.2)	(0.1)	(4.3)	(0.3)
Total		$(18.1)	$(10.7)	$(27.8)	$(22.6)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2016	2015	2016	2015
Foreign currency forward contracts	Other expense, net	$9.8	$14.8	$17.1	$23.4
Total		$9.8	$14.8	$17.1	$23.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At June 30, 2016, the Company expects that approximately $42.5 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2016	2015	2016	2015
Foreign currency option and forward contracts	Other expense, net	$(46.5)	$7.5	$(61.5)	$7.6
Cash conversion feature of Cash Convertible Notes	Other expense, net	—	291.9	—	164.2
Purchased cash convertible note hedge	Other expense, net	—	(291.9)	—	(164.2)
Total		$(46.5)	$7.5	$(61.5)	$7.6
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$6,132.0	$—	$—	$6,132.0
Total cash equivalents	6,132.0	—	—	6,132.0
Trading securities:
Equity securities — exchange traded funds	27.5	—	—	27.5
Total trading securities	27.5	—	—	27.5
Available-for-sale fixed income investments:
U.S. Treasuries	—	6.5	—	6.5
Corporate bonds	—	16.1	—	16.1
Agency mortgage-backed securities	—	4.8	—	4.8
Asset backed securities	—	1.9	—	1.9
Other	—	1.3	—	1.3
Total available-for-sale fixed income investments	—	30.6	—	30.6
Available-for-sale equity securities:
Marketable securities	36.1	—	—	36.1
Total available-for-sale equity securities	36.1	—	—	36.1
Foreign exchange derivative assets	—	28.1	—	28.1
Interest rate swap derivative assets	—	76.2	—	76.2
Total assets at recurring fair value measurement	$6,195.6	$134.9	$—	$6,330.5
Financial Liabilities
Foreign exchange derivative liabilities	$—	$97.4	$—	$97.4
Contingent consideration	—	—	550.7	550.7
Total liabilities at recurring fair value measurement	$—	$97.4	$550.7	$648.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$923.3	$—	$—	$923.3
Total cash equivalents	923.3	—	—	923.3
Trading securities:
Equity securities — exchange traded funds	22.8	—	—	22.8
Total trading securities	22.8	—	—	22.8
Available-for-sale fixed income investments:
U.S. Treasuries	—	4.7	—	4.7
Corporate bonds	—	15.7	—	15.7
Agency mortgage-backed securities	—	3.9	—	3.9
Asset backed securities	—	2.3	—	2.3
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	28.0	—	28.0
Available-for-sale equity securities:
Marketable securities	26.0	—	—	26.0
Total available-for-sale equity securities	26.0	—	—	26.0
Foreign exchange derivative assets	—	28.4	—	28.4
Interest rate swap derivative assets	—	36.3	—	36.3
Total assets at recurring fair value measurement	$972.1	$92.7	$—	$1,064.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$9.3	$—	$9.3
Interest rate swap derivative liabilities	—	10.5	—	10.5
Contingent consideration	—	—	526.4	526.4
Total liabilities at recurring fair value measurement	$—	$19.8	$526.4	$546.2
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

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices and spot rates at the reporting date. Counterparties to these contracts are highly rated financial institutions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila, the acquisition of Jai Pharma Limited, the acquisition of the Topicals Business and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2016 and December 31, 2015, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 1.5% to 9.8% were utilized in the valuations. For the contingent consideration related to the acquisition of Agila and the acquisition of the Topicals Business, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and six months ended June 30, 2016, accretion of $10.3 million and $20.3 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2015, accretion of $9.6 million and $18.8 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of June 30, 2016 and December 31, 2015, the Company had no short-term borrowings under the Receivables Facility in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	June 30, 2016	December 31, 2015
2015 Term Loans		$1,600.0	$1,600.0
2014 Term Loan		800.0	800.0
2016 Senior Notes (a) *	1.800%	—	500.1
2016 Senior Notes (b) *	1.350%	500.0	499.9
2018 Senior Notes (c) *	2.600%	649.4	649.3
2018 Senior Notes (c) **	3.000%	499.5	499.4
2019 Senior Notes (d) **	2.500%	998.9	—
2019 Senior Notes (e) *	2.550%	499.3	499.2
2020 Senior Notes (f) **	3.750%	499.9	499.8
2021 Senior Notes (g) **	3.150%	2,247.4	—
2023 Senior Notes (e) *	3.125%	825.2	785.2
2023 Senior Notes (h) *	4.200%	498.5	498.4
2026 Senior Notes (i) **	3.950%	2,232.8	—
2043 Senior Notes (j) *	5.400%	497.0	497.0
2046 Senior Notes (k) **	5.250%	999.8	—
Other		4.7	4.3
Deferred financing fees		(78.3)	(38.3)
Total long-term debt, including current portion of long-term debt		13,274.1	7,294.3
Less current portion		501.3	998.7
Total long-term debt		$12,772.8	$6,295.6
____________

(a)	Instrument was due on June 24, 2016, and the Company paid the principal amount of $500.0 million and final interest payment of $4.5 million at that time using available cash on hand.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest. Instrument is due on November 29, 2016 and is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at June 30, 2016.

(c)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.30% plus, in each case, accrued and unpaid interest.

(d)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

(e)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest.

(f)
Instrument is callable by the Company at any time prior to the date that is one month prior to the instrument’s maturity date at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.35% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

(g)
Instrument is callable by the Company at any time prior to the date that is one month prior to the instrument’s maturity date at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.30% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(h)
Instrument is callable by the Company at any time prior to August 29, 2023 at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

(i)
Instrument is callable by the Company at any time prior to the date that is three months prior to the instrument’s maturity date at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.35% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

(j)
Instrument is callable by the Company at any time prior to May 29, 2043 at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

(k)
Instrument is callable by the Company at any time prior to the date that is six months prior the instrument’s maturity date at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.40% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
Issuance of June 2016 Senior Notes
During the second quarter of 2016, in anticipation of the completion of the Offer, Mylan N.V. issued $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026 and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 (collectively, the “June 2016 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The June 2016 Senior Notes were issued pursuant to an indenture, dated as of June 9, 2016 (the “Indenture”), among the Company, Mylan Inc., as guarantor (the “Guarantor”), and The Bank of New York Mellon, as trustee. The June 2016 Senior Notes were guaranteed by Mylan Inc. upon issuance. In addition, the Company entered into a registration rights agreement, dated as of June 9, 2016 pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the June 2016 Senior Notes for new notes with the same aggregate principal amount and terms identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the date of issuance of the June 2016 Senior Notes.
The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to enter into sale and leaseback transactions; create liens; consolidate, merge or sell all or substantially all of the Company’s assets; and with respect to such subsidiaries only, guarantee certain of our or our other subsidiaries’ outstanding obligations or incur certain obligations without also guaranteeing our obligations under the June 2016 Senior Notes on a senior basis. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture. If an event of default with respect to the June 2016 Senior Notes of a series occurs under the Indenture, the principal amount of all of the June 2016 Senior Notes of such series then outstanding, plus accrued and unpaid interest, if any, to the date of acceleration, may become immediately due and payable.
The 2.500% Senior Notes due 2019 mature on June 7, 2019, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 2.500% Senior Notes due 2019 bear interest at a rate of 2.500% per annum, accruing from June 9, 2016. Interest on the 2.500% Senior Notes due 2019 is payable semi-annually in arrears on June 7 and December 7 of each year, commencing on December 7, 2016. The 3.150% Senior Notes due 2021 mature on June 15, 2021, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 3.150% Senior Notes due 2021 bear interest at a rate of 3.150% per annum, accruing from June 9, 2016. Interest on the 3.150% Senior Notes due 2021 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 3.950% Senior Notes due 2026

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

mature on June 15, 2026, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 3.950% Senior Notes due 2026 bear interest at a rate of 3.950% per annum, accruing from June 9, 2016. Interest on the 3.950% Senior Notes due 2026 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 5.250% Senior Notes due 2046 mature on June 15, 2046, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 5.250% Senior Notes due 2046 bear interest at a rate of 5.250% per annum, accruing from June 9, 2016. Interest of the 5.250% Senior Notes due 2046 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016.
At June 30, 2016, the outstanding balance of the 2.500% Senior Notes due 2019, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 was $998.9 million, $2.25 billion, $2.23 billion and $999.8 million, respectively, which includes discounts of $1.1 million, $2.6 million, $17.2 million and $0.2 million, respectively. During the six months ended June 30, 2016, the Company incurred approximately $45.0 million in financing fees, which were recorded as deferred financing costs in the Condensed Consolidated Balance Sheets.
2016 Bridge Credit Agreement
In connection with the Offer, on February 10, 2016, the Company entered into a Bridge Credit Agreement (the “2016 Bridge Credit Agreement”), among the Company, as borrower, Mylan Inc., as guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time. The Company incurred total financing and ticking fees of approximately $45.2 million related to the 2016 Bridge Credit Agreement. During the first quarter of 2016, the Company wrote off approximately $3.0 million of financing fees related to the Tranche B Loans (as defined in the 2016 Bridge Credit Agreement) in conjunction with the termination of the Tranche B Loans. The remaining commitments under the 2016 Bridge Credit Agreement were permanently terminated in their entirety in connection with the completion of the offering of the June 2016 Senior Notes. As a result of the termination of the 2016 Bridge Credit Agreement, the Company expensed the remaining $30.2 million of unamortized financing fees related to the 2016 Bridge Credit Agreement to other expense, net in the Condensed Consolidated Statements of Operations during the second quarter of 2016.
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
At June 30, 2016 and December 31, 2015, the Company had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility is LIBOR (determined in accordance with the Revolving Credit Agreement) plus 1.325% per annum. In addition, the Revolving Facility has a facility fee which is 0.175%.
2015 Term Loans
On July 15, 2015, the Company entered into a term credit agreement, which was amended on October 28, 2015 (the “2015 Term Credit Agreement”) among the Company, as guarantor, Mylan Inc. (the “Borrower”), certain lenders and PNC Bank, National Association as the administrative agent. The 2015 Term Credit Agreement provided for a term loan credit facility under which the Borrower obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan in the amount of $1.0 billion, borrowed on July 15, 2015 and (ii) a delayed draw term loan (together the “2015 Term Loans”) in the amount of $600.0 million, borrowed on September 15, 2015. The 2015 Term Loans mature on July 15, 2017, subject to extension to December 19, 2017.
The loans under the 2015 Term Credit Agreement bear interest at LIBOR (determined in accordance with the 2015 Term Credit Agreement) plus 1.375% per annum.
2014 Term Loan
On December 19, 2014, the Company entered into a term credit agreement, which was amended on May 1, 2015, and further amended on October 28, 2015 (the “2014 Term Credit Agreement”), with a syndicate of banks which provided an $800

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

million term loan (the “2014 Term Loan”). The 2014 Term Loan matures on December 19, 2017 and has no required amortization payments. The 2014 Term Loan bears interest at LIBOR (determined in accordance with the 2014 Term Credit Agreement) plus 1.375% per annum.
Amendment to the Revolving Credit Facility, 2015 Term Loans and 2014 Term Loan
On February 22, 2016, the Company and Mylan Inc. (the “Borrower”) entered into (i) Amendment No. 3 (the “Revolving Amendment”) to the Revolving Credit Agreement, among the Borrower, the Company, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, (ii) Amendment No. 2 (the “2015 Term Amendment”) to the 2015 Term Credit Agreement, among the Borrower, the Company, certain lenders and PNC Bank, National Association, as administrative agent and (iii) Amendment No. 3 (the “2014 Term Amendment”) to the 2014 Term Credit Agreement, among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent. The Revolving Amendment, 2015 Term Amendment and 2014 Term Amendment provide that the Company’s acquisition of Meda constitutes a Qualified Acquisition (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) and amends the event of default provisions to provide that any “change of control” put rights under any indebtedness of any Acquired Entity or Business (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) or its subsidiaries that are triggered as a result of the acquisition of any Acquired Entity or Business will not result in an event of default so long as any such indebtedness that is put in accordance with the terms of such indebtedness is paid as required by the terms of such indebtedness.
Fair Value
At June 30, 2016 and December 31, 2015, the fair value of the Company’s 1.350% Senior Notes due 2016, 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.500% Senior Notes due 2019, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 5.400% Senior Notes due 2043 and 5.250% Senior Notes due 2046 (collectively, the “Senior Notes”) was approximately $11.14 billion and $4.80 billion, respectively. The fair values of the Senior Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2015 Term Loans and 2014 Term Loan, determined based on Level 2 inputs, approximate their carrying values at June 30, 2016 and December 31, 2015.
Mandatory minimum repayments remaining on the outstanding long-term debt at June 30, 2016, excluding the discounts and premiums, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$500
2017	2,400
2018	1,150
2019	1,500
2020	500
Thereafter	7,250
Total	$13,300

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	June 30, 2016	December 31, 2015
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	$6.0	$(1.0)
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(15.2)	(14.9)
Net unrecognized losses on derivatives, net of tax	(46.7)	(18.1)
Foreign currency translation adjustment	(1,375.4)	(1,730.3)
	$(1,431.3)	$(1,764.3)

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2016 net of tax			$(48.9)	$1.8	$(15.1)	$(1,228.3)	$(1,290.5)
Other comprehensive (loss) earnings before reclassifications, before tax			(14.7)	6.6	(0.4)	(147.1)	(155.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	12.9		12.9				12.9
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.2	5.2				5.2
Amortization of prior service costs included in SG&A					0.1		0.1
Amortization of actuarial loss included in SG&A					0.2		0.2
Net other comprehensive earnings (loss), before tax			3.4	6.6	(0.1)	(147.1)	(137.2)
Income tax provision			1.2	2.4	—	—	3.6
Balance at June 30, 2016, net of tax			$(46.7)	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015, net of tax			$(18.1)	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(73.5)	11.0	(1.0)	354.9	291.4
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	23.5		23.5				23.5
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.3	4.3				4.3
Amortization of prior service costs included in SG&A					0.2		0.2
Amortization of actuarial loss included in SG&A					0.4		0.4
Net other comprehensive (loss) earnings, before tax			(45.7)	11.0	(0.4)	354.9	319.8
Income tax (benefit) provision			(17.1)	4.0	(0.1)	—	(13.2)
Balance at June 30, 2016, net of tax			$(46.7)	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2015, net of tax			$(49.8)	$0.4	$(19.5)	$(1,542.0)	$(1,610.9)
Other comprehensive earnings (loss) before reclassifications, before tax			40.6	(0.3)	4.1	224.3	268.7
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.6)		(10.6)				(10.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.1)	(0.1)				(0.1)
Amortization of prior service costs included in SG&A					0.2		0.2
Amortization of actuarial loss included in SG&A					0.1		0.1
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.7)	—	0.3	—	(10.4)
Net other comprehensive earnings (loss), before tax			51.3	(0.3)	3.8	224.3	279.1
Income tax provision			19.1	—	0.7	—	19.8
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(5.8)	(0.2)	4.4	(378.3)	(379.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(22.3)		(22.3)				(22.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.3)	(0.3)				(0.3)
Amortization of prior service costs included in SG&A					0.2		0.2
Amortization of actuarial loss included in SG&A					0.3		0.3
Amounts reclassified from accumulated other comprehensive loss, before tax			(22.6)	—	0.5	—	(22.1)
Net other comprehensive earnings (loss), before tax			16.8	(0.2)	3.9	(378.3)	(357.8)
Income tax provision			6.0	—	0.8	—	6.8
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2016 and 2015 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2015	$9,764.4	$1.4	$9,765.8
Net earnings	182.3	—	182.3
Other comprehensive earnings, net of tax	333.0	—	333.0
Stock option activity	6.5	—	6.5
Share-based compensation expense	51.9	—	51.9
Shares withheld for taxes on share-based compensation	(9.6)	—	(9.6)
Tax benefit of stock option plans	1.4	—	1.4
June 30, 2016	$10,329.9	$1.4	$10,331.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	224.4	0.1	224.5
Other comprehensive loss, net of tax	(364.6)	—	(364.6)
Stock option activity	86.5	—	86.5
Share-based compensation expense	50.3	—	50.3
Shares withheld for taxes on share-based compensation	(36.6)	—	(36.6)
Tax benefit of stock option plans	48.0	—	48.0
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Purchase of subsidiary shares from noncontrolling interest	—	(18.7)	(18.7)
Other	(1.8)	(0.1)	(1.9)
June 30, 2015	$9,567.9	$1.4	$9,569.3

On April 3, 2015, the Company and Stichting Preferred Shares Mylan (the “Foundation”) entered into a call option agreement (the “Call Option Agreement”). Pursuant to the terms of the Call Option Agreement, Mylan N.V. granted the Foundation a call option (the “Option”), permitting the Foundation to acquire from time-to-time Mylan N.V. preferred shares up to a maximum number equal to the total number of Mylan N.V. ordinary shares issued at such time to the extent such shares are not held by the Foundation. In response to Teva Pharmaceutical Industries Ltd.’s (“Teva”) unsolicited expression of interest to acquire Mylan on July 23, 2015, the Foundation exercised the Option and acquired 488,388,431 Mylan preferred shares pursuant to the terms of the Call Option Agreement. Each Mylan ordinary share and preferred share was entitled to one vote on each matter properly brought before a general meeting of shareholders. On July 27, 2015, Teva announced its entry into an agreement to acquire the Generic Drug Unit of Allergan plc and the withdrawal of its unsolicited, non-binding expression of interest to acquire Mylan. On September 19, 2015, the Foundation requested the redemption of the Mylan preferred shares issued. Mylan ordinary shareholders approved the redemption of the preferred shares on January 7, 2016 at an extraordinary general meeting of shareholders and on March 17, 2016, the redemption of the Mylan preferred shares became effective. The Foundation will continue to have the right to exercise the Option in the future in response to a new threat to the interests of Mylan, its businesses and its stakeholders from time to time.
With effect from February 27, 2015, the general meeting authorized the board to repurchase Company shares for a maximum period of 18 months, with such authorization expiring on August 27, 2016 (the “Share Repurchase Authorization”). More specifically, the general meeting authorized the board to repurchase the maximum number of ordinary shares allowed under Dutch law and applicable securities regulations on the NASDAQ for a period of 18 months. On June 24, 2016, at the annual general meeting, the Company’s shareholders approved an extension of the Share Repurchase Authorization, which will now expire on December 24, 2017. On July 27, 2016, the board approved the commensurate extension of the Share Repurchase Program (as defined below).
On November 16, 2015, the Company announced that its board of directors approved the repurchase of up to $1.0 billion of the Company’s ordinary shares either in the open market through privately-negotiated transactions or in one of more self tender offers (the “Share Repurchase Program”). At June 30, 2016, the Share Repurchase Program has approximately $932.5 million remaining for ordinary share repurchases. The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares.

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
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of the Company’s segments based on total revenues and segment profitability. Segment profitability represents segment gross profit

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

less direct R&D expenses and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
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

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended June 30, 2016
Total revenues
Third party	$2,147.6	$413.1	$—	$2,560.7
Intersegment	(0.4)	3.1	(2.7)	—
Total	$2,147.2	$416.2	$(2.7)	$2,560.7

Segment profitability	$660.6	$250.9	$(500.6)	$410.9

Six Months Ended June 30, 2016
Total revenues
Third party	$4,084.4	$667.6	$—	$4,752.0
Intersegment	2.2	6.4	(8.6)	—
Total	$4,086.6	$674.0	$(8.6)	$4,752.0

Segment profitability	$1,124.4	$380.2	$(988.1)	$516.5

Three Months Ended June 30, 2015
Total revenues
Third party	$2,063.7	$308.0	$—	$2,371.7
Intersegment	2.3	2.6	(4.9)	—
Total	$2,066.0	$310.6	$(4.9)	$2,371.7

Segment profitability	$594.7	$163.9	$(482.0)	$276.6

Six Months Ended June 30, 2015
Total revenues
Third party	$3,718.9	$524.5	$—	$4,243.4
Intersegment	3.8	4.6	(8.4)	—
Total	$3,722.7	$529.1	$(8.4)	$4,243.4

Segment profitability	$1,045.5	$266.1	$(875.7)	$435.9

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
The following tables present unaudited condensed consolidating financial information for (a) the Company (for purposes of this discussion and these tables, “Parent Guarantor”); (b) Mylan Inc., the issuer of certain Senior Notes (for the purposes of this discussion and these tables, the “Issuer”) (Refer to Note 12 Debt for further discussion of the Senior Note issuances); and (c) all other subsidiaries of the Parent Guarantor on a combined basis, none of which guaranteed the Cash Convertible Notes or guarantee the Senior Notes (“Non-Guarantor Subsidiaries”). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The unaudited condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. Mylan Inc. is an indirect wholly owned subsidiary of the Company and the Company fully and unconditionally guaranteed on a senior unsecured basis the Senior Notes issued by Mylan Inc.

In addition, the Company’s 3.000% Senior Notes due December 2018 and the 3.750% Senior Notes due December 2020 (collectively, the “December 2015 Senior Notes”) and June 2016 Senior Notes are guaranteed on a senior unsecured basis by Mylan Inc. In connection with the offering of the December 2015 Senior Notes and June 2016 Senior Notes, the Company entered into separate registration rights agreements pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the December 2015 Senior Notes and June 2016 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the respective dates of issuance of the December 2015 Senior Notes and the June 2016 Senior Notes.
The following financial information presents the related unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2016 and 2015, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and six months ended June 30, 2016 and 2015, the unaudited Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015 and the unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,539.9	$—	$2,539.9
Other revenues	—	—	—	20.8	—	20.8
Total revenues	—	—	—	2,560.7	—	2,560.7
Cost of sales	—	—	—	1,389.0	—	1,389.0
Gross profit	—	—	—	1,171.7	—	1,171.7
Operating expenses:
Research and development	—	—	—	179.5	—	179.5
Selling, general and administrative	19.8	187.4	—	374.2	—	581.4
Litigation settlements, net	—	—	—	(0.1)	—	(0.1)
Total operating expenses	19.8	187.4	—	553.6	—	760.8
(Losses) earnings from operations	(19.8)	(187.4)	—	618.1	—	410.9
Interest expense	31.1	43.9	—	15.3	—	90.3
Other expense (income), net	90.8	(97.5)	—	124.2	—	117.5
(Losses) earnings before income taxes	(141.7)	(133.8)	—	478.6	—	203.1
Income tax provision	—	4.9	—	29.8	—	34.7
Earnings of equity interest subsidiaries	310.1	457.7	—	—	(767.8)	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$168.4	$319.0	$—	$448.8	$(767.8)	$168.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$4,716.0	$—	$4,716.0
Other revenues	—	—	—	36.0	—	36.0
Total revenues	—	—	—	4,752.0	—	4,752.0
Cost of sales	—	—	—	2,673.3	—	2,673.3
Gross profit	—	—	—	2,078.7	—	2,078.7
Operating expenses:
Research and development	—	—	—	433.1	—	433.1
Selling, general and administrative	32.9	365.1	—	732.7	—	1,130.7
Litigation settlements, net	—	—	—	(1.6)	—	(1.6)
Total operating expenses	32.9	365.1	—	1,164.2	—	1,562.2
(Losses) earnings from operations	(32.9)	(365.1)	—	914.5	—	516.5
Interest expense	44.4	85.4	—	30.8	—	160.6
Other expense (income), net	84.9	(201.4)	—	250.3	—	133.8
(Losses) earnings before income taxes	(162.2)	(249.1)	—	633.4	—	222.1
Income tax provision	—	13.9	—	25.9	—	39.8
Earnings of equity interest subsidiaries	344.5	614.3	—	—	(958.8)	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$182.3	$351.3	$—	$607.5	$(958.8)	$182.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,357.0	$—	$2,357.0
Other revenues	—	—	—	14.7	—	14.7
Total revenues	—	—	—	2,371.7	—	2,371.7
Cost of sales	—	—	—	1,363.6	—	1,363.6
Gross profit	—	—	—	1,008.1	—	1,008.1
Operating expenses:
Research and development	—	—	—	168.2	—	168.2
Selling, general and administrative	—	216.1	—	348.1	—	564.2
Litigation settlements, net	—	—	—	(0.9)	—	(0.9)
Total operating expenses	—	216.1	—	515.4	—	731.5
(Losses) earnings from operations	—	(216.1)	—	492.7	—	276.6
Interest expense	11.9	66.6	—	15.4	—	93.9
Other expense, net	—	—	—	2.0	—	2.0
(Losses) earnings before income taxes	(11.9)	(282.7)	—	475.3	—	180.7
Income tax (benefit) provision	—	(8.0)	—	20.8	—	12.8
Earnings of equity interest subsidiaries	179.8	465.4	—	—	(645.2)	—
Net earnings	167.9	190.7	—	454.5	(645.2)	167.9
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$167.8	$190.7	$—	$454.4	$(645.1)	$167.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$4,211.6	$—	$4,211.6
Other revenues	—	—	—	31.8	—	31.8
Total revenues	—	—	—	4,243.4	—	4,243.4
Cost of sales	—	—	—	2,405.2	—	2,405.2
Gross profit	—	—	—	1,838.2	—	1,838.2
Operating expenses:
Research and development	—	—	—	338.1	—	338.1
Selling, general and administrative	—	417.1	—	630.3	—	1,047.4
Litigation settlements, net	—	—	—	16.8	—	16.8
Total operating expenses	—	417.1	—	985.2	—	1,402.3
(Losses) earnings from operations	—	(417.1)	—	853.0	—	435.9
Interest expense	11.9	130.3	—	31.2	—	173.4
Other expense, net	—	—	—	20.5	—	20.5
(Losses) earnings before income taxes	(11.9)	(547.4)	—	801.3	—	242.0
Income tax (benefit) provision	—	(41.9)	—	59.4	—	17.5
Earnings of equity interest subsidiaries	236.4	748.3	—	—	(984.7)	—
Net earnings	224.5	242.8	—	741.9	(984.7)	224.5
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$224.4	$242.8	$—	$741.8	$(984.6)	$224.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$168.4	$319.0	$—	$448.8	$(767.8)	$168.4
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(147.1)	(1.5)	—	(145.5)	147.0	(147.1)
Change in unrecognized loss and prior service cost related to defined benefit plans	(0.1)	—	—	(0.2)	0.2	(0.1)
Net unrecognized gain (loss) on derivatives	3.4	6.3	—	(2.9)	(3.4)	3.4
Net unrealized gain on marketable securities	6.6	6.2	—	0.4	(6.6)	6.6
Other comprehensive (loss) earnings, before tax	(137.2)	11.0	—	(148.2)	137.2	(137.2)
Income tax provision (benefit)	3.6	4.7	—	(1.0)	(3.7)	3.6
Other comprehensive (loss) earnings, net of tax	(140.8)	6.3	—	(147.2)	140.9	(140.8)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$27.6	$325.3	$—	$301.6	$(626.9)	$27.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$182.3	$351.3	$—	$607.5	$(958.8)	$182.3
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	354.9	(1.5)	—	356.4	(354.9)	354.9
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.4)	0.2	—	(0.6)	0.4	(0.4)
Net unrecognized (loss) gain on derivatives	(45.7)	(52.1)	—	6.4	45.7	(45.7)
Net unrealized gain on marketable securities	11.0	10.0	—	0.9	(10.9)	11.0
Other comprehensive earnings (loss), before tax	319.8	(43.4)	—	363.1	(319.7)	319.8
Income tax (benefit) provision	(13.2)	(15.6)	—	2.4	13.2	(13.2)
Other comprehensive earnings (loss), net of tax	333.0	(27.8)	—	360.7	(332.9)	333.0
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$515.3	$323.5	$—	$968.2	$(1,291.7)	$515.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$167.9	$190.7	$—	$454.5	$(645.2)	$167.9
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	224.3	—	—	224.3	(224.3)	224.3
Change in unrecognized gain and prior service cost related to defined benefit plans	3.8	0.1	—	3.7	(3.8)	3.8
Net unrecognized gain (loss) on derivatives	51.3	57.1	—	(5.8)	(51.3)	51.3
Net unrealized loss on marketable securities	(0.3)	—	—	(0.3)	0.3	(0.3)
Other comprehensive earnings, before tax	279.1	57.2	—	221.9	(279.1)	279.1
Income tax provision (benefit)	19.8	21.3	—	(1.5)	(19.8)	19.8
Other comprehensive earnings, net of tax	259.3	35.9	—	223.4	(259.3)	259.3
Comprehensive earnings	427.2	226.6	—	677.9	(904.5)	427.2
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$427.1	$226.6	$—	$677.8	$(904.4)	$427.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$224.5	$242.8	$—	$741.9	$(984.7)	$224.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(378.3)	—	—	(378.3)	378.3	(378.3)
Change in unrecognized gain and prior service cost related to defined benefit plans	3.9	0.1	—	3.8	(3.9)	3.9
Net unrecognized gain on derivatives	16.8	6.2	—	10.6	(16.8)	16.8
Net unrealized loss on marketable securities	(0.2)	—	—	(0.2)	0.2	(0.2)
Other comprehensive (loss) earnings, before tax	(357.8)	6.3	—	(364.1)	357.8	(357.8)
Income tax provision	6.8	2.7	—	4.1	(6.8)	6.8
Other comprehensive (loss) earnings, net of tax	(364.6)	3.6	—	(368.2)	364.6	(364.6)
Comprehensive (loss) earnings	(140.1)	246.4	—	373.7	(620.1)	(140.1)
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(140.2)	$246.4	$—	$373.6	$(620.0)	$(140.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$27.7	$—	$6,334.2	$—	$6,361.9
Accounts receivable, net	—	11.1	—	2,906.3	—	2,917.4
Inventories	—	—	—	2,191.3	—	2,191.3
Intercompany receivables	1,775.5	350.0	—	9,330.8	(11,456.3)	—
Prepaid expenses and other current assets	4.0	240.7	—	471.4	—	716.1
Total current assets	1,779.5	629.5	—	21,234.0	(11,456.3)	12,186.7
Property, plant and equipment, net	—	325.4	—	1,732.2	—	2,057.6
Investments in subsidiaries	16,433.0	15,786.8	—	—	(32,219.8)	—
Intercompany notes and interest receivable	—	9,713.4	—	18.5	(9,731.9)	—
Intangible assets, net	—	0.5	—	7,716.0	—	7,716.5
Goodwill	—	17.1	—	5,813.1	—	5,830.2
Other assets	—	92.4	—	952.9	—	1,045.3
Total assets	$18,212.5	$26,565.1	$—	$37,466.7	$(53,408.0)	$28,836.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$54.5	$—	$963.1	$—	$1,017.6
Short-term borrowings	—	—	—	55.9	—	55.9
Income taxes payable	—	14.4	—	107.0	—	121.4
Current portion of long-term debt and other long-term obligations	—	587.1	—	67.6	—	654.7
Intercompany payables	350.0	11,106.3	—	—	(11,456.3)	—
Other current liabilities	103.3	290.0	—	1,531.7	—	1,925.0
Total current liabilities	453.3	12,052.3	—	2,725.3	(11,456.3)	3,774.6
Long-term debt	7,427.9	5,342.3	—	2.6	—	12,772.8
Intercompany notes payable	—	18.5	—	9,713.4	(9,731.9)	—
Other long-term obligations	—	52.0	—	1,905.6	—	1,957.6
Total liabilities	7,881.2	17,465.1	—	14,346.9	(21,188.2)	18,505.0

Total equity	10,331.3	9,100.0	—	23,119.8	(32,219.8)	10,331.3

Total liabilities and equity	$18,212.5	$26,565.1	$—	$37,466.7	$(53,408.0)	$28,836.3

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34.7)	$(318.4)	$—	$850.2	$—	$497.1
Cash flows from investing activities:
Capital expenditures	—	(42.1)	—	(78.9)	—	(121.0)
Change in restricted cash	—	(49.5)	—	(1.1)	—	(50.6)
Purchase of marketable securities	—	(3.9)	—	(13.4)	—	(17.3)
Proceeds from sale of marketable securities	—	—	—	10.9	—	10.9
Cash paid for acquisitions, net	—	(917.9)	—	(25.4)	—	(943.3)
Investments in affiliates	—	(48.4)	—	—	48.4	—
Loans to affiliates	(6,485.6)	(2,689.8)	—	2,722.3	6,453.1	—
Repayments of loans from affiliates	62.8	34.0	—	7.1	(103.9)	—
Payments for product rights and other, net	—	(0.2)	—	(179.8)	—	(180.0)
Net cash (used in) provided by investing activities	(6,422.8)	(3,717.8)	—	2,441.7	6,397.6	(1,301.3)
Cash flows from financing activities:
Payments of financing fees	(92.3)	—	—	—	—	(92.3)
Change in short-term borrowings, net	—	—	—	54.7	—	54.7
Proceeds from issuance of long-term debt	6,478.8	—	—	—	—	6,478.8
Payments of long-term debt	—	(500.0)	—	—	—	(500.0)
Proceeds from exercise of stock options	6.8	—	—	—	—	6.8
Taxes paid related to net share settlement of equity awards	(12.7)	—	—	—	—	(12.7)
Contingent consideration payments	—	—	—	(15.5)	—	(15.5)
Capital contribution from affiliates	—	—	—	48.4	(48.4)	—
Payments on borrowings from affiliates	(29.5)	(69.9)	—	(4.5)	103.9	—
Proceeds from borrowings from affiliates	105.0	3,763.3	—	2,584.8	(6,453.1)	—
Acquisition of noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Other items, net	1.4	—	—	(0.6)	—	0.8
Net cash provided by financing activities	6,457.5	3,193.4	—	2,667.1	(6,397.6)	5,920.4
Effect on cash of changes in exchange rates	—	—	—	9.7	—	9.7
Net (decrease) increase in cash and cash equivalents	—	(842.8)	—	5,968.7	—	5,125.9
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$—	$27.7	$—	$6,334.2	$—	$6,361.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(726.2)	$—	$1,107.9	$—	$381.7
Cash flows from investing activities:
Capital expenditures	—	(37.1)	—	(84.9)	—	(122.0)
Change in restricted cash	—	—	—	(11.2)	—	(11.2)
Purchase of marketable securities	—	(28.9)	—	(22.7)	—	(51.6)
Proceeds from sale of marketable securities	—	—	—	21.6	—	21.6
Investments in affiliates	—	(257.9)	—	—	257.9	—
Loans to affiliates	(33.1)	(2,583.7)	—	(3,446.5)	6,063.3	—
Repayments of loans from affiliates	—	196.4	—	20.8	(217.2)	—
Payments for product rights and other, net	—	—	—	(104.6)	—	(104.6)
Net cash used in investing activities	(33.1)	(2,711.2)	—	(3,627.5)	6,104.0	(267.8)
Cash flows from financing activities:
Payments of financing fees	(60.9)	(22.7)	—	—	—	(83.6)
Change in short-term borrowings, net	—	—	—	105.6	—	105.6
Proceeds from convertible note hedge	—	667.9	—	—	—	667.9
Proceeds from issuance of long-term debt	—	305.0	—	—	—	305.0
Payments of long-term debt	—	(973.6)	—	—	—	(973.6)
Proceeds from exercise of stock options	33.1	53.3	—	—	—	86.4
Taxes paid related to net share settlement of equity awards	—	(25.8)	—	(5.9)	—	(31.7)
Capital contribution from affiliates	—	—	—	257.9	(257.9)	—
Proceeds from borrowings from affiliates	60.9	3,479.6	—	2,522.8	(6,063.3)	—
Payments on borrowings from affiliates	—	(20.8)	—	(196.4)	217.2	—
Acquisition of noncontrolling interest	—	—	—	(10.6)	—	(10.6)
Other items, net	—	48.0	—	—	—	48.0
Net cash provided by financing activities	33.1	3,510.9	—	2,673.4	(6,104.0)	113.4
Effect on cash of changes in exchange rates	—	—	—	(13.1)	—	(13.1)
Net increase in cash and cash equivalents	—	73.5	—	140.7	—	214.2
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$0.1	$186.4	$—	$253.2	$—	$439.7
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters including those for which Merck KGaA or Strides Arcolab has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.
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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At June 30, 2016, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. We are not aware of any outstanding claims related to Merck KGaA.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade (and denied the corresponding plaintiffs’ motion). On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. In an order of June 1, 2015, vacated and reissued on June 11, 2015, the District Court denied the indirect purchaser plaintiffs’ motion for class certification. The indirect purchaser plaintiffs filed a petition for leave to appeal the certification decision, which was denied by the Court of Appeals for the Third Circuit on December 21, 2015. On July 27, 2015, the District Court granted the direct purchaser plaintiffs’ motion for class certification. On October 9, 2015, the Third Circuit granted defendants’ petition for leave to appeal the class certification decision. On October 16, 2015, defendants filed a motion to stay the liability trial, which had been set to begin on February 2, 2016, with the District Court pending the appeal of the decision to certify the direct purchaser class; this motion was denied on December 17, 2015. On December 17, 2015, the District Court approved the form and manner of notice to the certified class of direct purchasers; the notice was subsequently issued to the class. On December 21, 2015, the defendants filed a motion to stay with the Court of Appeals for the Third Circuit, which was granted on January 25, 2016; the trial is now stayed and the case has been placed in suspense. The appeal was fully briefed on April 28, 2016. Oral arguments on the appeal took place on July 12, 2016 and a decision remains pending. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers. Plaintiffs have not yet moved for preliminary approval of that settlement. At June 30, 2016, the Company has accrued approximately $16.0 million related to this settlement.
On June 29, 2015, the City of Providence, Rhode Island filed suit in the District of Rhode Island against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. All defendants, including Mylan, moved to dismiss the suit on October 15, 2015. The motion is now fully briefed.
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. The petition was filed by the State of Louisiana purportedly in its capacity as an indirect purchaser. On May 16, 2016, the Judicial District Court deferred Mylan’s declinatory exception of no personal jurisdiction and its peremptory exception of prescription, and granted in part and denied in part Mylan’s peremptory exceptions of no cause of action and no right of action. On July 21, 2016, the plaintiff filed an application for a supervisory writ

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

regarding the granting of defendants’ exceptions. On June 30, 2016, the plaintiff filed a supplemental and amended petition. On July 21, 2016, the plaintiff filed in the First Circuit Court of Appeal its application for a supervisory writ regarding the granting of defendant’s exceptions. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil, which Mylan opposed. On June 27, 2016, the Judicial Court declined to consolidate Mylan’s case with the other four actions, with leave to renew the consolidation request after filing the above-referenced amended petition. On July 21, 2016, the plaintiff filed a motion to reurge consolidation and for expedited hearing. On August 3, 2016, the defendants filed a motion to strike and joint peremptory exceptions to the amended petition.
On July 28, 2016, United Healthcare filed a complaint against Mylan and four other drug manufacturers in the United States District of Minnesota, asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania.
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
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015; however they have since abandoned and dismissed their appeal of the District Court’s dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016 and the briefing has been completed. The case remains pending on the outcome of the indirect purchasers’ appeal against the defendants remaining in that case.
Shareholders Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, the “plaintiffs”) filed a purported class action complaint against Mylan and directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleged both breach of fiduciary duty by the Directors and breach of contract by Mylan and the Directors, relating to certain public disclosures made in connection with the EPD Transaction and the organization of, and Call Option Agreement with, the Foundation. The plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). The plaintiffs filed an amended complaint in the District Court on July 10, 2015, that included the same basic causes of action and requested relief, dropped allegations against some of the Directors named in the original complaint and asserted the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. On July 21, 2015, a second purported class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

same purported class and subclass, was filed by a different plaintiff in the District Court. On August 28, 2015, the District Court consolidated the three actions, and, on September 4, 2015, the plaintiffs in the consolidated action filed a consolidated amended complaint (the “Consolidated Amended Complaint”) against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, but asserting the breach of contract claim against only Mylan. On September 30, 2015, two of the plaintiffs in the consolidated action filed a motion for partial summary judgment, on the breach of contract claim against Mylan (the “Motion for Partial Summary Judgment”). On October 23, 2015, the District Court approved the voluntary dismissal of a third purported class action, commenced on August 28, 2015 against Mylan and the Directors, alleging federal securities and breach of contract claims against all defendants and breach of fiduciary duty claims against the Directors, all arising out of the same basic alleged facts and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. On November 25, 2015, the defendants filed a Motion to Dismiss the Consolidated Amended Complaint, and Mylan filed an Opposition to the Motion for Partial Summary Judgment and a Motion to Deny Summary Judgment. On December 21, 2015, the District Court consolidated the action with a fourth purported class action, commenced on November 24, 2015 by, among others, the plaintiff in the third action, against the same defendants, alleging only breach of contract arising out of the same basic alleged facts, and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. In consolidating the actions, the District Court ordered, among other things, that the Consolidated Amended Complaint would remain the operative complaint in the consolidated action and that the Motion for Partial Summary Judgment and Motion to Dismiss were not disturbed by the consolidation. A Report and Recommendation was issued by the Magistrate Judge on May 10, 2016, recommending to the District Court that the defendants’ Motion to Dismiss the plaintiffs’ Consolidated Amended Complaint be granted and that the case be dismissed with prejudice. The Magistrate Judge further recommended that the District Court deny the plaintiffs’ Motion for Partial Summary Judgment as moot. Briefing on the plaintiffs’ objections to the Report and Recommendation was completed on June 7, 2016. We believe that the claims in this lawsuit are without merit and intend to continue to defend against them vigorously.
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
United States District Court for the Eastern District of Pennsylvania and Rhode Island Litigation
Beginning in March 2016, fourteen putative class action complaints have been filed in the United States District Court for the Eastern District of Pennsylvania and one filed in the District of Rhode Island by indirect purchasers against Mylan Inc., Mylan Pharmaceuticals Inc. and other pharmaceutical manufacturers, alleging conspiracies to fix, raise, maintain and stabilize the prices of certain Doxycycline and Digoxin products and to allocate markets and customers for those products. In addition, three putative class action complaints have been filed in the same court by direct purchasers against Mylan and other pharmaceutical manufacturers. Plaintiffs have petitioned the Judicial Panel on Multidistrict Litigation (“JPML”) to establish a Multidistrict Litigation proceeding for these matters. A hearing before the JPML took place on July 28, 2016 and it was subsequently ordered that the cases be transferred to the Eastern District of Pennsylvania. Mylan and its subsidiary intend to deny liability and to defend these actions vigorously.

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
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing took place on October 8, 2015. The Company has accrued approximately $8.8 million and $9.8 million as of June 30, 2016 and December 31, 2015, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, “GlaxoSmithKline”), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, “Alpharma”), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, “Ivax”). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at June 30, 2016. Generics [U.K.] Limited has appealed the decision. A hearing is scheduled to commence on February 27, 2017 before the Competition Appeals Tribunal.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $10.0 million and $9.5 million at June 30, 2016 and December 31, 2015, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Intellectual Property
In certain situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision could have an adverse effect that is material to our business, financial condition, results of operations, cash flows and/or ordinary share price.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan and products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Meda Transaction; the possibility that Mylan will not be able to repurchase, repay or refinance Meda’s outstanding debt obligations on favorable terms or at all; the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction and the Meda Transaction within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market; success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, Mylan’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and our other filings with the SEC. These risks and uncertainties also include those risks and uncertainties that are discussed in the offer document that was approved by the Swedish Financial Supervisory Authority and published by Mylan on June 16, 2016 (“the “Offer Document”), the Registration Statement on Form S-4 which was declared effective on June 16, 2016 (the “Registration Statement”), and the EU Prospectus that was approved by the Netherlands Authority for the Financial

Markets and published by Mylan on June 16, 2016 (the “EU Prospectus”). On July 21, 2016, Mylan published supplements to each of the Offer Document and the EU Prospectus. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
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
Mylan offers one of the industry’s broadest product portfolios, including more than 2,700 marketed products, to customers in more than 165 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes more than 50 manufacturing and research and development (“R&D”) facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong R&D network that has consistently delivered a robust product pipeline. Additionally, Mylan has a specialty business that is focused on respiratory and allergy therapies.
Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”), Canada and Brazil (collectively, “North America”); Europe; and India, Australia, Japan and New Zealand as well as our export activity into emerging markets (collectively, “Rest of World”). Beginning in 2016, revenue from the Company’s Brazilian operation is included in the North America region. All prior period revenue from the Company’s Brazilian operations has been recast from the Rest of World region to the North America region to conform to the presentation for the current period. This change had no impact on Mylan’s segment reporting. Our API business is conducted through Mylan Laboratories Limited, which is included within Rest of World in our Generics segment. Specialty engages mainly in the development and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda to acquire all of the outstanding shares of Meda (the “Offer”), with an enterprise value, including the net debt of Meda, of approximately Swedish kronor (“SEK” or “kr”) 83.6 billion (based on a SEK/USD exchange rate of 8.4158) or $9.9 billion at announcement. On August 2, 2016, the Company announced that the Offer was accepted by Meda shareholders holding an aggregate of approximately 343 million shares, representing approximately 94% of the total number of outstanding Meda shares, as of July 29, 2016, and the Company declared the Offer unconditional. On August 5, 2016, settlement occurred with respect to the Meda shares duly tendered by July 29, 2016 and, as a result, Meda is now a controlled subsidiary of the Company. Pursuant to the terms of the Offer, each Meda shareholder that duly tendered Meda shares into the Offer received at settlement (1) in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share, and (2) in respect of the remaining 20% of the number of Meda shares tendered by such shareholder, 0.386 of the Company’s ordinary shares per Meda share (subject to treatment of fractional shares as described in the Offer Document). The Company has initiated compulsory acquisition proceedings for the remaining shares in Meda in accordance with the Swedish Companies Act and has acted to have the Meda shares delisted from Nasdaq Stockholm.
Refer to Note 4 Acquisitions and Other Transactions in Item 1. Notes to Condensed Consolidated Financial Statements for additional information regarding significant recent events, including other acquisitions and transactions.

Financial Summary
The tables below are a summary of the Company’s financial results for the three and six months ended June 30, 2016 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2016	2015	Change	% Change
Total revenues	$2,560.7	$2,371.7	$189.0	8%
Gross profit	1,171.7	1,008.1	163.6	16%
Earnings from operations	410.9	276.6	134.3	49%
Net earnings attributable to Mylan N.V. ordinary shareholders	168.4	167.8	0.6	—%
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.33	$0.32	$0.01	3%
Earnings from operations increased for the three months ended June 30, 2016 compared to the prior year period due to higher total revenues and gross profit. Net earnings attributable to Mylan N.V. ordinary shareholders was negatively impacted in the current quarter by increased non-operating expenses including unrealized mark-to-market losses on the Company’s Swedish krona (“SEK”) denominated foreign currency contracts and the write off of financing fees related to the termination of the 2016 Bridge Credit Agreement (as defined below). The increase in diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders for the three months ended June 30, 2016 compared to the prior year period was primarily the result of higher earnings from operations and a lower average share count due to less diluted shares, partially offset by higher non-operating expenses.

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2016	2015	Change	% Change
Total revenues	$4,752.0	$4,243.4	$508.6	12%
Gross profit	2,078.7	1,838.2	240.5	13%
Earnings from operations	516.5	435.9	80.6	18%
Net earnings attributable to Mylan N.V. ordinary shareholders	182.3	224.4	(42.1)	(19)%
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.36	$0.46	$(0.10)	(22)%
The decrease in diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders for the six months ended June 30, 2016 compared to the prior year period was primarily the result of higher operating expenses, including amortization expense related to acquisitions completed during 2015, unrealized mark-to-market losses related to the Company’s SEK denominated foreign currency contracts, the write off of financing fees related to the termination of the 2016 Bridge Credit Agreement and a higher average share count due to the impact of the ordinary shares issued in the EPD Transaction.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment and consolidated total revenues on an actual and constant currency basis for the three and six months ended June 30, 2016 and 2015.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted earnings and adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues (2)	% Change
Generics:
Third party net sales
North America (3)	$1,010.0	$948.5	6%	$4.8	$1,014.8	7%
Europe	604.2	571.0	6%	(5.6)	598.6	5%
Rest of World (3)	523.2	535.6	(2)%	1.0	524.2	(2)%
Total third party net sales	2,137.4	2,055.1	4%	0.2	2,137.6	4%

Other third party revenues	10.2	8.6	19%	—	10.2	19%
Total third party revenues	2,147.6	2,063.7	4%	0.2	2,147.8	4%

Intersegment sales (4)	(0.4)	2.3	NM	0.1	(0.3)	NM
Generics total revenues	2,147.2	2,066.0	4%	0.3	2,147.5	4%

Specialty:
Third party net sales	402.5	301.9	33%	—	402.5	33%
Other third party revenues	10.6	6.1	74%	—	10.6	74%
Total third party revenues	413.1	308.0	34%	—	413.1	34%

Intersegment sales (4)	3.1	2.6	NM	—	3.1	NM
Specialty total revenues	416.2	310.6	34%	—	416.2	34%

Elimination of intersegment sales (4)	(2.7)	(4.9)	NM	—	(2.7)	NM
Consolidated total revenues	$2,560.7	$2,371.7	8%	$0.3	$2,561.0	8%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)	The constant currency revenue change is derived by translating third party net sales for the current period at prior year comparative period exchange rates.

(3)
Beginning in the first quarter of 2016, the Company reclassified sales from its Brazilian operation from Rest of World to North America. The amount reclassified for the three months ended June 30, 2015 was approximately $11.1 million.

(4)	The percentage changes in intersegment sales are considered not meaningful (or, “NM”) in terms of the Company’s total revenue as intersegment sales eliminate in consolidation.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.56 billion, compared to $2.37 billion for the comparable prior year period, representing an increase of $189.0 million, or 8%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.54 billion, compared to $2.36 billion for the comparable prior year period, representing an increase of $182.9 million, or 8%. Other third party revenues for the current quarter were $20.8 million, compared to $14.7 million for the comparable prior year period, an increase of $6.1 million.
The increase in total revenues included third party net sales growth in Generics of 4% and Specialty of 33% as a result of net sales from products launched subsequent to July 1, 2015 (“new products”), and to a lesser extent, net sales from acquisitions, which together totaled approximately $237.3 million. This increase was partially offset by the net impact of decreased Generics pricing and the realization of the benefits of customer contract negotiations in Specialty totaling approximately $39.6 million, and a decline in volumes on existing products of approximately $15.0 million. Mylan’s current quarter total revenues were not significantly impacted by the effect of foreign currency translation.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 34% and 30% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $2.14 billion, compared to $2.06 billion for the comparable prior year period, an increase of $82.3 million, or 4%. In the Generics segment, the impact of foreign currency translation on current period third party net sales was insignificant and constant currency third party net sales increased by approximately $82.5 million, or 4% when compared to the prior year period. The graph below shows Generics third party net sales by region for the three months ended June 30, 2016 and 2015 and the increase (decrease) period over period:
Third party net sales from North America increased by $61.5 million or 6% during the three months ended June 30, 2016 when compared to the prior year period. This increase was principally due to net sales from significant new product introductions as a result of leveraging our strong global platform. This increase was partially offset by lower pricing and volumes on existing products. The unfavorable impact of foreign currency translation on current period third party net sales was approximately $4.8 million, or 1% within North America. As such, constant currency third party net sales increased by approximately $66.3 million, or 7% when compared to the prior year period.
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
Third party net sales from Europe increased by $33.2 million or 6% during the three months ended June 30, 2016 when compared to the prior year period. The increase in third party net sales was primarily the result of net sales from new product introductions, totaling approximately $25.5 million in the second quarter of 2016. In addition, there were higher volumes on existing products, while pricing was essentially flat in the second quarter of 2016 as a result of our diversified product portfolio. The favorable impact of foreign currency translation on current period third party net sales was approximately $5.6 million, or 1% within Europe. As such, constant currency third party net sales increased by approximately $27.6 million, or 5% when compared to the prior year period.

Third party net sales from Mylan’s business in France increased when compared to the prior year period primarily as a result of new product introductions, and we remain the generics market leader. In Italy, third party net sales decreased slightly when compared to the prior year period as a result of lower sales on existing products, partially offset by new product introductions.
Certain markets within Europe in which we do business have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.
Third party net sales from Rest of World decreased by $12.4 million, or 2%, during the three months ended June 30, 2016 compared to the prior year period. New product introductions across the region and higher sales in Japan and emerging markets positively impacted sales in the current quarter. Lower pricing and sales volumes in the region, including the anti-retroviral (“ARV”) franchise, unfavorably impacted third party net sales. However, sales within our ARV franchise progressively improved throughout the quarter as HIV tender volumes increased, and on a sequential basis sales increased over 30% from the first quarter of 2016. Third party net sales from Rest of World were not significantly impacted by the effect of foreign currency translation during the three months ended June 30, 2016. As such, constant currency third party net sales decreased by approximately $11.9 million, or 2%.
In addition to third party net sales, the Rest of World region also supplies finished dosage form (“FDF”) generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $220.1 million and $157.6 million in the three months ended June 30, 2016 and 2015, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan, third party net sales increased as a result of higher volumes on existing products and net sales from new products. This increase was partially offset by unfavorable pricing on existing products. In Australia, third party net sales declined slightly as a result of lower pricing. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
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

Specialty Segment
The graph below shows Specialty third party net sales for the three months ended June 30, 2016 and 2015 and the increase period over period:
Specialty third party net sales increased by $100.6 million or 33% during the three months ended June 30, 2016 when compared to the prior year period. The increase was primarily the result of higher unit volumes and the realization of the benefits of customer contract negotiations over the last several quarters related to the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), and higher sales of the Perforomist® Inhalation Solution and ULTIVA®.
Cost of Sales and Gross Profit
Cost of sales increased from $1.36 billion for the three months ended June 30, 2015 to $1.39 billion for the three months ended June 30, 2016, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2016 was $1.17 billion and gross margins were 46%. For the three months ended June 30, 2015, gross profit was $1.01 billion and gross margins were 43%. Gross margins were positively impacted in the current quarter by new product introductions by approximately 225 basis points and approximately 100 basis points resulting from higher EpiPen® Auto-Injector sales in the second quarter of 2016. Adjusted gross margins were approximately 56% for the three months ended June 30, 2016, compared to approximately 54% for the three months ended June 30, 2015. For the quarter ended June 30, 2016, new product introductions and higher sales within Specialty positively impacted adjusted gross margins by approximately 150 basis points and approximately 70 basis points, respectively.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is as follows:

	Three Months Ended
	June 30,
(In millions)	2016	2015
U.S. GAAP cost of sales	$1,389.0	$1,363.6
Deduct:
Purchase accounting related amortization	(249.7)	(242.7)
Acquisition related costs	(12.8)	(26.6)
Restructuring & other special items	(11.0)	(6.6)
Adjusted cost of sales	$1,115.5	$1,087.7

Adjusted gross profit (a)	$1,445.2	$1,284.0

Adjusted gross margin (a)	56%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2016 was $179.5 million, compared to $168.2 million for the comparable prior year period, an increase of $11.3 million. The increase is primarily due to the continued development of our respiratory, insulin and biologics programs. R&D expense also increased due to expenses of approximately $9.4 million in the second quarter of 2016 related to the Company’s collaboration agreement entered into on January 8, 2016 with Momenta Pharmaceuticals, Inc. (“Momenta”).
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $581.4 million, compared to $564.2 million for the comparable prior year period, an increase of $17.2 million. The increase in SG&A is primarily due to increased employee compensation expense of approximately $34.3 million including increased employee related costs as we invest in our continued growth as well as increased depreciation expense as a result of information technology related capital expenditures. These increases were partially offset by decreases in consulting and professional services expense of approximately $13.7 million and legal expense of approximately $14.3 million, primarily due to higher acquisition related costs incurred in the prior year period.
Litigation Settlements, Net
During the three months ended June 30, 2016 and 2015, the Company recorded a $0.1 million gain, net, and a $0.9 million gain, net, respectively. In the current year period, the Company resolved a number of litigation matters for immaterial amounts. In the prior year period, the gain was primarily related to the settlement of a patent infringement matter.
Interest Expense
Interest expense for the three months ended June 30, 2016 totaled $90.3 million, compared to $93.9 million for the three months ended June 30, 2015. The decrease is primarily due to lower amortization of discounts as a result of the repayment of the Company’s $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), and the result of the refinancing of certain debt instruments in 2015, partially offset by approximately $13.8 million of interest related to the issuance of the June 2016 Senior Notes (as defined below).

Other Expense, Net
Other expense, net, was $117.5 million in the current quarter, compared to $2.0 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the second quarter of 2016, other expense, net included foreign exchange losses of $67.9 million which included $84.2 million of unrealized mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts partially offset by foreign currency gains, the write off of approximately $30.2 million of financing fees related to the termination of the 2016 Bridge Credit Agreement and losses from equity affiliates of $24.9 million, primarily attributed to the Company’s clean energy investments. These items were partially offset by interest income and other individually insignificant gains. In the second quarter of 2015, other expense, net, included foreign exchange gains of $21.4 million offset by losses from equity affiliates of $25.0 million, primarily attributed to the Company’s clean energy investments.
Income Tax Provision
Income tax provision was $34.7 million for the three months ended June 30, 2016, compared to $12.8 million for the comparable prior year period. The effective tax rate was 17% and 7% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate for the three months ended June 30, 2016 versus the comparable prior quarter period was impacted by the changing mix of income earned in jurisdictions with differing tax rates, and the revaluation of deferred tax assets and liabilities in countries and states that changed their statutory corporate tax rate.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues (2)	% Change
Generics:
Third party net sales
North America (3)	$1,929.7	$1,803.5	7%	$12.0	$1,941.7	8%
Europe	1,191.9	977.3	22%	2.3	1,194.2	22%
Rest of World (3)	944.0	917.9	3%	18.4	962.4	5%
Total third party net sales	4,065.6	3,698.7	10%	32.7	4,098.3	11%

Other third party revenues	18.8	20.2	(7)%	0.3	19.1	(5)%
Total third party revenues	4,084.4	3,718.9	10%	33.0	4,117.4	11%

Intersegment sales (4)	2.2	3.8	NM	0.2	2.4	NM
Generics total revenues	4,086.6	3,722.7	10%	33.2	4,119.8	11%

Specialty:
Third party net sales	650.4	512.9	27%	—	650.4	27%
Other third party revenues	17.2	11.6	48%	—	17.2	48%
Total third party revenues	667.6	524.5	27%	—	667.6	27%

Intersegment sales (4)	6.4	4.6	NM	—	6.4	NM
Specialty total revenues	674.0	529.1	27%	—	674.0	27%

Elimination of intersegment sales (4)	(8.6)	(8.4)	NM	(0.2)	(8.8)	NM
Consolidated total revenues	$4,752.0	$4,243.4	12%	$33.0	$4,785.0	13%

____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)	The constant currency revenue change is derived by translating third party net sales for the current period at prior year comparative period exchange rates.

(3)
Beginning in the first quarter of 2016, the Company reclassified sales from its Brazilian operation from Rest of World to North America. The amount reclassified for the six months ended June 30, 2015 was approximately $21.3 million.

(4)	The percentage changes in intersegment sales are considered not meaningful (or, “NM”) in terms of the Company’s total revenue as intersegment sales eliminate in consolidation.
Total Revenues
For the six months ended June 30, 2016, Mylan reported total revenues of $4.75 billion, compared to $4.24 billion for the comparable prior year period, representing an increase of $508.6 million, or 12%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the six months ended June 30, 2016 were $4.72 billion, compared to $4.21 billion for the comparable prior year period, representing an increase of $504.4 million, or 12%. Other third party revenues for the six months ended June 30, 2016 were $36.0 million, compared to $31.8 million for the comparable prior year period, an increase of $4.2 million.
The increase in total revenues included third party net sales growth in Generics of 10% and Specialty of 27%. Contributing to this increase was net sales from new products and other acquisitions, and to a lesser extent, the two additional months of net sales from the EPD Business (“incremental EPD Business sales”) in the Generics segment when compared to the six months ended June 30, 2015, which totaled approximately $628.5 million. Net sales from existing products decreased approximately $92.2 million as a result of the net impact of a decline in Generics pricing and the realization of the benefits of customer contract negotiations in Specialty totaling approximately $79.1 million, and a decline in volume of approximately $13.1 million. Mylan’s total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Canada, Europe, India, and Australia, partially offset by the strengthening of the Japanese Yen. The unfavorable impact of foreign currency translation on current year total revenues was approximately $32.9 million, or 1% resulting in an increase in constant currency total revenues of approximately $541.5 million, or 13%.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% and 28% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.
Generics Segment
For the six months ended June 30, 2016, Generics third party net sales were $4.07 billion, compared to $3.70 billion for the comparable prior year period, an increase of $366.9 million, or 10%. In the Generics segment, the unfavorable impact of foreign currency translation on current period third party net sales was approximately $32.7 million, or 1%. As such, constant currency third party net sales increased by approximately $399.6 million, or 11% when compared to the prior year period. The graph below shows Generics third party net sales by region for the six months ended June 30, 2016 and 2015 and the increase period over period:

Third party net sales from North America increased by $126.2 million or 7% during the six months ended June 30, 2016 when compared to the prior year period. This increase was principally due to net sales from significant new product introductions as a result of our strong global platform, and to a lesser extent, the incremental EPD Business sales, totaling approximately $313.6 million. This increase was partially offset by lower pricing and volumes on existing products. The unfavorable impact of foreign currency translation on the current period third party net sales was approximately $12.0 million or 1% when compared to the prior year period. As such, constant currency third party net sales increased by approximately $138.2 million, or 8% when compared to the prior year period.
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
Third party net sales from Europe increased by $214.6 million or 22% during the six months ended June 30, 2016 when compared to the prior year period. This increase was primarily the result of the incremental EPD Business sales, and to a lesser extent, net sales from new products, totaling approximately $203.8 million during the six months ended June 30, 2016. In addition, there were higher volumes on existing products, while pricing was essentially flat in the first half of 2016 as a result of our diversified product portfolio. Third party net sales from Europe were not significantly impacted by the effect of foreign currency translation during the six months ended June 30, 2016. As such, constant currency third party net sales increased by approximately $216.9 million, or 22% when compared to the prior year period.
Third party net sales from Mylan’s business in France increased when compared to the prior year as a result of incremental EPD Business sales, higher volumes on existing products and new product introductions. Our market share in France increased for the six months ended June 30, 2016, and we remain the generics market leader. In Italy, third party net sales increased when compared to the prior year period as a result of incremental EPD Business sales, and to a lesser extent, new product introductions, which was partially offset by lower sales of existing products.
Certain markets in Europe in which we do business have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.
Third party net sales from Rest of World increased by $26.1 million or 3% during the six months ended June 30, 2016 when compared to the prior year period. This increase was primarily driven by the incremental EPD Business sales, and to a lesser extent, new product introductions across the region, together totaling $111.0 million, combined with higher sales in Japan and emerging markets. These increases were partially offset by lower pricing and sales volumes in the region, including the ARV franchise. However, sales within our ARV franchise progressively grew throughout the first half of the year, and on a sequential basis second quarter sales increased over 30% from the first quarter of 2016. The unfavorable impact of foreign currency translation on current year third party net sales was approximately $18.4 million, or 2%. As such, constant currency third party net sales increased by approximately $44.5 million, or 5%.

In addition to third party net sales, the Rest of World region also supplies FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $435.1 million and $316.5 million in the six months ended June 30, 2016 and 2015, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated third party net sales.
In Japan and Australia, third party net sales increased as a result of the incremental EPD Business sales, higher volumes on existing products and net sales from new products. This increase was partially offset by unfavorable pricing on existing products. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
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
Specialty Segment
The graph below shows Specialty third party net sales for the six months ended June 30, 2016 and 2015 and the increase period over period:
Specialty third party net sales increased by $137.5 million or 27% during the six months ended June 30, 2016 when compared to the prior year period. The increase was primarily the result of higher unit volumes and the realization of the benefits of customer contract negotiations over the last several quarters related to the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), and higher sales of the Perforomist® Inhalation Solution and ULTIVA®.
Cost of Sales and Gross Profit
Cost of sales increased from $2.41 billion for the six months ended June 30, 2015 to $2.67 billion for the six months ended June 30, 2016, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. In addition to the increase in net sales, the increase in cost of sales was also impacted by the acquisition related amortization expense of Jai Pharma Limited and an additional two months of amortization expense related to the EPD Business as compared to the prior year period. Gross profit for the six months ended June 30, 2016 was $2.08 billion and gross margins were 44%. For the six months ended June 30, 2015, gross profit was $1.84 billion and gross margins were 43%. Gross margins were positively impacted in the current year by new product introductions and higher sales within Specialty which positively impacted gross margins by approximately 210 and 75 basis points, respectively. These increases were partially offset by increased amortization expense which negatively impacted gross margins by approximately 215 basis points. Adjusted gross margins were approximately 55% for the six months ended June 30, 2016, compared to approximately 54% for the six months ended June 30, 2015. For the six months ended June 30, 2016, new product introductions and higher sales within Specialty positively impacted adjusted gross margins by approximately 140 and 35 basis points, respectively.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is as follows:

	Six Months Ended
	June 30,
(In millions)	2016	2015
U.S. GAAP cost of sales	$2,673.3	$2,405.2
Deduct:
Purchase accounting related amortization	(493.3)	(382.9)
Acquisition related costs	(31.3)	(38.9)
Restructuring & other special items	(26.2)	(14.6)
Adjusted cost of sales	$2,122.5	$1,968.8

Adjusted gross profit (a)	$2,629.5	$2,274.6

Adjusted gross margin (a)	55%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2016 was $433.1 million, compared to $338.1 million for the comparable prior year period, an increase of $95.0 million. During the six months ended June 30, 2016, the Company made an upfront payment to Momenta for $45 million related to the Company’s collaboration agreement and incurred approximately $13.3 million of additional R&D expense related to the collaboration. The additional two months of expense related to the EPD Business in the current year increased R&D expense by approximately $9 million. R&D expense also increased due to the continued development of our respiratory, insulin and biologics programs. During the six months ended June 30, 2016, the Company incurred approximately $15 million of milestone payments related to the collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”). In the prior year period, the Company incurred a $15 million upfront licensing payment related to the collaboration with Theravance Biopharma.
Selling, General & Administrative Expense
SG&A for the six months ended June 30, 2016 was $1.13 billion, compared to $1.05 billion for the comparable prior year period, an increase of $83.3 million. Factors contributing to the increase in SG&A include the additional two months of expense related to the EPD Business, which increased SG&A by approximately $66.6 million in 2016. In addition, the increase in SG&A is due to increased employee compensation expense of approximately $32.4 million including increased employee related costs as we invest in our continued growth as well as increased depreciation expense as a result of information technology related capital expenditures. These increases were partially offset by decreases in consulting and professional services expense of approximately $22.6 million and legal expense of approximately $18.6 million, primarily due to higher acquisition related costs incurred in the prior year period.
Litigation Settlements, Net
During the six months ended June 30, 2016 and 2015, the Company recorded a $1.6 million gain, net, and $16.8 million charge, net, respectively. During the six months ended June 30, 2016 the gain was primarily related to the settlement of an intellectual property matter and a number of resolved immaterial litigation matters. In the prior year period, the charge was primarily related to the settlement of an antitrust matter, partially offset by a gain related to the settlement of a patent infringement matter.

Interest Expense
Interest expense for the six months ended June 30, 2016 totaled $160.6 million, compared to $173.4 million for the six months ended June 30, 2015. The decrease is primarily due to lower amortization of discounts as a result of the repayment of the Company’s Cash Convertible Notes in September 2015, and the result of the refinancing of certain debt instruments in 2015, partially offset by approximately $13.8 million of interest related to the issuance of the June 2016 Senior Notes.
Other Expense, Net
Other expense, net, was $133.8 million for the six months ended June 30, 2016, compared $20.5 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the current year, other expense, net, included losses from equity affiliates of approximately $55.8 million, principally related to the Company’s clean energy investments, foreign exchange losses of approximately $53.7 million which included $84.2 million of unrealized mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts offset by foreign exchange gains and the write off of approximately $33.2 million of financing fees related to the termination of the 2016 Bridge Credit Agreement. These items were partially offset by interest income and other individually insignificant gains. In the prior year, other expense, net included losses from equity affiliates of approximately $49.7 million, principally from the Company’s clean energy investments, partially offset by foreign exchange gains of approximately $25.1 million.
Income Tax Provision
Income tax provision was $39.8 million for the six months ended June 30, 2016, compared to $17.5 million for the comparable prior year period. The effective tax rate was 18% and 7% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the six months ended June 30, 2016 was impacted by the changing mix of income earned in jurisdictions with differing tax rates and the revaluation of deferred tax assets and liabilities in countries and states that changed their statutory corporate tax rate.
Use of Non-GAAP Financial Measures
Whenever the Company uses non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measures to their most directly comparable U.S. GAAP financial measure. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of non-GAAP measures to their most directly comparable U.S. GAAP measure set forth below and should consider non-GAAP measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with U.S. GAAP. Additionally, since these are not measures determined in accordance with U.S. GAAP, non-GAAP financial measures have no standardized meaning across companies, or as prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar measures or measures with the same title used by other companies.
Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. In addition, primarily due to acquisitions, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the adjusted EPS metric.
Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “adjusted cost of sales” and the corresponding non-GAAP financial measure “adjusted gross margin.” The principal items excluded from adjusted cost of sales include restructuring, acquisition related and other special items and purchase accounting amortization and other related items, which are described in greater detail below.
Adjusted Earnings and Adjusted EPS
Adjusted net earnings attributable to Mylan N.V. (“adjusted earnings”) is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Adjusted earnings and adjusted earnings per diluted share (“adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Actual internal and forecasted operating results and annual budgets include adjusted earnings and adjusted EPS.

The significant items excluded from adjusted cost of sales, adjusted earnings and adjusted EPS include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded from adjusted cost of sales, adjusted earnings and adjusted EPS. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including in-process research and development), accretion and the fair value adjustments related to contingent consideration.

Upfront and Milestone-Related R&D Expenses
These expenses and payments are excluded from adjusted earnings and adjusted EPS because they generally occur at irregular intervals and are not indicative of the Company’s ongoing operations. Also included in this adjustment are certain expenses related to the Company’s collaboration agreement with Momenta including certain milestone related costs. Such costs include payments related to Mylan’s future decisions, on a product by product basis, to continue with the development of such product in the collaboration after certain R&D work is performed. Related amounts are excluded from adjusted earnings as Mylan considers such payments as additional upfront buy-in payments for the products.
Restructuring, Acquisition Related and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted earnings and adjusted EPS, as applicable. These amounts include items such as:

•
Exit costs associated with facilities to be closed or divested, including employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs and other restructuring related costs;

•
Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions such as advisory and legal fees and certain financing related costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”); only included in adjusted earnings and adjusted EPS is the net tax effect of the entity’s activities; and

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2016		2015		2016		2015
U.S. GAAP net earnings attributable to Mylan N.V. and U.S. GAAP diluted EPS	$168.4	$0.33	$167.8	$0.32	$182.3	$0.36	$224.4	$0.46
Purchase accounting related amortization (primarily included in cost of sales)	255.4		246.6		504.7		390.6
Litigation settlements, net	(0.1)		(0.9)		(1.6)		16.8
Interest expense	7.7		16.2		13.4		28.4
Non-cash accretion of contingent consideration liability	10.3		9.6		20.3		18.8
Clean energy investments pre-tax loss (a)	20.1		21.7		45.6		44.2
Acquisition related costs (primarily included in other expense, net) (b)	174.6		72.6		236.2		151.4
Restructuring and other special items included in:
Cost of sales	11.0		6.7		26.2		14.7
Research and development expense (c)	10.4		—		76.5		17.9
Selling, general and administrative expense	12.2		24.9		19.0		32.7
Other expense, net	0.5		1.1		2.7		8.1
Tax effect of the above items and other income tax related items	(78.1)		(92.0)		(146.6)		(164.6)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$592.4	$1.16	$474.3	$0.91	$978.7	$1.92	$783.4	$1.62
Weighted average diluted ordinary shares outstanding	509.7		521.9		509.6		482.8
____________

(a)
Adjustment represents exclusion of the pre-tax loss related to Mylan's clean energy investments and related financing, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense, net in the Condensed Consolidated Statements of Operations.

(b)
Acquisition related costs primarily relate to ongoing acquisition and integration activities. Acquisition related costs included in other expense, net include approximately $84.2 million of unrealized mark-to-market losses related to the Company's SEK non-designated foreign currency contracts and approximately $37.9 million and $45.2 million related to the amortization and write off of deferred financing fees related to the termination of the 2016 Bridge Credit Agreement for the three and six months ended June 30, 2016, respectively. Acquisition related costs for the three and six months ended June 30, 2016, also includes approximately $12.5 million of interest expense, net of interest income, related to the issuance of June 2016 Senior Notes for the period prior to the anticipated completion date of the Offer.

(c)
R&D expense includes a $45 million upfront payment to Momenta and $15 million of milestone payments to Theravance Biopharma for the six months ended June 30, 2016. In addition, included in this amount for the three and six months ended June 30, 2016 is approximately $9.4 million and $13.3 million, respectively, of R&D expense incurred related to the Company’s collaboration with Momenta.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $497.1 million for the six months ended June 30, 2016. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $115.4 million to $497.1 million for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $381.7 million for the six months ended June 30, 2015. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in non-cash expenses of $206.9 million. The increase in non-cash expenses was principally the result of increased depreciation and amortization as a result of acquisitions completed during 2015, write off of certain financing fees, the unrealized mark-to-market losses on acquisition-related foreign currency derivatives and a number of other non-cash charges including the accretion of the contingent consideration liability and increased losses in equity method investments, which were partially offset by decreased litigation settlements, increased deferred tax benefits and increased inventory reserves;

•	a net increase in the amount of cash provided by changes in income taxes payable of $169.7 million as a result of a lower amount of estimated tax payments made during the current year; and

•
a net increase in the amount of cash provided by changes in accounts receivable, including estimated sales allowances, of $33.5 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances.

These items were partially offset by the following:

•	a net increase in the amount of cash used through changes in trade accounts payable of $215.0 million as a result of the timing of cash payments; and

•	a net increase in the amount of cash used through changes in other operating assets and liabilities of $33.4 million principally as a result of the timing of certain payroll related payments.

Investing Activities
Cash used in investing activities was $1.30 billion for the six months ended June 30, 2016, as compared to $267.8 million for the six months ended June 30, 2015, a net increase of $1.03 billion. The net increase in cash used in investing activities was principally the result of the following:

•
an increase in net cash paid for acquisitions of $943.3 million which relates to the Company’s acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC (the “Topicals Business”);

•
an increase in payments for product rights and other investing activities, net, which totaled $180.0 million for the six months ended June 30, 2016, as compared to $104.6 million in the prior year period. In the current year, the Company paid $57.9 million to acquire a marketed pharmaceutical product and $90 million to acquire certain European intellectual property rights and marketing authorizations, which was accrued for at December 31, 2015;

•
an increase in the change in restricted cash which totaled $50.6 million for the six months ended June 30, 2016, as compared to $11.2 million in the prior year period. In the current year, restricted cash increased approximately $50 million related to amounts deposited in escrow for potential contingent consideration payments in connection with the acquisition of the Topicals Business; and

•	a decrease in proceeds from the sale of marketable securities which totaled $10.9 million for the six months ended June 30, 2016, as compared to $21.6 million in the prior year period.
These items were partially offset by the following:

•
a decrease in the purchase of marketable securities, which totaled $17.3 million during the six months ended June 30, 2016, as compared to $51.6 million in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the prior year; and

•
a decrease in capital expenditures, primarily for equipment and facilities, which totaled approximately $121.0 million in the current period, compared to $122.0 million in the comparable prior year period. While there can be no assurance that current expectations will be realized, capital expenditures for the 2016 calendar year are expected to be approximately $400 million to $500 million.

Financing Activities
Cash provided by financing activities was $5.92 billion for the six months ended June 30, 2016, compared to cash provided by financing activities of $113.4 million for the six months ended June 30, 2015, a net increase of $5.81 billion. The net increase in cash provided by financing activities was principally the result of the following:

•
an increase in proceeds from long-term debt of $6.2 billion which was attributable to the Company’s issuance of $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026, and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 (collectively, the “June 2016 Senior Notes”) in the second quarter of 2016 in anticipation of the completion of the Offer. In the prior year period, the Company received proceeds of approximately $305 million under the Revolving Facility; and

•
a decrease in payments of long-term debt, which totaled $500.0 million for the six months ended June 30, 2016, as compared to $973.6 million for the six months ended June 30, 2015. In the current year, the Company paid the principal amount of $500.0 million on the 1.800% Senior Notes due 2016 which matured on June 24, 2016. In the prior year, the Company made payments of approximately $145 million on the Revolving Facility and paid $828.5 million in connection with the conversion of a portion of the Cash Convertible Notes.

These items were partially offset by the following:

•
a decrease in proceeds from the cash convertible note hedge which totaled $667.9 million in the prior year and zero in the current year as the cash convertible note hedge settled in the third quarter of 2015 in conjunction with the maturity and full redemption of the Cash Convertible Notes;

•	a decrease in proceeds from the exercise of stock options which totaled $6.8 million in the current year, as compared to $86.4 million in the prior year period; and

•
a decrease in net short-term borrowings, which totaled $54.7 million in the current year as compared to $105.6 million in the prior year period due to reduced borrowings under the Company’s accounts receivable securitization facility.

Capital Resources
Excluding funds from the June 2016 Senior Notes, our cash and cash equivalents at our non-U.S. operations totaled $1.56 billion at June 30, 2016. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.

Issuance of June 2016 Senior Notes
During the second quarter of 2016, in anticipation of the completion of the Offer, Mylan N.V. issued the June 2016 Senior Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The June 2016 Senior Notes were issued pursuant to an indenture, dated as of June 9, 2016 (the “Indenture”), among the Company, Mylan Inc., as guarantor (the “Guarantor”), and The Bank of New York Mellon, as trustee. The June 2016 Senior Notes were guaranteed by Mylan Inc. upon issuance. In addition, the Company entered into a registration rights agreement, dated as of June 9, 2016, pursuant to which the Company and Mylan Inc. will use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the June 2016 Senior Notes for new notes with the same aggregate principal amount and terms identical in all material respects and to cause the exchange offer registration statement to be declared effective by the SEC and to consummate the exchange offer not later than 365 days following the date of issuance of the June 2016 Senior Notes.
The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to enter into sale and leaseback transactions; create liens; consolidate, merge or sell all or substantially all of the Company’s assets; and with respect to such subsidiaries only, guarantee certain of our or our other subsidiaries’ outstanding obligations or incur certain obligations without also guaranteeing our obligations under the June 2016 Senior Notes on a senior basis. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture. If an event of default with respect to the June 2016 Senior Notes of a series occurs under the Indenture, the principal amount of all of the June 2016 Senior Notes of such series then outstanding, plus accrued and unpaid interest, if any, to the date of acceleration, may become immediately due and payable.
The 2.500% Senior Notes due 2019 mature on June 7, 2019, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 2.500% Senior Notes due 2019 bear interest at a rate of 2.500% per annum, accruing from June 9, 2016. Interest on the 2.500% Senior Notes due 2019 is payable semi-annually in arrears on June 7 and December 7 of each year, commencing on December 7, 2016. The 3.150% Senior Notes due 2021 mature on June 15, 2021, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 3.150% Senior Notes due 2021 bear interest at a rate of 3.150% per annum, accruing from June 9, 2016. Interest on the 3.150% Senior Notes due 2021 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 3.950% Senior Notes due 2026 mature on June 15, 2026, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 3.950% Senior Notes due 2026 bear interest at a rate of 3.950% per annum, accruing from June 9, 2016. Interest on the 3.950% Senior Notes due 2026 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 5.250% Senior Notes due 2046 mature on June 15, 2046, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The 5.250% Senior Notes due 2046 bear interest at a rate of 5.250% per annum, accruing from June 9, 2016. Interest of the 5.250% Senior Notes due 2046 is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016.
At June 30, 2016, the outstanding balance of the 2.500% Senior Notes due 2019, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 was $998.9 million, $2.25 billion, $2.23 billion and $999.8 million, respectively, which includes discounts of $1.1 million, $2.6 million, $17.2 million and $0.2 million, respectively. During the six months ended June 30, 2016, the Company incurred approximately $45.0 million in financing fees, which were recorded as deferred financing costs in the Condensed Consolidated Balance Sheets.
2016 Bridge Credit Agreement
In connection with the Offer, on February 10, 2016, the Company entered into a Bridge Credit Agreement (the “2016 Bridge Credit Agreement”), among the Company, as borrower, Mylan Inc., as guarantor, Deutsche Bank AG Cayman Islands Branch, as administrative agent and a lender, Goldman Sachs Bank USA, as a lender, Goldman Sachs Lending Partners LLC, as a lender, and other lenders party thereto from time to time. The Company incurred total financing and ticking fees of approximately $45.2 million related to the 2016 Bridge Credit Agreement. During the first quarter of 2016, the Company wrote off approximately $3.0 million of financing fees related to the Tranche B Loans (as defined in the 2016 Bridge Credit Agreement) in conjunction with the termination of the Tranche B Loans. The remaining commitments under the 2016 Bridge Credit Agreement were permanently terminated in their entirety in connection with the completion of the offering of the June

2016 Senior Notes. As a result of the termination of the 2016 Bridge Credit Agreement, the Company expensed the remaining $30.2 million of unamortized financing fees related to the 2016 Bridge Credit Agreement to other expense, net in the Condensed Consolidated Statements of Operations during the second quarter of 2016.
Revolving Facility
On December 19, 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, and further amended on June 19, 2015, October 28, 2015 and February 22, 2016 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.65 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At June 30, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility is LIBOR (determined in accordance with the Revolving Credit Agreement) plus 1.325% per annum. In addition, the Revolving Facility has a facility fee which is 0.175%. At June 30, 2016 and December 31, 2015, we had a total of $11.1 million outstanding under existing letters of credit. Additionally, as of June 30, 2016, we had $143.8 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
Amendment to the Revolving Credit Facility, 2015 Term Loan and 2014 Term Loan
On February 22, 2016, the Company and Mylan Inc. (the “Borrower”) entered into (i) Amendment No. 3 (the “Revolving Amendment”) to the Company’s Revolving Credit Agreement dated December 19, 2014, as amended on May 1, 2015, further amended on June 19, 2015 and further amended on October 28, 2015 (as amended further by the Revolving Amendment, the “Revolving Credit Agreement”) which provided for a $1.65 billion revolving facility (the “Revolving Facility”), among the Borrower, the Company, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, (ii) Amendment No. 2 (the “2015 Term Amendment”) to the Company’s Term Credit Agreement dated July 15, 2015, as amended on October 28, 2015 (as amended further by the 2015 Term Amendment, the “2015 Term Credit Agreement”) which provided for a delayed-draw term loan credit facility including loans totaling $1.6 billion (the “2015 Term Loans”), among the Borrower, the Company, certain lenders and PNC Bank, National Association, as administrative agent, and (iii) Amendment No. 3 (the “2014 Term Amendment”) to the Company’s Term Credit Agreement dated December 19, 2014, as amended on May 1, 2015 and further amended on October 28, 2015 (as amended further by the 2014 Term Amendment, the “2014 Term Credit Agreement”) which provided for an $800 million term loan (the “2014 Term Loan”), among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent. The Revolving Amendment, 2015 Term Amendment and 2014 Term Amendment provide that the Company’s acquisition of Meda constitutes a Qualified Acquisition (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) and amends the event of default provisions to provide that any “change of control” put rights under any indebtedness of any Acquired Entity or Business (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) or its subsidiaries that are triggered as a result of the acquisition of any Acquired Entity or Business will not result in an event of default so long as any such indebtedness that is put in accordance with the terms of such indebtedness is paid as required by the terms of such indebtedness.
Meda Debt
Upon settlement of the Offer on August 5, 2016, Meda became a controlled subsidiary of Mylan. As described in the Registration Statement, Meda is party to certain debt obligations, all of which remained outstanding following the settlement of the Offer. As of June 30, 2016, approximately SEK 28.35 billion aggregate principal amount of Meda’s outstanding debt obligations and committed bank facilities contained change of control provisions that were triggered upon settlement of the Offer.
The settlement of the Offer constituted a change of control under the Facilities Agreement, dated as of December 17, 2014 (as amended on October 29, 2015, the “Facilities Agreement”), among Meda, as borrower, the lenders party thereto (the “Lenders”) and Danske Bank A/S, as agent (“Danske”). As of June 30, 2016, there was SEK 20.31 billion aggregate principal amount of loans outstanding under the Facilities Agreement. In accordance with the terms of the Facilities Agreement, Meda is negotiating with Danske and the Lenders to agree to terms and conditions acceptable for continuing the Facilities Agreement. If no agreement is reached within 30 days of Danske’s receipt of notice from Meda of such change of control, each Lender may cancel its commitments and request repayment of its loans under the Facilities Agreement by notice to Meda, with repayment to be made not less than 30 days after such notice to Meda.
The settlement of the Offer constituted a Change of Control (as defined in the Loan Agreement referred to below) under the Loan Agreement, dated as of September 17, 2014 (the “Loan Agreement”), between Meda, as borrower, and AB

Svensk Exportkredit (publ), as lender (“Svensk Exportkredit”). As of June 30, 2016, there was SEK 2 billion aggregate principal amount of loans outstanding under the Loan Agreement. In accordance with the terms of the Loan Agreement, Meda may negotiate with Svensk Exportkredit to agree to terms and conditions acceptable for continuing the Loan Agreement. If no agreement is reached within 30 days of Svensk Exportkredit’s receipt of notice from Meda of the Change of Control, Svensk Exportkredit may cancel its commitment and demand repayment of the loans under the Loan Agreement by notice to Meda, with repayment to be made not less than 30 days after such notice to Meda. The loans under the Loan Agreement will be repaid in accordance with the terms thereof.
The settlement of the Offer constituted a change of control under the terms of the notes issued by Meda under its MTN Program. In accordance with the terms of the notes, Meda notified the noteholders of the occurrence of the change of control on August 5, 2016. As a result of such change of control, each noteholder has an individual right (a “put right”) to demand early redemption of the notes at their principal amount, together with accrued interest up to and including the date of redemption. The date of redemption for the notes of the noteholders that choose to exercise their put rights will be November 3, 2016. Each noteholder that wishes to exercise a put right must inform Meda thereof no later than October 4, 2016. The distribution of the redemption amount will be administered by Euroclear Sweden AB.
The settlement of the Offer constituted an Acceleration Event (as defined in the Rottapharm Agreement referred to below) under the Sale and Purchase Agreement, dated as of July 30, 2014 (the “Rottapharm Agreement”), among Fidim S.r.l., Meda Pharma S.p.A and Meda, the occurrence of which accelerated a deferred payment of €275 million relating to Meda’s acquisition of Rottapharm S.p.A. which otherwise would have been payable in January 2017.
Mylan anticipates that it will have sufficient liquidity to repurchase, repay or refinance any of the foregoing Meda debt obligations to the extent required.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding long-term debt at June 30, 2016, excluding the discounts and premiums, are as follows for each of the periods ending December 31:
The Company’s next significant debt maturity is in the fourth quarter of 2016, as the Company’s 1.350% Senior Notes due 2016 mature. The Company intends to utilize available liquidity to fund the repayment of the 1.350% Senior Notes due 2016.
The Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2015 Term Loans, 2014 Term Loan and Revolving Facility contain a maximum consolidated leverage ratio financial covenant. We have been compliant with these financial covenants during the six months ended June 30, 2016, and we expect to remain in compliance for the next twelve months.

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
Our most significant contingent payment relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The Company has also recorded contingent consideration related to the acquisition of the Topicals Business, the acquisition of Jai Pharma Limited, the acquisition of Agila Specialties Private Limited (“Agila”) and certain other acquisitions. The amount of contingent consideration recorded was $550.7 million and $526.4 million at June 30, 2016 and December 31, 2015, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments of up to $200 million. The Company and Momenta will jointly be responsible for product development and will equally share in the costs and profits related to the products. Under the agreement, Mylan will lead the worldwide commercialization efforts.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
There have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and Mylan’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

ITEM 6. EXHIBITS
4.1
Indenture, dated as of June 9, 2016, among the Company, as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

4.2
Registration Rights Agreement, dated as of June 9, 2016, among the Company, as issuer, Mylan Inc., as guarantor, and Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the $1 billion aggregate principal amount of the Company’s 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of the Company’s 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of the Company’s 3.950% Senior Notes due 2026, and $1 billion aggregate principal amount of the Company’s 5.250% Senior Notes due 2046, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

10.1	Retirement and Consulting Agreement, dated April 13, 2016, between Mylan Inc. and John D. Sheehan.*

10.2	Executive Employment Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks.*

10.3	Transition and Succession Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks.*

10.4
Amendment No. 1, dated May 20, 2016, to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2015, among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Purchaser Agents from time to time party thereto, the LOC Issuers from time to time party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.5	Letter Agreement, dated June 3, 2016, among Mylan N.V., Mylan Inc., and Robert J. Coury.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 9, 2016

/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
August 9, 2016

EXHIBIT INDEX

10.1	Retirement and Consulting Agreement, dated April 13, 2016, between Mylan Inc. and John D. Sheehan.*

10.2	Executive Employment Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks.*

10.3	Transition and Succession Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks.*

10.4
Amendment No. 1, dated May 20, 2016, to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2015, among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Purchaser Agents from time to time party thereto, the LOC Issuers from time to time party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.5	Letter Agreement, dated June 3, 2016, among Mylan N.V., Mylan Inc., and Robert J. Coury.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.