Form 10-Q
period 2016-09-30
Mylan N.V.
filed 2016-11-09
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 4, 2016, there were 535,105,253 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2016

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Net sales	$3,029.5	$2,676.2	$7,745.5	$6,887.8
Other revenues	27.6	19.0	63.6	50.8
Total revenues	3,057.1	2,695.2	7,809.1	6,938.6
Cost of sales	1,773.8	1,379.9	4,447.1	3,785.1
Gross profit	1,283.3	1,315.3	3,362.0	3,153.5
Operating expenses:
Research and development	199.1	174.8	632.2	512.9
Selling, general and administrative	656.9	537.1	1,787.6	1,584.5
Litigation settlements and other contingencies, net	558.0	2.3	556.4	19.1
Total operating expenses	1,414.0	714.2	2,976.2	2,116.5
(Loss) earnings from operations	(130.7)	601.1	385.8	1,037.0
Interest expense	144.4	95.1	305.0	268.5
Other expense, net	50.2	50.9	184.0	71.4
(Loss) earnings before income taxes and noncontrolling interest	(325.3)	455.1	(103.2)	697.1
Income tax (benefit) provision	(205.5)	26.5	(165.7)	44.0
Net (loss) earnings	(119.8)	428.6	62.5	653.1
Net earnings attributable to the noncontrolling interest	—	—	—	(0.1)
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(119.8)	$428.6	$62.5	$653.0
(Loss) earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$(0.23)	$0.87	$0.12	$1.40
Diluted	$(0.23)	$0.83	$0.12	$1.32
Weighted average ordinary shares outstanding:
Basic	523.6	490.5	505.9	466.2
Diluted	523.6	514.0	515.2	493.2

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (loss) earnings	$(119.8)	$428.6	$62.5	$653.1
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	290.6	(148.4)	645.5	(526.7)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.1	—	(0.3)	3.9
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	22.8	(84.2)	(22.9)	(67.4)
Net unrecognized loss on derivatives in net investment hedging relationships	(10.4)	—	(10.4)	—
Net unrealized gain (loss) on marketable securities	21.5	(0.2)	32.5	(0.4)
Other comprehensive earnings (loss), before tax	324.6	(232.8)	644.4	(590.6)
Income tax provision (benefit)	13.7	(30.8)	0.5	(24.0)
Other comprehensive earnings (loss), net of tax	310.9	(202.0)	643.9	(566.6)
Comprehensive earnings	191.1	226.6	706.4	86.5
Comprehensive earnings attributable to the noncontrolling interest	—	—	—	(0.1)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$191.1	$226.6	$706.4	$86.4

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,256.6	$1,236.0
Accounts receivable, net	3,098.9	2,689.1
Inventories	2,687.5	1,951.0
Prepaid expenses and other current assets	922.1	596.6
Total current assets	7,965.1	6,472.7
Property, plant and equipment, net	2,284.2	1,983.9
Intangible assets, net	15,613.4	7,221.9
Goodwill	9,633.1	5,380.1
Deferred income tax benefit	441.8	457.6
Other assets	600.9	751.5
Total assets	$36,538.5	$22,267.7

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,254.9	$1,109.6
Short-term borrowings	54.2	1.3
Income taxes payable	164.5	92.4
Current portion of long-term debt and other long-term obligations	4,434.6	1,077.0
Other current liabilities	3,645.8	1,841.9
Total current liabilities	9,554.0	4,122.2
Long-term debt	11,328.6	6,295.6
Deferred income tax liability	2,189.6	718.1
Other long-term obligations	1,637.5	1,366.0
Total liabilities	24,709.7	12,501.9
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 536,384,447 and 491,928,095 as of September 30, 2016 and December 31, 2015	6.0	5.5
Additional paid-in capital	8,484.6	7,128.6
Retained earnings	4,524.6	4,462.1
Accumulated other comprehensive loss	(1,120.4)	(1,764.3)
	11,894.8	9,831.9
Noncontrolling interest	1.5	1.4
Less: Treasury stock — at cost
Shares: 1,311,193 as of September 30, 2016 and December 31, 2015	67.5	67.5
Total equity	11,828.8	9,765.8
Total liabilities and equity	$36,538.5	$22,267.7

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$62.5	$653.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,046.4	691.4
Share-based compensation expense	71.1	66.4
Deferred income tax benefit	(356.6)	(62.2)
Loss from equity method investments	85.5	77.5
Other non-cash items	226.1	206.2
Litigation settlements and other contingencies, net	558.6	19.1
Write off of financing fees	35.8	—
Losses on acquisition-related foreign currency derivatives	128.6	—
Changes in operating assets and liabilities:
Accounts receivable	183.3	(54.3)
Inventories	(336.7)	(288.4)
Trade accounts payable	(45.0)	242.5
Income taxes	51.3	(178.5)
Other operating assets and liabilities, net	(13.2)	(16.3)
Net cash provided by operating activities	1,697.7	1,356.5
Cash flows from investing activities:
Capital expenditures	(239.5)	(207.3)
Change in restricted cash	(50.5)	25.9
Purchase of marketable securities	(22.8)	(59.1)
Proceeds from sale of marketable securities	15.8	29.4
Cash paid for acquisitions, net	(6,151.7)	—
Cash paid for Meda's unconditional deferred payment	(308.0)	—
Settlement of acquisition-related foreign currency derivatives	(128.6)	—
Payments for product rights and other, net	(196.3)	(428.2)
Net cash used in investing activities	(7,081.6)	(639.3)
Cash flows from financing activities:
Payments of financing fees	(95.3)	(114.7)
Change in short-term borrowings, net	48.6	(329.7)
Proceeds from convertible note hedge	—	1,970.8
Proceeds from issuance of long-term debt	6,519.8	2,390.0
Payments of long-term debt	(1,067.0)	(4,334.1)
Proceeds from exercise of stock options	11.1	92.8
Taxes paid related to net share settlement of equity awards	(12.9)	(31.7)
Contingent consideration payments	(15.5)	—
Acquisition of noncontrolling interest	(1.0)	(11.7)
Other items, net	1.6	49.6
Net cash provided by (used in) financing activities	5,389.4	(318.7)
Effect on cash of changes in exchange rates	15.1	(37.0)
Net increase in cash and cash equivalents	20.6	361.5
Cash and cash equivalents — beginning of period	1,236.0	225.5
Cash and cash equivalents — end of period	$1,256.6	$587.0
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$1,281.7	$6,305.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No significant revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2016. Such allowances were $1.83 billion and $1.84 billion at September 30, 2016 and December 31, 2015, respectively. Other current liabilities include $824.1 million and $681.8 million at September 30, 2016 and December 31, 2015, respectively, for certain sales allowances and other adjustments that are paid to customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $759.3 million and $914.2 million of securitized accounts receivable at September 30, 2016 and December 31, 2015, respectively.

3.	Recent Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which clarifies how certain cash receipts and cash payments should be presented in the Statement of Cash Flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a retrospective transition approach. The Company is currently assessing the impact of the adoption of this guidance on its Statement of Cash Flows.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based compensation payments. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This guidance is effective for fiscal years, and interim periods within

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”), with an enterprise value, including the net debt of Meda, of approximately Swedish kronor (“SEK” or “kr”) 83.6 billion (based on a SEK/USD exchange rate of 8.4158) or $9.9 billion at announcement. On August 2, 2016, the Company announced that the Offer was accepted by Meda shareholders holding an aggregate of approximately 343 million shares, representing approximately 94% of the total number of outstanding Meda shares, as of July 29, 2016, and the Company declared the Offer unconditional. On August 5, 2016, settlement occurred with respect to the Meda shares duly tendered by July 29, 2016 and, as a result, Meda is now a controlled subsidiary of the Company. Pursuant to the terms of the Offer, each Meda shareholder that duly tendered Meda shares into the Offer received at settlement (1) in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share, and (2) in respect of the remaining 20% of the number of Meda shares tendered by such shareholder, 0.386 of the Company’s ordinary shares per Meda share (subject to treatment of fractional shares as described in the offer document published on June 16, 2016). The non-tendered shares will be acquired for cash through a compulsory acquisition proceeding, in accordance with the Swedish Companies Act (Sw. aktiebolagslagen (2005:551)), with advance title to such non-tendered shares expected to be acquired within six to twelve months of the acquisition date. The compulsory acquisition proceeding price will accrue interest as required by the Swedish Companies Act. Meda’s shares were delisted from the Nasdaq Stockholm

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

exchange on August 23, 2016. On November 1, 2016, the Company made an offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share (the “November Offer”) to provide such remaining shareholders with an opportunity to sell their shares in Meda to the Company in advance of the automatic acquisition of their shares for cash in connection with the compulsory acquisition proceeding. The acceptance period for the November Offer expires on November 23, 2016 and settlement is expected to occur on or around November 30, 2016. Meda shareholders who tender their shares in the November Offer will not have the right to withdraw their acceptances, and there are no conditions to the completion of the November Offer. Any Meda shareholders that do not accept the November Offer will automatically receive all-cash consideration plus statutory interest for their Meda shares as determined in the compulsory acquisition proceeding. The November Offer is not being made, nor will any tender of shares be accepted from or on behalf of holders in, any jurisdiction in which the making of the November Offer or the acceptance of any tender of shares would contravene applicable laws or regulations or require any offer documents, filings or other measures. In connection with either the November Offer or the compulsory acquisition proceeding, it has been assumed that the fair value of the non-tendered shares would be approximately 161kr per share at settlement.
The total purchase price was approximately $6.92 billion, net of cash acquired, which includes cash consideration paid of approximately $5.3 billion, the issuance of approximately 26.4 million Mylan N.V. ordinary shares at a fair value of approximately $1.3 billion based on the closing price of the Company’s ordinary shares on August 5, 2016, as reported by the NASDAQ Global Select Stock Market (the “NASDAQ”) and an assumed liability of approximately $431.0 million related to the November Offer and the compulsory acquisition proceeding of the non-tendered Meda shares, which is classified as a current liability on the Condensed Consolidated Balance Sheet. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $65.8 million and $212.5 million were incurred during the three and nine months ended September 30, 2016, respectively, which were recorded as components of research and development expense (“R&D”), selling, general and administrative expense (“SG&A”), interest expense and other expense, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, these costs include approximately $44.4 million and $128.6 million, respectively, of losses on non-designated foreign currency forward and option contracts entered into in order to economically hedge the SEK purchase price of the Offer (explained further in Note 11 Financial Instruments and Risk Management). For the nine months ended September 30, 2016 acquisition related costs include approximately $45.2 million of financing fees related to the terminated 2016 Bridge Credit Agreement (explained further in Note 12 Debt).
The preliminary allocation of the $6.92 billion purchase price to the assets acquired and liabilities assumed for Meda is as follows:

(In millions)
Current assets (excluding inventories and net of cash acquired)	$470.2
Inventories	465.7
Property, plant and equipment	177.5
Identified intangible assets	8,060.7
Goodwill	3,677.6
Other assets	9.3
Total assets acquired	12,861.0
Current liabilities	(1,088.4)
Long-term debt, including current portion	(2,864.6)
Deferred tax liabilities	(1,628.1)
Pension and other postretirement benefits	(322.3)
Other noncurrent liabilities	(36.5)
Net assets acquired	$6,921.1
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital components, the valuation of intangible assets and income taxes.
The acquisition of Meda creates a more diversified and expansive portfolio of branded and generic medicines along with a strong and growing portfolio of over-the-counter (“OTC”) products. The combined company has a balanced global footprint with significant scale in key geographic markets, particularly the U.S. and Europe. The acquisition of Meda also provides Mylan with entry into a number of new and attractive emerging markets, including China, Southeast Asia, Russia, the Middle East and Mexico, complemented by Mylan’s presence in India, Brazil and Africa. The Company recorded a step-up in the fair value of inventory of approximately $107 million. During the three and nine months ended September 30, 2016, the Company recorded amortization of the inventory step-up of approximately $42.8 million, which is included in cost of sales in the Condensed Consolidated Statements of Operations.
The identified intangible assets of $8.06 billion are comprised of product rights and licenses that have a weighted average useful life of 20 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $3.68 billion arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. The newly acquired operations have been included in the Generics segment for the three and nine months ended September 30, 2016. In addition, all of the goodwill was assigned to the Generics segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes.
The settlement of the Offer constituted an Acceleration Event (as defined in the Rottapharm Agreement referred to below) under the Sale and Purchase Agreement, dated as of July 30, 2014 (the “Rottapharm Agreement”), among Fidim S.r.l., Meda Pharma S.p.A and Meda, the occurrence of which accelerated an unconditional deferred purchase price payment of approximately $308 million (€275 million) relating to Meda’s acquisition of Rottapharm S.p.A. which otherwise would have been payable in January 2017. The amount was paid as of September 30, 2016.
The operating results of Meda have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. The total revenues of Meda for the period from the acquisition date to September 30, 2016, were $331.1 million and net loss, net of tax, was $260.6 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.
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
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital adjustment and income taxes.
The acquisition of the Topicals Business broadened the Company’s dermatological portfolio. The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $275.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $65 million, which is expected to be incurred through 2018. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
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
The goodwill of $307.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Generics segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $3.6 million were incurred during the nine months ended September 30, 2016 related to this transaction, which were recorded as a component of SG&A in the Condensed Consolidated Statements of Operations. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and nine month periods ended September 30, 2016 and 2015.
Jai Pharma Limited
On November 20, 2015, the Company completed the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”). Jai Pharma Limited is a specialty women’s healthcare company with global leadership in generic oral contraceptive products, through its wholly owned subsidiary Mylan Laboratories Limited for

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration of a product under development by Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that is contingent upon at least one of two former principal shareholders of Jai Pharma Limited continuing to provide consulting services to Jai Pharma Limited for the two year post-closing period, which amount is being treated as compensation expense over the service period. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration of approximately $18 million related to the $50 million contingent payment. During the nine months ended September 30, 2016, adjustments were made to the preliminary purchase price allocation recorded at November 20, 2015. The adjustments recorded in respect of goodwill, current liabilities and deferred tax liabilities are reflected in the “measurement period adjustments” column of the table below. As of September 30, 2016, the preliminary allocation of the $711.1 million purchase price to the assets acquired and liabilities assumed for Jai Pharma Limited is as follows:

(In millions)	Preliminary Purchase Price Allocation as of November 20, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of September 30, 2016 (as adjusted)
Current assets (excluding inventories)	$25.7	$—	$25.7
Inventories	4.9	—	4.9
Property, plant and equipment	17.2	—	17.2
Identified intangible assets	437.0	—	437.0
In-process research and development	98.0	—	98.0
Goodwill	317.2	8.1	325.3
Other assets	0.7	—	0.7
Total assets acquired	900.7	8.1	908.8
Current liabilities	(9.1)	(1.9)	(11.0)
Deferred tax liabilities	(180.5)	(6.2)	(186.7)
Net assets acquired	$711.1	$—	$711.1
____________

(a)	As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

(b)
The measurement period adjustments were recorded in the first quarter of 2016 and are related to the recognition of certain goodwill, current liabilities and adjustments to deferred tax liabilities to reflect facts and circumstances that existed as of the acquisition date.

The goodwill of $325.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Generics segment. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital adjustment and income taxes, which will be finalized in the fourth quarter of 2016. During the three months ended September 30, 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the three and nine months ended September 30, 2016. On a pro forma basis, the acquisition did not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2015.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

EPD Business
On February 27, 2015 (the “EPD Transaction Closing Date”), the Company completed the acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”) in an all-stock transaction. Mylan N.V.’s purchase price for the EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by the NASDAQ.
The operating results of the EPD Business have been included in the Company’s Condensed Consolidated Statements of Operations since February 27, 2015. The total revenues of the acquired EPD Business for the period from the acquisition date to September 30, 2015 were $1.01 billion and the net loss, net of tax, was $68.6 million. The net loss, net of tax, includes the effects of the purchase accounting adjustments and acquisition related costs.
Unaudited Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information for the acquisitions of Meda, as if it had occurred on January 1, 2015, and the EPD Business, as if it had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable, or have been achieved, subsequent to the closing of the Meda transaction and EPD Transaction. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the stated dates above, nor are they indicative of the future operating results of Mylan N.V. and its subsidiaries.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per share amounts)	2016	2015	2016	2015
Total revenues	$3,168.6	$3,506.4	$9,008.2	$8,895.0
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(111.4)	$381.2	$132.0	$405.8
(Loss) earnings per ordinary share attributable to Mylan N.V. ordinary shareholders:
Basic	$(0.21)	$0.74	$0.25	$0.78
Diluted	$(0.21)	$0.71	$0.25	$0.75
Weighted average ordinary shares outstanding:
Basic	533.9	516.9	526.9	517.0
Diluted	533.9	540.4	536.2	544.0
Other Transactions
During the second quarter of 2016, the Company entered into an agreement to acquire a marketed pharmaceutical product for an upfront payment of approximately $57.9 million, which is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The Company accounted for this transaction as an asset acquisition and is amortizing the product right over a weighted useful life of five years.
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
On November 2, 2016, the Company and Momenta announced that dosing had begun in a Phase 1 study to compare the pharmacokinetics, safety and immunogenicity of M834, a proposed bisoimilar or ORENCIA® (abatacept), to U.S. and

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

European Union sourced ORENCIA® in normal healthy volunteers. Under the agreement, Momenta has achieved the milestone necessary to earn a $25 million payment from the Company which will be paid in the fourth quarter of 2016.
In accordance with ASC 730, Research and Development, the Company is accounting for the contingent milestone payments as non-refundable advance payments for services to be used in future R&D activities, which are required to be capitalized until the related services have been performed. More specifically, as costs are incurred within the scope of the collaboration, the Company will record its share of the costs as R&D expense. In addition to the upfront cash payment, during the three and nine months ended September 30, 2016 the Company incurred approximately $9.0 million and $22.3 million, respectively, of R&D expense related to this collaboration. To the extent the contingent milestone payments made by the Company exceed the liability incurred, a prepaid asset will be reflected on the Company’s Condensed Consolidated Balance Sheet. To the extent the contingent milestone payments made by the Company are less than the expense incurred, the difference between the payment and the expense will be recorded as a liability on the Company’s Condensed Consolidated Balance Sheet.

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
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2015	7,732,499	$31.85
Granted	780,254	46.15
Exercised	(496,440)	23.52
Forfeited	(166,571)	51.26
Outstanding at September 30, 2016	7,849,742	$33.39
Vested and expected to vest at September 30, 2016	7,537,727	$32.78
Exercisable at September 30, 2016	5,704,835	$27.71
As of September 30, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 6.0 years, 5.9 years and 5.0 years, respectively. Also, at September 30, 2016, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $75.9 million, $75.7 million and $75.0 million, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance restricted stock units and restricted ordinary shares (collectively, “restricted stock awards”), as of September 30, 2016 and the changes during the nine months ended September 30, 2016 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2015	4,474,436	$40.70
Granted	2,619,679	45.15
Released	(1,072,156)	41.95
Forfeited	(326,916)	41.65
Nonvested at September 30, 2016	5,695,043	$42.49
As of September 30, 2016, the Company had $165.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.4 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2016 and 2015 was $49.1 million and $254.9 million, respectively.

6.	Pensions and Other Postretirement Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. The Company maintains an historic small fully frozen defined benefit pension plan in the U.S., and employees in the U.S. and Puerto Rico are provided retirement benefits through defined contribution plans. The Company acquired net unfunded pension and other postretirement liabilities of approximately $322.3 million as a result of the Meda transaction.
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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Service cost	$4.8	$2.8	$12.6	$8.5
Interest cost	2.8	1.2	5.7	3.6
Expected return on plan assets	(3.0)	(1.4)	(7.0)	(4.1)
Plan curtailment, settlement and termination	—	0.3	—	0.8
Amortization of prior service costs	0.1	0.1	0.2	0.2
Recognized net actuarial losses	0.2	0.3	0.7	0.9
Net periodic benefit cost	$4.9	$3.3	$12.2	$9.9
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2016 plan year. The Company expects to make total benefit payments of approximately $20.2 million and contributions to pension and other postretirement benefit plans of approximately $17.7 million in 2016.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$825.1	$592.4
Work in process	469.8	387.0
Finished goods	1,392.6	971.6
	$2,687.5	$1,951.0

Property, plant and equipment:
Land and improvements	$145.0	$124.5
Buildings and improvements	1,074.9	950.6
Machinery and equipment	2,215.6	1,928.4
Construction in progress	344.8	290.5
Gross property, plant and equipment	3,780.3	3,294.0
Accumulated depreciation	1,496.1	1,310.1
Property, plant and equipment, net	$2,284.2	$1,983.9

Other current liabilities:
Legal and professional accruals, including litigation accruals	$610.8	$122.6
Payroll and employee benefit plan accruals	429.7	367.9
Accrued sales allowances	824.1	681.8
Accrued interest	114.3	25.1
Fair value of financial instruments	25.2	19.8
Compulsory acquisition proceeding	431.0	—
Other	1,210.7	624.7
	$3,645.8	$1,841.9

Included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets was $156.8 million and $106.6 million of restricted cash at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company recorded restricted cash of approximately $50 million related to amounts deposited in escrow, for potential contingent consideration payments related to the acquisition of the Topicals Business. An additional $100 million of restricted cash was classified in other long-term assets at December 31, 2015, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the acquisition of Agila Specialties Private Limited (“Agila”), which the Company acquired in 2013 from Strides Arcolab Limited (“Strides”). At September 30, 2016, this amount was reclassified to current restricted cash in conjunction with the Strides Settlement, as defined in Note 18 Contingencies.
Included in legal and professional accruals, including litigation accruals at September 30, 2016 is $465 million for a settlement with the U.S. Department of Justice and other government agencies related to the classification of the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) for purposes of the Medicaid Drug Rebate Program (the “Medicaid Drug Rebate Program Settlement”), as discussed further in Note 18 Contingencies.
At the close of the Meda transaction and at September 30, 2016, the Company recorded a current liability of $431 million related to the purchase of the non-tendered shares of Meda pursuant to the compulsory acquisition proceeding. Included in other current liabilities at September 30, 2016 is approximately $350 million of accrued expenses assumed from Meda.
Contingent consideration included in other current liabilities totaled $128.6 million and $35.0 million at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company recorded

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

contingent consideration of $16 million in other current liabilities related to the acquisition of the Topicals Business and made $15.5 million of contingent consideration payments. During the third quarter of 2016, the Company recorded approximately $90 million of additional contingent consideration in other current liabilities as a result of the Strides Settlement, as defined in Note 18 Contingencies. Contingent consideration included in other long-term obligations was $522.9 million and $491.4 million at September 30, 2016 and December 31, 2015, respectively.

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
The carrying values and respective balance sheet accounts of the Company’s clean energy investments and interest in Sagent Agila is as follows at September 30, 2016 and December 31, 2015, respectively:

(In millions)	September 30, 2016	December 31, 2015
Clean Energy Investments:
Other assets	$337.6	$379.3
Total liabilities	382.0	419.3
Other current liabilities	64.1	62.3
Other long-term obligations	317.9	357.0
Sagent Agila:
Other assets	$80.0	$96.2
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Total revenues	$170.0	$205.7	$418.2	$492.2
Gross (loss) profit	(3.0)	(3.5)	(3.8)	(4.0)
Operating and non-operating expense	6.3	6.9	16.3	18.7
Net loss	$(9.3)	$(10.4)	$(20.1)	$(22.7)
The Company’s net losses from the six equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment to the underlying assets of each individual investee. For the three months ended September 30, 2016 and 2015, the Company recognized net losses from equity method investments of $29.7 million and $27.8 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized net losses from equity method investments of $85.5 million and $77.5 million, respectively, which was recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On August 5, 2016, in conjunction with the Offer, the Company issued approximately 26.4 million Mylan N.V. ordinary shares to Meda shareholders. The impact of the issuance of these ordinary shares is included in the calculation of basic earnings per share. The weighted average impact for the three and nine months ended September 30, 2016, was 16.1 million and 5.4 million ordinary shares, respectively.
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction, the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company could settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there were approximately 43.2 million warrants outstanding, with approximately 41.0 million of the warrants that had an exercise price of $30.00. The remaining warrants had an exercise price of $20.00. The warrants met the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments were determined to be indexed to the Company’s own ordinary shares and met the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants were recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. On April 15, 2016, in connection with the expiration and settlement of the warrants, the Company issued approximately 17.0 million Mylan N.V. ordinary shares. The impact of the issuance of these ordinary shares is included in the calculation of basic earnings per share from the date of issuance. For the nine months ended September 30, 2016, 10.4 million ordinary shares is the weighted average impact included in the calculation of basic earnings per ordinary share. The dilutive impact of the warrants, prior to settlement, is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the nine months ended September 30, 2016, 6.6 million warrants were included in the calculation of diluted earnings per ordinary share. For the three and nine months ended September 30, 2015, 20.3 million and 22.1 million warrants, respectively, were included in the calculation of diluted earnings per ordinary share.
Basic and diluted (loss) earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Basic (loss) earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(119.8)	$428.6	$62.5	$653.0
Shares (denominator):
Weighted average ordinary shares outstanding	523.6	490.5	505.9	466.2
Basic (loss) earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$(0.23)	$0.87	$0.12	$1.40

Diluted (loss) earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(119.8)	$428.6	$62.5	$653.0
Shares (denominator):
Weighted average ordinary shares outstanding	523.6	490.5	505.9	466.2
Share-based awards and warrants	—	23.5	9.3	27.0
Total dilutive shares outstanding	523.6	514.0	515.2	493.2
Diluted (loss) earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$(0.23)	$0.83	$0.12	$1.32
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2016 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

shares and anti-dilutive awards represented 13.9 million shares and 7.3 million shares for the three and nine months ended September 30, 2016, respectively, and 3.9 million shares for the three and nine months ended September 30, 2015.

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2015:
Goodwill	$5,031.0	$734.1	$5,765.1
Accumulated impairment losses	—	(385.0)	(385.0)
	5,031.0	349.1	5,380.1
Acquisitions (1)	3,984.9	—	3,984.9
Measurement period adjustments	8.1	—	8.1
Foreign currency translation	260.0	—	260.0
	$9,284.0	$349.1	$9,633.1
Balance at September 30, 2016:
Goodwill	$9,284.0	$734.1	$10,018.1
Accumulated impairment losses	—	(385.0)	(385.0)
	$9,284.0	$349.1	$9,633.1
____________

(1)	Includes goodwill related to the acquisition of Meda and the Topicals Business totaling $3.68 billion and $307.3 million, respectively.
Intangible assets consist of the following components at September 30, 2016 and December 31, 2015:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2016
Amortized intangible assets:
Product rights and licenses	15	$17,867.4	$3,434.0	$14,433.4
Patents and technologies	20	116.6	107.3	9.3
Other (1)	6	492.5	311.4	181.1
		18,476.5	3,852.7	14,623.8
In-process research and development		989.6	—	989.6
		$19,466.1	$3,852.7	$15,613.4
December 31, 2015
Amortized intangible assets:
Product rights and licenses	11	$8,848.6	$2,652.7	$6,195.9
Patents and technologies	20	116.6	103.8	12.8
Other (1)	6	465.3	189.8	275.5
		9,430.5	2,946.3	6,484.2
In-process research and development		737.7	—	737.7
		$10,168.2	$2,946.3	$7,221.9
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the nine months ended September 30, 2016, the Company acquired product rights and licenses from Meda and the Topicals Business totaling approximately $8.06 billion and $454.0 million, respectively. Also, in the period the Company acquired IPR&D totaling approximately $275.0 million from the acquisition of the Topicals Business, and reclassified approximately $20.7 million of previously acquired IPR&D to product rights and licenses.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Amortization expense	$364.3	$214.3	$852.9	$559.8
Inclusive of the impact from the acquisitions of Meda and the Topicals Business, amortization expense over the remainder of 2016 and for years ended December 31, 2017 through 2020 is estimated to be as follows:

(In millions)
2016	$362
2017	1,307
2018	1,254
2019	1,161
2020	1,041

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
In order to economically hedge the foreign currency exposure associated with the expected payment of the Swedish krona-denominated cash portion of the purchase price of the Offer, the Company entered into a series of non-designated foreign exchange forward and option contracts with a total notional amount of 45.2kr billion. During the three and nine months ended September 30, 2016, the Company recognized losses of $44.4 million and $128.6 million for the changes in fair value related to these contracts which is included in other expense, net in the Condensed Consolidated Statements of Operations. These contracts settled during the three months ended September 30, 2016.
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
Following the acquisition of Meda, the Company designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. The notional amount of the net investment hedges was €288 million and consists primarily of Euro denominated debt which has a maturity date in August 2017. Borrowings designated as net investment hedges are marked to market using the current spot exchange rate as of the end

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. The Company recorded no ineffectiveness from its net investment hedges for the three or nine months ended September 30, 2016.
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
Following the acquisition of Meda, the Company designated certain interest rate swaps with a notional amount of €750 million as cash flow hedges. The maturity date of these swaps is June 2017.
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$66.4	Prepaid expenses and other current assets	$36.3
Foreign currency forward contracts	Prepaid expenses and other current assets	27.2	Prepaid expenses and other current assets	8.4
Total		$93.6		$44.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Liability Derivatives
	September 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$1.7	Other current liabilities	$10.5
Total		$1.7		$10.5

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$7.2	Prepaid expenses and other current assets	$20.0
Total		$7.2		$20.0

	Liability Derivatives
	September 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$23.5	Other current liabilities	$9.3
Total		$23.5		$9.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) Gain Recognized in Earnings on Derivatives	Amount of (Loss) Gain Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
Interest rate swaps	Interest expense	$(9.7)	$29.5	$30.2	$34.1
Total		$(9.7)	$29.5	$30.2	$34.1

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
2023 Senior Notes (3.125% coupon)	Interest expense	$9.7	$(25.0)	$(30.2)	$(20.4)
Total		$9.7	$(25.0)	$(30.2)	$(20.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Foreign currency forward contracts	$2.9	$(21.3)	$(16.3)	$(36.5)
Interest rate swaps	(0.9)	(40.3)	(38.0)	(37.0)
Total	$2.0	$(61.6)	$(54.3)	$(73.5)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Foreign currency borrowings and forward contracts	$(8.1)	$—	$(8.1)	$—
Total	$(8.1)	$—	$(8.1)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2016	2015	2016	2015
Foreign currency forward contracts	Net sales	$(10.7)	$(8.1)	$(34.2)	$(30.4)
Interest rate swaps	Interest expense	(2.3)	(0.2)	(6.6)	(0.5)
Total		$(13.0)	$(8.3)	$(40.8)	$(30.9)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2016	2015	2016	2015
Foreign currency forward contracts	Other expense, net	$8.9	$11.7	$26.0	$35.1
Total		$8.9	$11.7	$26.0	$35.1

At September 30, 2016, the Company expects that approximately $27.8 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of (Loss) Gain Recognized in Earnings on Derivatives	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2016	2015	2016	2015
Foreign currency option and forward contracts	Other expense, net	$(36.8)	$22.2	$(98.3)	$29.8
Cash conversion feature of Cash Convertible Notes	Other expense, net	—	1,689.3	—	1,853.5
Purchased cash convertible note hedge	Other expense, net	—	(1,689.3)	—	(1,853.5)
Total		$(36.8)	$22.2	$(98.3)	$29.8
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$859.9	$—	$—	$859.9
Total cash equivalents	859.9	—	—	859.9
Trading securities:
Equity securities — exchange traded funds	28.7	—	—	28.7
Total trading securities	28.7	—	—	28.7
Available-for-sale fixed income investments:
U.S. Treasuries	—	6.5	—	6.5
Corporate bonds	—	17.6	—	17.6
Agency mortgage-backed securities	—	4.5	—	4.5
Asset backed securities	—	1.5	—	1.5
Other	—	3.9	—	3.9
Total available-for-sale fixed income investments	—	34.0	—	34.0
Available-for-sale equity securities:
Marketable securities	57.6	—	—	57.6
Total available-for-sale equity securities	57.6	—	—	57.6
Foreign exchange derivative assets	—	34.4	—	34.4
Interest rate swap derivative assets	—	66.4	—	66.4
Total assets at recurring fair value measurement	$946.2	$134.8	$—	$1,081.0
Financial Liabilities
Foreign exchange derivative liabilities	$—	$23.5	$—	$23.5
Interest rate swap derivative liabilities	—	1.7	—	1.7
Contingent consideration	—	—	651.5	651.5
Total liabilities at recurring fair value measurement	$—	$25.2	$651.5	$676.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$923.3	$—	$—	$923.3
Total cash equivalents	923.3	—	—	923.3
Trading securities:
Equity securities — exchange traded funds	22.8	—	—	22.8
Total trading securities	22.8	—	—	22.8
Available-for-sale fixed income investments:
U.S. Treasuries	—	4.7	—	4.7
Corporate bonds	—	15.7	—	15.7
Agency mortgage-backed securities	—	3.9	—	3.9
Asset backed securities	—	2.3	—	2.3
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	28.0	—	28.0
Available-for-sale equity securities:
Marketable securities	26.0	—	—	26.0
Total available-for-sale equity securities	26.0	—	—	26.0
Foreign exchange derivative assets	—	28.4	—	28.4
Interest rate swap derivative assets	—	36.3	—	36.3
Total assets at recurring fair value measurement	$972.1	$92.7	$—	$1,064.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$9.3	$—	$9.3
Interest rate swap derivative liabilities	—	10.5	—	10.5
Contingent consideration	—	—	526.4	526.4
Total liabilities at recurring fair value measurement	$—	$19.8	$526.4	$546.2
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from public exchanges at the reporting date and translated to the U.S. Dollar at prevailing spot exchange rates, as applicable.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices and spot rates at the reporting date. Counterparties to these contracts are highly rated financial institutions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila, the acquisition of Jai Pharma Limited, the acquisition of the Topicals Business and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2016 and December 31, 2015, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 1.4% to 9.8% were utilized in the valuations. For the contingent consideration related to the acquisition of Agila and the acquisition of the Topicals Business, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and nine months ended September 30, 2016, accretion of $10.4 million and $30.7 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2015, accretion of $9.7 million and $28.5 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

12.	Debt
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	September 30, 2016	December 31, 2015
Current portion of long-term debt:
2016 Senior Notes (a) *	1.800%	$—	$500.1
2016 Senior Notes (b) *	1.350%	500.0	499.9
2015 Term Loans (c)		1,600.0	—
Meda Bank Loans (d)		1,942.6	—
Meda Bank Loans (e)		233.3	—
Other		4.4	1.6
Deferred financing fees		(1.5)	(2.9)
Current portion of long-term debt		$4,278.8	$998.7

Non-current portion of long-term debt:
2015 Term Loans (c)		$—	$1,600.0
2014 Term Loan (f)		800.0	800.0
Meda Medium Term Notes (g)		157.5	—
2018 Senior Notes (h) *	2.600%	649.5	649.3
2018 Senior Notes (h) **	3.000%	499.5	499.4
2019 Senior Notes (i) **	2.500%	999.0	—
2019 Senior Notes (j) *	2.550%	499.4	499.2
2020 Senior Notes (k) **	3.750%	499.9	499.8
2021 Senior Notes (l) **	3.150%	2,247.5	—
2023 Senior Notes (j) *	3.125%	815.4	785.2
2023 Senior Notes (m) *	4.200%	498.5	498.4
2026 Senior Notes (n) **	3.950%	2,233.1	—
2043 Senior Notes (o) *	5.400%	497.0	497.0
2046 Senior Notes (p) **	5.250%	999.8	—
Other		7.8	2.7
Deferred financing fees		(75.3)	(35.4)
Total long-term debt		$11,328.6	$6,295.6
____________

(a)	Instrument was due on June 24, 2016, and the Company paid the principal amount of $500.0 million and final interest payment of $4.5 million at that time using available cash on hand.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest. Instrument is due on November 29, 2016 and accordingly is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2016.

(c)
The 2015 Term Loans mature on July 15, 2017, subject to extension to December 19, 2017. Accordingly, the 2015 Term Loans are included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2016.

(d)
Approximately 16.7kr billion of borrowings under a 25kr billion facility with nine Swedish and foreign banks that matures on August 30, 2017, and accordingly is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2016. At September 30, 2016, includes a fair value adjustment of approximately $192 million.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(e)
Represents a bank loan of 2kr billion with AB Svensk Exportkredit (publ), as lender (“Svensk Exportkredit”) which is callable by the lender as a result of the completion of the Offer, and accordingly is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at September 30, 2016.

(f)	The 2014 Term Loan matures on December 19, 2017.

(g)
Swedish medium term notes (“MTN”) program with an upper limit of 7kr billion. Of the total amount outstanding of 1.35kr billion, 600kr million matures on April 5, 2018 and 750kr million matures on May 21, 2019.

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

(l)
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

(m)
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

(n)
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

(o)
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

(p)
Instrument is callable by the Company at any time prior to the date that is six months prior to the instrument’s maturity date at the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.40% plus, in each case, accrued and unpaid interest. On or after such date, the instrument is callable by the Company at 100% of the principal amount plus accrued and unpaid interest.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
Meda Borrowings
Upon settlement of the Offer on August 5, 2016, Meda became a controlled subsidiary of Mylan. Meda is party to certain debt obligations, all of which remained outstanding following the settlement of the Offer. During the three months ended September 30, 2016, the Company repaid approximately $567 million of Meda’s bank loans. Meda’s outstanding debt obligations and committed bank facilities contained change of control provisions that were triggered upon settlement of the Offer. Meda’s debt financing includes approximately 16.7kr billion of borrowings under a syndicated bank facility of 25kr billion with nine Swedish and foreign banks. This financing is augmented with borrowings via a Swedish MTN program with an upper limit of 7kr billion, a Swedish commercial paper program with an upper limit of 4kr billion and a bilateral bank loan of 2kr billion.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The settlement of the Offer constituted a change of control under the Facilities Agreement, dated as of December 17, 2014 (as amended on October 29, 2015, the “Facilities Agreement”), among Meda, as borrower, the lenders party thereto (the “Lenders”) and Danske Bank A/S, as agent (“Danske”). As of September 30, 2016, there was $1.94 billion aggregate principal amount of loans outstanding under the Facilities Agreement. On August 30, 2016, Meda entered into the Amendment and Waiver Letter (the “Amendment”) to the Facilities Agreement, between Meda, as borrower, and Danske Bank A/S, as agent on behalf of the Lenders. The Amendment provides that (i) the lenders under the Facilities Agreement waive any put rights arising in connection with the Company’s acquisition of a majority of the issued share capital in Meda or any action taken in connection therewith; (ii) the termination date in respect of each of the loans and commitments under the Facilities Agreement will be August 30, 2017; and (iii) a change of control will occur under the Facilities Agreement if (a) the Company fails to, directly or indirectly, own all or substantially all of the issued share capital or votes in Meda or (b) any person (other than Stichting Preferred Shares Mylan) acquires more than 50% of the issued share capital or votes in the Company. Of the total facility amount of 25kr billion, the Company has available approximately 7.9kr billion ($925.1 million) of uncommitted borrowings at September 30, 2016.
The settlement of the Offer constituted a change of control under the terms of the notes issued by Meda under its MTN program. In accordance with the terms of the notes, Meda notified the noteholders of the occurrence of the change of control on August 5, 2016. As of September 30, 2016, there was $157.5 million aggregate principal amount of notes outstanding under the MTN program. As a result of such change of control, each noteholder had an individual right (a “put right”) to demand early redemption of the notes at their principal amount, together with accrued interest up to and including the date of redemption. The date of redemption for the notes of the noteholders that chose to exercise their put rights was November 3, 2016 and approximately $2.0 million was paid on that date.
The settlement of the Offer constituted a Change of Control (as defined in the Loan Agreement referred to below) under the Loan Agreement, dated as of September 17, 2014 (the “Loan Agreement”), between Meda, as borrower, and Svensk Exportkredit, as lender. As of September 30, 2016, there was $233.3 million aggregate principal amount of loans outstanding under the Loan Agreement. In accordance with the terms of the Loan Agreement, Meda notified Svensk Exportkredit of the Change of Control. No agreement to amend the terms of the Loan Agreement was reached within 30 days of Svensk Exportkredit’s receipt of notice from Meda of the Change of Control. Svensk Exportkredit may cancel its commitment and demand repayment of the loans under the Loan Agreement by notice to Meda, with repayment to be made not less than 30 days after such notice to Meda. The loans under the Loan Agreement will be repaid in accordance with the terms thereof.
The Facilities Agreement contains customary affirmative covenants, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of authorizations, property, and insurance and compliance with laws, as well as customary negative covenants, including limitations on the incurrence of subsidiary indebtedness, disposals, loans and guarantees, liens, mergers and certain other corporate reconstructions, acquisitions and changes in Meda’s lines of business. Pursuant to the Facilities Agreement, Meda must deliver to Danske (i) within 60 days after the end of each consecutive three month period of its financial years, its unaudited consolidated financial statements for such three month period and (ii) within 120 days after the end of each of its financial years, its audited consolidated financial statements for such financial year. The Facilities Agreement contains financial covenants limited to (i) a maximum senior net debt to EBITDA ratio and (ii) a minimum EBITDA interest coverage ratio.
The MTN program contains covenants that, among other things, restrict Meda's ability and the ability of certain of Meda's subsidiaries to substantially change the general nature of its business; create liens to secure debt securities or other publicly traded debt; or sell or dispose of Meda's assets to the extent such sales or disposition could jeopardize Meda’s ability to fulfill its obligations under the MTN program; and require Meda to maintain the listing of the loans under the MTN program on Nasdaq Stockholm. As long as the loans under the MTN program are listed on Nasdaq Stockholm, Meda is required to comply with certain Nasdaq Stockholm financial reporting requirements. The MTN program also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the general terms and conditions of the MTN program. If an event of default with respect to the loans under the MTN program occurs, the principal amount of all of the loans under the MTN program then outstanding, plus accrued and unpaid interest, if any, to the date of acceleration, may become immediately due and payable.
The Loan Agreement contains customary affirmative covenants, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of authorizations and compliance with laws, as well as customary negative covenants, including limitations on the incurrence of subsidiary indebtedness,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

disposals, liens, mergers and certain other corporate reconstructions and changes in Meda’s lines of business. Pursuant to the Loan Agreement, Meda must deliver to Svensk Exportkredit (i) within 60 days after the end of each consecutive three month period of its financial years, its unaudited consolidated financial statements for such three month period and (ii) within 120 days after the end of each of its financial years, its audited consolidated financial statements for such financial year. The Loan Agreement contains financial covenants limited to (i) a maximum senior net debt to EBITDA ratio, (ii) a maximum senior net debt to equity ratio and (iii) a minimum EBITDA interest coverage ratio.
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of September 30, 2016 and December 31, 2015, the Company had no short-term borrowings under the Receivables Facility in the Condensed Consolidated Balance Sheets.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2016, the outstanding balance of the 2.500% Senior Notes due 2019, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 was $999.0 million, $2.25 billion, $2.23 billion and $999.8 million, respectively, which includes discounts of $1.0 million, $2.5 million, $16.9 million and $0.2 million, respectively. During the nine months ended September 30, 2016, the Company incurred approximately $47.9 million in financing fees, which were recorded as deferred financing costs in the Condensed Consolidated Balance Sheets.
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
At September 30, 2016 and December 31, 2015, the Company had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility is LIBOR (determined in accordance with the Revolving Credit Agreement) plus 1.325% per annum. In addition, the Revolving Facility has a facility fee which is 0.175%.
2015 Term Loans
On July 15, 2015, the Company entered into a term credit agreement, which was amended on October 28, 2015 (the “2015 Term Credit Agreement”) with a syndicate of lenders, which provided for a term loan credit facility under which the Company obtained loans in the aggregate amount of $1.6 billion, consisting of (i) a closing date term loan in the amount of $1.0 billion, borrowed on July 15, 2015 and (ii) a delayed draw term loan in the amount of $600.0 million, borrowed on September 15, 2015 (collectively, the “2015 Term Loans”). The 2015 Term Loans mature on July 15, 2017, subject to extension to December 19, 2017. The loans under the 2015 Term Credit Agreement bear interest at LIBOR (determined in accordance with the 2015 Term Credit Agreement) plus 1.375% per annum.
2014 Term Loan
On December 19, 2014, the Company entered into a term credit agreement, which was amended on May 1, 2015, and further amended on October 28, 2015 (the “2014 Term Credit Agreement”), with a syndicate of lenders which provided an $800 million term loan (the “2014 Term Loan”). The 2014 Term Loan matures on December 19, 2017 and has no required amortization payments. The 2014 Term Loan bears interest at LIBOR (determined in accordance with the 2014 Term Credit Agreement) plus 1.375% per annum.
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
Fair Value
At September 30, 2016 and December 31, 2015, the fair value of the Company’s 1.350% Senior Notes due 2016, 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.500% Senior Notes due 2019, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 5.400% Senior Notes due 2043 and 5.250% Senior Notes due 2046 (collectively, the “Senior Notes”) was approximately $11.19 billion and $4.80 billion, respectively. The fair values of the Senior Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2015 Term Loans, 2014 Term Loan and the Meda borrowings, determined based on Level 2 inputs, approximate their carrying values at September 30, 2016 and December 31, 2015.
Mandatory minimum repayments remaining on the outstanding long-term debt at September 30, 2016, excluding the discounts, premiums and associated derivatives, are as follows for each of the periods ending December 31:

(In millions)	Total
2016	$733.3
2017	4,150.5
2018	1,220.0
2019	1,587.5
2020	500.0
Thereafter	7,250.0
Total	$15,441.3

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	September 30, 2016	December 31, 2015
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	$19.5	$(1.0)
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(15.1)	(14.9)
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(31.9)	(18.1)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(8.1)	—
Foreign currency translation adjustment	(1,084.8)	(1,730.3)
	$(1,120.4)	$(1,764.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2016 net of tax			$(46.7)	$—	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)
Other comprehensive earnings (loss) before reclassifications, before tax			9.8	(10.4)	21.5	(0.2)	290.6	311.3
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	10.7		10.7					10.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.3	2.3					2.3
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						0.3		0.3
Net other comprehensive earnings (loss), before tax			22.8	(10.4)	21.5	0.1	290.6	324.6
Income tax provision (benefit)			8.0	(2.3)	8.0	—	—	13.7
Balance at September 30, 2016, net of tax			$(31.9)	$(8.1)	$19.5	$(15.1)	$(1,084.8)	$(1,120.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015, net of tax			$(18.1)	$—	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(63.7)	(10.4)	32.5	(1.2)	645.5	602.7
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	34.2		34.2					34.2
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		6.6	6.6					6.6
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.7		0.7
Net other comprehensive (loss) earnings, before tax			(22.9)	(10.4)	32.5	(0.3)	645.5	644.4
Income tax (benefit) provision			(9.1)	(2.3)	12.0	(0.1)	—	0.5
Balance at September 30, 2016, net of tax			$(31.9)	$(8.1)	$19.5	$(15.1)	$(1,084.8)	$(1,120.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2015, net of tax			$(17.6)	$0.1	$(16.4)	$(1,317.7)	$(1,351.6)
Other comprehensive (loss) earnings before reclassifications, before tax			(92.5)	(0.2)	0.1	(148.4)	(241.0)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.1)		(8.1)				(8.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of actuarial gain included in SG&A					0.1		0.1
Amounts reclassified from accumulated other comprehensive loss, before tax			(8.3)	—	0.1	—	(8.2)
Net other comprehensive loss, before tax			(84.2)	(0.2)	—	(148.4)	(232.8)
Income tax (benefit) provision			(30.8)	(0.2)	0.2	—	(30.8)
Balance at September 30, 2015, net of tax			$(71.0)	$0.1	$(16.6)	$(1,466.1)	$(1,553.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(98.3)	(0.4)	4.5	(526.7)	(620.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(30.4)		(30.4)				(30.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.5)	(0.5)				(0.5)
Amortization of prior service costs included in SG&A					0.2		0.2
Amortization of actuarial gain included in SG&A					0.4		0.4
Amounts reclassified from accumulated other comprehensive loss, before tax			(30.9)	—	0.6	—	(30.3)
Net other comprehensive (loss) earnings, before tax			(67.4)	(0.4)	3.9	(526.7)	(590.6)
Income tax (benefit) provision			(24.8)	(0.2)	1.0	—	(24.0)
Balance at September 30, 2015, net of tax			$(71.0)	$0.1	$(16.6)	$(1,466.1)	$(1,553.6)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2016 and 2015 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2015	$9,764.4	$1.4	$9,765.8
Net earnings	62.5	—	62.5
Other comprehensive earnings, net of tax	643.9	—	643.9
Stock option activity	11.1	—	11.1
Share-based compensation expense	71.1	—	71.1
Issuance of restricted stock, net of shares withheld	(9.6)	—	(9.6)
Tax benefit of stock option plans	2.2	—	2.2
Issuance of ordinary shares to purchase Meda	1,281.7	—	1,281.7
Other	—	0.1	0.1
September 30, 2016	$11,827.3	$1.5	$11,828.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2014	$3,255.9	$20.1	$3,276.0
Net earnings	653.0	0.1	653.1
Other comprehensive loss, net of tax	(566.6)	—	(566.6)
Stock option activity	92.9	—	92.9
Share-based compensation expense	66.4	—	66.4
Issuance of restricted stock, net of shares withheld	(41.5)	—	(41.5)
Tax benefit of stock option plans	49.5	—	49.5
Issuance of ordinary shares to purchase the EPD Business	6,305.8	—	6,305.8
Purchase of subsidiary shares from noncontrolling interest	—	(18.7)	(18.7)
Other	(1.8)	(0.1)	(1.9)
September 30, 2015	$9,813.6	$1.4	$9,815.0
On August 5, 2016, in conjunction with the Offer, the Company issued approximately 26.4 million Mylan N.V. ordinary shares to Meda shareholders. On February 27, 2015, as part of the EPD Transaction, the Company acquired the EPD Business from Abbott Laboratories in exchange for 110 million ordinary shares of Mylan N.V.
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
On November 16, 2015, the Company announced that its board of directors approved the repurchase of up to $1.0 billion of the Company’s ordinary shares either in the open market through privately-negotiated transactions or in one of more self tender offers (the “Share Repurchase Program”). At September 30, 2016, the Share Repurchase Program has approximately $932.5 million remaining for ordinary share repurchases. The Share Repurchase Program does not obligate the Company to acquire any particular amount of ordinary shares.

15.	Segment Information
The Company has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable, transdermal patch, gel, cream or ointment form, as well as active pharmaceutical ingredients (“API”). The Specialty segment

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

engages mainly in the development and sale of branded specialty nebulized and injectable products. Meda operations have been included in the Generics segment for the three and nine months ended September 30, 2016.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of the Company’s segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D expenses and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Due to our acquisition of Meda on August 5, 2016 and the integration of our portfolio across our branded, generics and OTC platforms in all of our regions, effective October 1, 2016, the Company is expanding its reportable segments. The Company will report its results in three segments on a geographic basis as follows: (1) North America, (2) Europe and (3) Rest of World. This change in segment reporting will begin with the Company’s consolidated financial statements for the year ending December 31, 2016. Comparative segment financial information will be recast for prior periods to conform to this revised segment structure. Identifiable intangible assets and goodwill previously allocated to the Generics and Specialty Segments will be reallocated to the new segments. The Company’s measure of segment profitability will remain unchanged.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended September 30, 2016
Total revenues
Third party	$2,625.0	$432.1	$—	$3,057.1
Intersegment	27.4	7.2	(34.6)	—
Total	$2,652.4	$439.3	$(34.6)	$3,057.1

Segment profitability (loss)	$799.3	$278.2	$(1,208.2)	$(130.7)

Nine Months Ended September 30, 2016
Total revenues
Third party	$6,709.4	$1,099.7	$—	$7,809.1
Intersegment	29.5	13.7	(43.2)	—
Total	$6,738.9	$1,113.4	$(43.2)	$7,809.1

Segment profitability	$1,923.7	$658.3	$(2,196.2)	$385.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended September 30, 2015
Total revenues
Third party	$2,249.9	$445.3	$—	$2,695.2
Intersegment	1.4	1.2	(2.6)	—
Total	$2,251.3	$446.5	$(2.6)	$2,695.2

Segment profitability	$788.5	$258.2	$(445.6)	$601.1

Nine Months Ended September 30, 2015
Total revenues
Third party	$5,968.8	$969.8	$—	$6,938.6
Intersegment	5.2	5.8	(11.0)	—
Total	$5,974.0	$975.6	$(11.0)	$6,938.6

Segment profitability	$1,834.0	$524.2	$(1,321.2)	$1,037.0
____________

(1)
Includes certain corporate general and administrative and R&D expenses; litigation settlements and other contingencies, net, which for the three and nine months ended September 30, 2016 included the Medicaid Drug Rebate Program Settlement and the Strides Settlement, as discussed further in Note 18 Contingencies; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

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
The following financial information presents the related unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2016 and 2015, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and nine months ended September 30, 2016 and 2015, the unaudited Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$3,029.5	$—	$3,029.5
Other revenues	—	—	—	27.6	—	27.6
Total revenues	—	—	—	3,057.1	—	3,057.1
Cost of sales	—	—	—	1,773.8	—	1,773.8
Gross profit	—	—	—	1,283.3	—	1,283.3
Operating expenses:
Research and development	—	—	—	199.1	—	199.1
Selling, general and administrative	43.1	134.0	—	479.8	—	656.9
Litigation settlements and other contingencies, net	—	—	—	558.0	—	558.0
Total operating expenses	43.1	134.0	—	1,236.9	—	1,414.0
(Losses) earnings from operations	(43.1)	(134.0)	—	46.4	—	(130.7)
Interest expense	70.7	40.9	—	32.8	—	144.4
Other (income) expense, net	(31.4)	(102.7)	—	184.3	—	50.2
(Loss) earnings before income taxes	(82.4)	(72.2)	—	(170.7)	—	(325.3)
Income tax provision (benefit)	—	8.1	—	(213.6)	—	(205.5)
Earnings (loss) of equity interest subsidiaries	(37.4)	442.9	—	—	(405.5)	—
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	$(119.8)	$362.6	$—	$42.9	$(405.5)	$(119.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$7,745.5	$—	$7,745.5
Other revenues	—	—	—	63.6	—	63.6
Total revenues	—	—	—	7,809.1	—	7,809.1
Cost of sales	—	—	—	4,447.1	—	4,447.1
Gross profit	—	—	—	3,362.0	—	3,362.0
Operating expenses:
Research and development	—	—	—	632.2	—	632.2
Selling, general and administrative	75.8	499.2	—	1,212.6	—	1,787.6
Litigation settlements and other contingencies, net	—	—	—	556.4	—	556.4
Total operating expenses	75.8	499.2	—	2,401.2	—	2,976.2
(Loss) earnings from operations	(75.8)	(499.2)	—	960.8	—	385.8
Interest expense	115.1	126.3	—	63.6	—	305.0
Other expense (income), net	53.6	(305.7)	—	436.1	—	184.0
(Loss) earnings before income taxes	(244.5)	(319.8)	—	461.1	—	(103.2)
Income tax provision (benefit)	—	22.1	—	(187.8)	—	(165.7)
Earnings of equity interest subsidiaries	307.0	1,055.7	—	—	(1,362.7)	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$62.5	$713.8	$—	$648.9	$(1,362.7)	$62.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,676.2	$—	$2,676.2
Other revenues	—	—	—	19.0	—	19.0
Total revenues	—	—	—	2,695.2	—	2,695.2
Cost of sales	—	—	—	1,379.9	—	1,379.9
Gross profit	—	—	—	1,315.3	—	1,315.3
Operating expenses:
Research and development	—	—	—	174.8	—	174.8
Selling, general and administrative	—	193.9	—	343.2	—	537.1
Litigation settlements and other contingencies, net	—	—	—	2.3	—	2.3
Total operating expenses	—	193.9	—	520.3	—	714.2
(Losses) earnings from operations	—	(193.9)	—	795.0	—	601.1
Interest expense	30.4	49.4	—	15.3	—	95.1
Other expense, net	—	—	—	50.9	—	50.9
Earnings from operations	(30.4)	(243.3)	—	728.8	—	455.1
Income tax (benefit) provision	—	(46.4)	—	72.9	—	26.5
Earnings of equity interest subsidiaries	459.0	643.0	—	—	(1,102.0)	—
Net earnings	428.6	446.1	—	655.9	(1,102.0)	428.6
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—
Net earnings attributable to Mylan N.V. ordinary shareholders	$428.6	$446.1	$—	$655.9	$(1,102.0)	$428.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$6,887.8	$—	$6,887.8
Other revenues	—	—	—	50.8	—	50.8
Total revenues	—	—	—	6,938.6	—	6,938.6
Cost of sales	—	—	—	3,785.1	—	3,785.1
Gross profit	—	—	—	3,153.5	—	3,153.5
Operating expenses:
Research and development	—	—	—	512.9	—	512.9
Selling, general and administrative	—	611.0	—	973.5	—	1,584.5
Litigation settlements and other contingencies, net	—	—	—	19.1	—	19.1
Total operating expenses	—	611.0	—	1,505.5	—	2,116.5
(Losses) earnings from operations	—	(611.0)	—	1,648.0	—	1,037.0
Interest expense	42.3	179.7	—	46.5	—	268.5
Other expense, net	—	—	—	71.4	—	71.4
(Loss) earnings before income taxes	(42.3)	(790.7)	—	1,530.1	—	697.1
Income tax (benefit) provision	—	(88.2)	—	132.2	—	44.0
Earnings of equity interest subsidiaries	695.4	1,391.3	—	—	(2,086.7)	—
Net earnings	653.1	688.8	—	1,397.9	(2,086.7)	653.1
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$653.0	$688.8	$—	$1,397.8	$(2,086.6)	$653.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(119.8)	$362.6	$—	$42.9	$(405.5)	$(119.8)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	290.6	1.5	—	289.0	(290.5)	290.6
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.1	0.2	—	(0.1)	(0.1)	0.1
Net unrecognized gain on derivatives in cash flow hedging relationships	22.8	2.3	—	20.5	(22.8)	22.8
Net unrecognized loss on derivatives in net investment hedging relationships	(10.4)	—	—	(10.4)	10.4	(10.4)
Net unrealized gain (loss) on marketable securities	21.5	21.5	—	(0.1)	(21.4)	21.5
Other comprehensive earnings (loss), before tax	324.6	25.5	—	298.9	(324.4)	324.6
Income tax provision	13.7	8.7	—	3.9	(12.6)	13.7
Other comprehensive earnings, net of tax	310.9	16.8	—	295.0	(311.8)	310.9
Comprehensive (loss) earnings	191.1	379.4	—	337.9	(717.3)	191.1
Comprehensive earnings attributable to the noncontrolling interest	—	—	—	—	—	—
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$191.1	$379.4	$—	$337.9	$(717.3)	$191.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$62.5	$713.8	$—	$648.9	$(1,362.7)	$62.5
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	645.5	—	—	645.5	(645.5)	645.5
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.3)	0.2	—	(0.6)	0.4	(0.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(22.9)	(49.8)	—	26.9	22.9	(22.9)
Net unrealized loss on derivatives in net investment hedging relationships	(10.4)	—	—	(10.4)	10.4	(10.4)
Net unrealized gain on marketable securities	32.5	31.5	—	0.9	(32.4)	32.5
Other comprehensive earnings (loss), before tax	644.4	(18.1)	—	662.3	(644.2)	644.4
Income tax provision (benefit)	0.5	(6.8)	—	6.3	0.5	0.5
Other comprehensive earnings (loss), net of tax	643.9	(11.3)	—	656.0	(644.7)	643.9
Comprehensive earnings (loss)	706.4	702.5	—	1,304.9	(2,007.4)	706.4
Comprehensive earnings attributable to the noncontrolling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$706.4	$702.5	$—	$1,304.9	$(2,007.4)	$706.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$428.6	$446.1	$—	$655.9	$(1,102.0)	$428.6
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(148.4)	—	—	(148.4)	148.4	(148.4)
Change in unrecognized gain and prior service cost related to defined benefit plans	—	0.2	—	(0.2)	—	—
Net unrecognized gain (loss) on derivatives	(84.2)	(63.9)	—	(20.3)	84.2	(84.2)
Net unrealized loss on marketable securities	(0.2)	—	—	(0.2)	0.2	(0.2)
Other comprehensive loss, before tax	(232.8)	(63.7)	—	(169.1)	232.8	(232.8)
Income tax benefit	(30.8)	(23.8)	—	(7.0)	30.8	(30.8)
Other comprehensive loss, net of tax	(202.0)	(39.9)	—	(162.1)	202.0	(202.0)
Comprehensive earnings	226.6	406.2	—	493.8	(900.0)	226.6
Comprehensive earnings attributable to the noncontrolling interest	—	—	—	—	—	—
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$226.6	$406.2	$—	$493.8	$(900.0)	$226.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$653.1	$688.8	$—	$1,397.9	$(2,086.7)	$653.1
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(526.7)	—	—	(526.7)	526.7	(526.7)
Change in unrecognized gain and prior service cost related to defined benefit plans	3.9	0.3	—	3.6	(3.9)	3.9
Net unrecognized loss on derivatives	(67.4)	(57.7)	—	(9.7)	67.4	(67.4)
Net unrealized loss on marketable securities	(0.4)	—	—	(0.4)	0.4	(0.4)
Other comprehensive loss, before tax	(590.6)	(57.4)	—	(533.2)	590.6	(590.6)
Income tax benefit	(24.0)	(21.1)	—	(2.9)	24.0	(24.0)
Other comprehensive loss, net of tax	(566.6)	(36.3)	—	(530.3)	566.6	(566.6)
Comprehensive earnings	86.5	652.5	—	867.6	(1,520.1)	86.5
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$86.4	$652.5	$—	$867.5	$(1,520.0)	$86.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$33.2	$—	$1,223.4	$—	$1,256.6
Accounts receivable, net	—	7.4	—	3,091.5	—	3,098.9
Inventories	—	—	—	2,687.5	—	2,687.5
Intercompany receivables	165.8	420.8	—	10,019.0	(10,605.6)	—
Prepaid expenses and other current assets	1.5	256.7	—	663.9	—	922.1
Total current assets	167.3	718.1	—	17,685.3	(10,605.6)	7,965.1
Property, plant and equipment, net	—	331.3	—	1,952.9	—	2,284.2
Investments in subsidiaries	17,755.5	9,912.6	—	—	(27,668.1)	—
Intercompany notes and interest receivable	2,268.9	10,054.4	—	18.7	(12,342.0)	—
Intangible assets, net	—	—	—	15,613.4	—	15,613.4
Goodwill	—	17.1	—	9,616.0	—	9,633.1
Other assets	—	97.1	—	945.6	—	1,042.7
Total assets	$20,191.7	$21,130.6	$—	$45,831.9	$(50,615.7)	$36,538.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$30.0	$—	$1,224.9	$—	$1,254.9
Short-term borrowings	—	—	—	54.2	—	54.2
Income taxes payable	—	33.2	—	131.3	—	164.5
Current portion of long-term debt and other long-term obligations	—	2,188.2	—	2,246.4	—	4,434.6
Intercompany payables	420.8	10,184.8	—	—	(10,605.6)	—
Other current liabilities	514.3	309.2	—	2,822.3	—	3,645.8
Total current liabilities	935.1	12,745.4	—	6,479.1	(10,605.6)	9,554.0
Long-term debt	7,427.8	3,735.7	—	165.1	—	11,328.6
Intercompany notes payable	—	1,466.5	—	10,875.4	(12,341.9)	—
Other long-term obligations	—	55.3	—	3,771.8	—	3,827.1
Total liabilities	8,362.9	18,002.9	—	21,291.4	(22,947.5)	24,709.7

Total equity	11,828.8	3,127.7	—	24,540.5	(27,668.2)	11,828.8

Total liabilities and equity	$20,191.7	$21,130.6	$—	$45,831.9	$(50,615.7)	$36,538.5

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1.6)	$724.7	$—	$974.6	$—	$1,697.7
Cash flows from investing activities:
Capital expenditures	—	(64.8)	—	(174.7)	—	(239.5)
Change in restricted cash	—	(49.5)	—	(1.0)	—	(50.5)
Purchase of marketable securities	—	(4.1)	—	(18.7)	—	(22.8)
Cash paid for Meda's unconditional deferred payment	—	—	—	(308.0)	—	(308.0)
Proceeds from sale of marketable securities	—	—	—	15.8	—	15.8
Cash paid for acquisitions, net	(5,278.5)	(931.3)	—	58.1	—	(6,151.7)
Settlement of acquisition-related foreign currency derivatives	(128.6)	—	—	—	—	(128.6)
Investments in affiliates	—	(43.6)	—	—	43.6	—
Dividends from affiliates	135.6	—	—	—	(135.6)	—
Loans to affiliates	(7,971.9)	(417.0)	—	(726.3)	9,115.2	—
Repayments of loans from affiliates	6,838.3	442.6	—	1,031.3	(8,312.2)	—
Payments for product rights and other, net	—	(0.4)	—	(195.9)	—	(196.3)
Net cash (used in) provided by investing activities	(6,405.1)	(1,068.1)	—	(319.4)	711.0	(7,081.6)
Cash flows from financing activities:
Payments of financing fees	(95.3)	—	—	—	—	(95.3)
Change in short-term borrowings, net	—	—	—	48.6	—	48.6
Proceeds from issuance of long-term debt	6,478.8	—	—	41.0	—	6,519.8
Payments of long-term debt	—	(500.0)	—	(567.0)	—	(1,067.0)
Proceeds from exercise of stock options	11.1	—	—	—	—	11.1
Taxes paid related to net share settlement of equity awards	(12.9)	—	—	—	—	(12.9)
Contingent consideration payments	—	—	—	(15.5)	—	(15.5)
Capital contribution from affiliates	—	—	—	43.6	(43.6)	—
Capital payments to affiliates	—	—	—	(135.6)	135.6	—
Payments on borrowings from affiliates	—	(1,361.8)	—	(6,950.4)	8,312.2	—
Proceeds from borrowings from affiliates	25.0	1,380.8	—	7,709.4	(9,115.2)	—
Acquisition of noncontrolling interest	—	—	—	(1.0)	—	(1.0)
Other items, net	—	(12.9)	—	14.5	—	1.6
Net cash provided by financing activities	6,406.7	(493.9)	—	187.6	(711.0)	5,389.4
Effect on cash of changes in exchange rates	—	—	—	15.1	—	15.1
Net (decrease) increase in cash and cash equivalents	—	(837.3)	—	857.9	—	20.6
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$—	$33.2	$—	$1,223.4	$—	$1,256.6
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$1,281.7	$—	$—	$—	$—	$1,281.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

(In millions)	Mylan N.V. (Parent Guarantor)	Mylan Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,417.1)	$—	$2,773.6	$—	$1,356.5
Cash flows from investing activities:
Capital expenditures	—	(55.1)	—	(152.2)	—	(207.3)
Change in restricted cash	—	—	—	25.9	—	25.9
Purchase of marketable securities	—	(29.3)	—	(29.8)	—	(59.1)
Proceeds from sale of marketable securities	—	—	—	29.4	—	29.4
Investments in affiliates	—	(289.4)	—	—	289.4	—
Loans to affiliates	(39.5)	(4,250.1)	—	(5,657.3)	9,946.9	—
Repayments of loans from affiliates	—	240.6	—	22.5	(263.1)	—
Payments for product rights and other, net	—	—	—	(428.2)	—	(428.2)
Net cash used in investing activities	(39.5)	(4,383.3)	—	(6,189.7)	9,973.2	(639.3)
Cash flows from financing activities:
Payments of financing fees	(89.1)	(25.6)	—	—	—	(114.7)
Change in short-term borrowings, net	—	—	—	(329.7)	—	(329.7)
Proceeds from convertible note hedge	—	1,970.8	—	—	—	1,970.8
Proceeds from issuance of long-term debt	—	2,390.0	—	—	—	2,390.0
Payments of long-term debt	—	(4,334.1)	—	—	—	(4,334.1)
Proceeds from exercise of stock options	39.5	53.3	—	—	—	92.8
Taxes paid related to net share settlement of equity awards	—	(25.8)	—	(5.9)	—	(31.7)
Capital contribution from affiliates	—	—	—	289.4	(289.4)	—
Payments on borrowings from affiliates	—	(22.5)	—	(240.6)	263.1	—
Proceeds from borrowings from affiliates	89.1	5,696.8	—	4,161.0	(9,946.9)	—
Acquisition of noncontrolling interest	—	—	—	(11.7)	—	(11.7)
Other items, net	1.3	48.3	—	—	—	49.6
Net cash provided by financing activities	40.8	5,751.2	—	3,862.5	(9,973.2)	(318.7)
Effect on cash of changes in exchange rates	—	—	—	(37.0)	—	(37.0)
Net increase (decrease) in cash and cash equivalents	1.3	(49.2)	—	409.4	—	361.5
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$1.4	$63.7	$—	$521.9	$—	$587.0
Supplemental disclosures of cash flow information —
Non-cash transactions:
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Income Taxes
The Company computes its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. During the three months ended September 30, 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the three and nine months ended September 30, 2016. In addition to the benefit recognized for the merger of the aforementioned entities, the effective tax rate for the three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015 was also impacted by the Medicaid Drug Rebate Program Settlement.

18.	Contingencies
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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At September 30, 2016, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. We are not aware of any outstanding claims related to Merck KGaA.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Discovery has closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade (and denied the corresponding plaintiffs’ motion). On January 28, 2015, the District Court denied the defendants’ summary judgment motions based on factors identified in the Supreme Court’s Actavis decision. In an order of June 1, 2015, vacated and reissued on June 11, 2015, the District Court denied the indirect purchaser plaintiffs’ motion for class certification. The indirect purchaser plaintiffs filed a petition for leave to appeal the certification decision, which was denied by the Court of Appeals for the Third Circuit on December 21, 2015. On July 27, 2015, the District Court granted the direct purchaser plaintiffs’ motion for class certification. On October 9, 2015, the Third Circuit granted defendants’ petition for leave to appeal the class certification decision. On October 16, 2015, defendants filed a motion to stay the liability trial, which had been set to begin on February 2, 2016, with the District Court pending the appeal of the decision to certify the direct purchaser class; this motion was denied on December 17, 2015. On December 17, 2015, the District Court approved the form and manner of notice to the certified class of direct purchasers; the notice was subsequently issued to the class. On December 21, 2015, the defendants filed a motion to stay with the Court of Appeals for the Third Circuit, which was granted on January 25, 2016; the trial is now stayed and the case has been placed in suspense. The appeal was fully briefed on April 28, 2016. Oral arguments on the appeal took place on July 12, 2016. On September 13, 2016, the Third Circuit reversed the district court’s certification order and remanded for further proceedings. On October 14, 2016 direct purchaser plaintiffs filed a petition seeking rehearing. On October 31, 2016 the petition seeking rehearing was denied. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers, and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers. Plaintiffs have not yet moved for preliminary approval of that settlement. At September 30, 2016, the Company has accrued approximately $16.0 million related to this settlement.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On June 29, 2015, the City of Providence, Rhode Island filed suit in the District of Rhode Island against the same parties named as defendants in litigation pending in the Eastern District of Pennsylvania, including Mylan, asserting state law claims based on the same underlying allegations. All defendants, including Mylan, moved to dismiss the suit on October 15, 2015 and the case was subsequently settled.
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. The petition was filed by the State of Louisiana purportedly in its capacity as an indirect purchaser. On May 16, 2016, the Judicial District Court deferred Mylan’s declinatory exception of no personal jurisdiction and its peremptory exception of prescription, and granted in part and denied in part Mylan’s peremptory exceptions of no cause of action and no right of action. On June 30, 2016, the plaintiff filed a supplemental and amended petition. The defendants filed a motion to strike and joint peremptory exceptions to the amended petition, which remain pending. On July 21, 2016, the plaintiff filed in the First Circuit Court of Appeal its application for a supervisory writ regarding the granting of defendant’s exceptions, which the defendants have opposed. The appeal was denied on October 31, 2016. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil, which Mylan opposed. On June 27, 2016, the Judicial Court declined to consolidate Mylan’s case with the other four actions, with leave to renew the consolidation request after filing the above-referenced amended petition. On July 21, 2016, the plaintiff filed a motion to reurge consolidation. Subsequently, the action to which plaintiff seeks to join Mylan was stayed, resulting in a stay of consolidation motion.
On July 28, 2016, United Healthcare filed a complaint against Mylan and four other drug manufacturers in the United States District of Minnesota, asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. Mylan’s response deadline is November 30, 2016.
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
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015; however they have since abandoned and dismissed their appeal of the District Court’s dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016 and the briefing has been completed. The case has been stayed pending the resolution of the indirect purchasers’ appeal against the defendants remaining in that case.
Shareholders Class Action
On June 11, 2015, City of Riviera Beach General Employees Retirement System and Doris Arnold (collectively, the “plaintiffs”) filed a purported class action complaint against Mylan and directors of Mylan Inc. (the “Directors”) in the Washington County, Pennsylvania, Court of Common Pleas (the “Pennsylvania Court”), on behalf of certain former shareholders of Mylan Inc. The complaint alleged both breach of fiduciary duty by the Directors and breach of contract by

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mylan and the Directors, relating to certain public disclosures made in connection with the EPD Transaction and the organization of, and Call Option Agreement with, the Foundation. The plaintiffs asked the Pennsylvania Court to: find that the Directors breached their fiduciary duties and that Mylan and the Directors breached the purported contract, rescind the vote of Mylan Inc.’s former shareholders approving the EPD Transaction, award compensatory damages and award Plaintiffs their costs relating to the lawsuit. On June 22, 2015, Mylan and the Directors removed the case to the U.S. District Court for the Western District of Pennsylvania (the “District Court”). The plaintiffs filed an amended complaint in the District Court on July 10, 2015, that included the same basic causes of action and requested relief, dropped allegations against some of the Directors named in the original complaint and asserted the breach of contract claim not on behalf of a purported class of former shareholders of Mylan Inc. but on behalf of a purported subclass of such shareholders who held shares of Mylan continuously for a specified period following consummation of the EPD Transaction. On July 21, 2015, a second purported class action complaint against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, was filed by a different plaintiff in the District Court. On August 28, 2015, the District Court consolidated the three actions, and, on September 4, 2015, the plaintiffs in the consolidated action filed a consolidated amended complaint (the “Consolidated Amended Complaint”) against the same defendants, asserting the same basic claims and requesting the same basic relief on behalf of the same purported class and subclass, but asserting the breach of contract claim against only Mylan. On September 30, 2015, two of the plaintiffs in the consolidated action filed a motion for partial summary judgment, on the breach of contract claim against Mylan (the “Motion for Partial Summary Judgment”). On October 23, 2015, the District Court approved the voluntary dismissal of a third purported class action, commenced on August 28, 2015 against Mylan and the Directors, alleging federal securities and breach of contract claims against all defendants and breach of fiduciary duty claims against the Directors, all arising out of the same basic alleged facts and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. On November 25, 2015, the defendants filed a Motion to Dismiss the Consolidated Amended Complaint, and Mylan filed an Opposition to the Motion for Partial Summary Judgment and a Motion to Deny Summary Judgment. On December 21, 2015, the District Court consolidated the action with a fourth purported class action, commenced on November 24, 2015 by, among others, the plaintiff in the third action, against the same defendants, alleging only breach of contract arising out of the same basic alleged facts, and requesting the same basic relief on behalf of certain former shareholders of Mylan Inc. In consolidating the actions, the District Court ordered, among other things, that the Consolidated Amended Complaint would remain the operative complaint in the consolidated action and that the Motion for Partial Summary Judgment and Motion to Dismiss were not disturbed by the consolidation. A Report and Recommendation was issued by the Magistrate Judge on May 10, 2016, recommending to the District Court that the defendants’ Motion to Dismiss the plaintiffs’ Consolidated Amended Complaint be granted and that the case be dismissed with prejudice. The Magistrate Judge further recommended that the District Court deny the plaintiffs’ Motion for Partial Summary Judgment as moot. Briefing on the plaintiffs’ objections to the Report and Recommendation was completed on June 7, 2016. The District Court adopted the Report and Recommendation of the Magistrate Judge on August 12, 2016, dismissing the case with prejudice.
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan is cooperating with the SEC in its investigation, and we are unable to predict the outcome of this matter at this time.
MDRP Classification of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector
In November 2014, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. The Company complied with various information requests received from the DOJ pursuant to the subpoena. The question in the underlying matter was whether EpiPen® Auto-Injector was properly classified with the Centers for Medicaid and Medicare Services (“CMS”) as a non-innovator drug under the applicable definition in the Medicaid Rebate statute and subject to the formula that is used to calculate rebates to Medicaid for such drugs. EpiPen® Auto-Injector has been classified with CMS as a non-innovator drug since before Mylan acquired the product in 2007 based on longstanding written guidance from the federal government. Beginning in August 2016, questions regarding the pricing of the EpiPen® Auto-Injector significantly increased and the Company received additional inquiries, including with respect to the classification of EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program, from committees and members of Congress and from other federal and state governmental agencies.
Subsequent to these developments, on October 7, 2016, Mylan agreed to the terms of a $465 million settlement with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. The terms of the settlement do not provide for any finding of wrongdoing on the part of Mylan Inc. or

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

any of its affiliated entities or personnel. The settlement terms provide for resolution of all potential Medicaid rebate liability claims by federal and state governments as to whether the product should have been classified as an innovator drug for CMS purposes, and subject to a higher rebate formula. EpiPen® Auto-Injector will begin being classified as an innovator drug on April 1, 2017. In connection with the settlement, Mylan expects to enter into a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. Mylan continues to work with the government to finalize the settlement. During the third quarter of 2016, the Company recorded an accrual of $465 million related to the DOJ settlement which is included in other current liabilities in the Condensed Consolidated Balance Sheets.
SEC Document Request
On October 7, 2016, Mylan received a document request from the Division of Enforcement at the SEC seeking communications with the CMS and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program, and any related complaints. Mylan intends to fully cooperate with the SEC’s inquiry.
EpiPen® Auto-Injector Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. The complaints allege that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. The complaints seek damages, as well as the plaintiffs’ fees and costs. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector Israeli Securities Litigation
On October 13, 2016, a purported shareholder of Mylan N.V. filed a lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders, against Mylan N.V. and four of its officers (collectively, for purposes of this paragraph, the “defendants”) in the Tel Aviv District Court (Economic Division). The plaintiff alleges that the defendants made false or misleading statements and omissions of purportedly material fact in Mylan N.V.’s reports to the Tel Aviv Stock Exchange regarding Mylan N.V.’s classification of its EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program, in violation of both U.S. and Israeli securities laws, the Israeli Companies Law and the Israeli Torts Ordinance. The plaintiff seeks damages, among other remedies. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector Civil Litigation
Beginning in August 2016, Mylan Specialty L.P. and other Mylan-affiliated entities have been named as defendants in certain putative class action lawsuits relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these suits assert violations of various state consumer protection laws, as well as common law claims, including claims for unjust enrichment, restitution, disgorgement and breach of the duty of good faith and fair dealing. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector State AG Investigations
Beginning in August 2016, the Company and certain of its affiliated entities received subpoenas and informal requests from various state attorneys general seeking information and documents relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The Company is cooperating with these inquiries.
EpiPen® Auto-Injector U.S. Congress/State Requests for Information and Documents
Mylan has also received several requests for information and documents from various Committees of the U.S. Congress and federal and state lawmakers concerning the marketing, distribution and sales of Mylan products. Mylan intends to engage with federal and state lawmakers as appropriate in response to their requests.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, although it is reasonably possible that the Company may incur additional losses from these matters, the amount of which cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with the EpiPen® Auto-Injector pricing matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, consolidated financial condition, results of operations, cash flows and/or ordinary share price in future periods.
Drug Pricing Matters
Department of Justice/Connecticut Subpoenas
On December 3, 2015, a subsidiary of Mylan N.V. received a subpoena from the Antitrust Division of the U.S. DOJ seeking information relating to the marketing, pricing, and sale of our generic Doxycycline products and any communications with competitors about such products.
On September 8, 2016, a subsidiary of Mylan N.V., as well as certain employees and a member of senior management, received subpoenas from the DOJ seeking additional information relating to the marketing, pricing and sale of our generic Cidofovir, Glipizide-metformin, Propranolol and Verapamil products and any communications with competitors about such products. Related search warrants also were executed. The Company is fully cooperating with the DOJ’s inquiry.
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. The Company is fully cooperating with Connecticut’s inquiry.
United States District Court for the Eastern District of Pennsylvania and Rhode Island Litigation
Beginning in March 2016, sixteen putative class action complaints have been filed in the United States District Court for the Eastern District of Pennsylvania and one filed in the District of Rhode Island by indirect purchasers against Mylan Inc., Mylan Pharmaceuticals Inc. and other pharmaceutical manufacturers, alleging conspiracies to fix, raise, maintain and stabilize the prices of certain Doxycycline and Digoxin products and to allocate markets and customers for those products. In addition, three putative class action complaints have been filed in the Eastern District of Pennsylvania by direct purchasers against Mylan and other pharmaceutical manufacturers. The Judicial Panel on Multidistrict Litigation has established an MDL in the Eastern District of Pennsylvania, where the cases have been consolidated. Mylan and its subsidiary intend to deny liability and to defend these actions vigorously.
On September 21, 2016, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania by indirect purchasers against Mylan Inc. and other pharmaceutical manufacturers, alleging conspiracies to fix, maintain, and/or stabilize the price of certain Pravastatin products. Mylan intends to deny liability and to defend this action vigorously.
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
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Briefing on the appeal has been completed and a hearing took place on October 8, 2015. On September 8, 2016, the General Court dismissed all appeals against the European Commission’s decision. Mylan has until November 18, 2016 to appeal the decision to European Court of Justice. The Company has accrued approximately $8.6 million and $9.8 million as of September 30, 2016 and December 31, 2015, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, “GlaxoSmithKline”), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, “Alpharma”), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, “Ivax”). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at September 30, 2016. Generics [U.K.] Limited has appealed the decision. A hearing is scheduled to commence on February 27, 2017 before the Competition Appeals Tribunal.
Strides Arcolab Limited Settlement
At the acquisition date of Agila, the Company estimated and accrued approximately $20 million for contingent consideration related to certain escrow arrangements. On November 1, 2016, the Company and Strides agreed on a settlement of substantially all outstanding regulatory, warranty and indemnity claims (the “Strides Settlement”). As a result of the settlement, the Company will have access to approximately $80 million of cash in the fourth quarter of 2016 which is currently contingently restricted. Approximately $110 million will be paid to either settle these pre-acquisition claims or be remitted to Strides. As such, the Company recorded approximately $90 million of expense in the third quarter of 2016. This amount is included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016. Prior to the Strides Settlement, the maximum contingent consideration

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

remaining was approximately $173 million and was related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene, Alendronate and Metoclopramide. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $32.5 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan and products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: uncertainties related to the Meda Transaction; the possibility that Mylan will not be able to repurchase, repay or refinance Meda’s outstanding debt obligations on favorable terms or at all; the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; actions and decisions of healthcare and pharmaceutical regulators; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction and the Meda Transaction within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; with respect to the Medicaid Drug Rebate Program Settlement (as defined below), the inability or unwillingness on the part of any of the parties to agree to a final settlement, any legal or regulatory challenges to the settlement, and any failure by third parties to comply with their contractual obligations; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market; success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) to meet anticipated demand; the potential impact of any change in patient access to the EpiPen® Auto-Injector and the introduction of a generic version of the EpiPen® Auto-Injector; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Annual Report on Form 10-K for the year ended December

31, 2015, as amended, Mylan’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
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
Through the third quarter of 2016, Mylan had two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”), Canada and Brazil (collectively, “North America”); Europe; and India, Australia, Japan and New Zealand as well as our export activity into emerging markets (collectively, “Rest of World”). Beginning in 2016, revenue from the Company’s Brazilian operation is included in the North America region. All prior period revenue from the Company’s Brazilian operations has been recast from the Rest of World region to the North America region to conform to the presentation for the current period. This change had no impact on Mylan’s segment reporting. Our API business is conducted through Mylan Laboratories Limited, which is included within Rest of World in our Generics segment. Specialty engages mainly in the development and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.
Due to our acquisition of Meda on August 5, 2016 and the integration of our portfolio across our branded, generics and over-the-counter platforms in all of our regions, effective October 1, 2016, the Company is expanding its reportable segments. The Company will report its results in three segments on a geographic basis as follows: (1) North America, (2) Europe and (3) Rest of World. This change in segment reporting will begin with the Company’s consolidated financial statements for the year ending December 31, 2016. Comparative segment financial information will be recast for prior periods to conform to this revised segment structure.
On August 25, 2016, the Company announced that it was immediately expanding already existing patient assistance programs for EpiPen® Auto-Injector. On August 29, 2016, the Company announced that its U.S. subsidiary will launch the first authorized generic to EpiPen® Auto-Injector. The Company intends to continue to market and distribute branded EpiPen® Auto-Injector.
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda AB (publ.) (“Meda”) to acquire all of the outstanding shares of Meda (the “Offer”), with an enterprise value, including the net debt of Meda, of approximately Swedish kronor (“SEK” or “kr”) 83.6 billion (based on a SEK/USD exchange rate of 8.4158) or $9.9 billion at announcement. On August 2, 2016, the Company announced that the Offer was accepted by Meda shareholders holding an aggregate of approximately 343 million shares, representing approximately 94% of the total number of outstanding Meda shares, as of July 29, 2016, and the Company declared the Offer unconditional. On August 5, 2016, settlement occurred with respect to the Meda shares duly tendered by July 29, 2016 and, as a result, Meda is now a controlled subsidiary of the Company. Pursuant to the terms of the Offer, each Meda shareholder that duly tendered Meda shares into the Offer received at settlement (1) in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share, and (2) in respect of the remaining 20% of the number of Meda shares tendered by such shareholder, 0.386 of the Company’s ordinary shares per Meda share (subject to treatment of fractional shares as described in the offer document published on June 16, 2016). The non-tendered shares will be acquired for cash through a compulsory acquisition proceeding, in accordance with the Swedish Companies Act (Sw. aktiebolagslagen (2005:551)), with advance title to such non-tendered shares expected to be acquired within six to twelve months of the acquisition date. The compulsory acquisition proceeding price will accrue interest as required by the Swedish Companies Act. Meda’s shares were delisted from the Nasdaq Stockholm exchange on August 23, 2016. On November 1, 2016, the Company made an offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share (the “November Offer”) to provide such remaining shareholders with an opportunity to sell their shares in Meda to the Company in advance of the automatic acquisition of their shares for cash in connection with the compulsory acquisition proceeding. The acceptance period for the November Offer expires on November 23, 2016 and settlement is expected to occur on or around November 30, 2016. Meda shareholders who tender their shares in the November Offer will not have the right to withdraw their acceptances, and there are no conditions to the completion of the November Offer. Any Meda shareholders that do not accept the November Offer will automatically receive all-cash consideration plus statutory interest for their Meda shares as determined in the compulsory acquisition proceeding. The November Offer is not being made, nor will any tender of share be accepted from or on behalf of holders in, any jurisdiction in which the making of the November Offer or the acceptance of any tender of shares would contravene applicable laws or regulations or require any offer documents, filings or other measures. In connection with either the November Offer or the compulsory acquisition proceeding, it has been assumed that the fair value of the non-tendered shares would be approximately 161kr per share at settlement, and the shares will be purchased with all cash.
The total purchase price was approximately $6.92 billion, net of cash acquired, which includes cash consideration paid of approximately $5.3 billion, the issuance of approximately 26.4 million Mylan N.V. ordinary shares at a fair value of approximately $1.3 billion based on the closing price of the Company’s ordinary shares on August 5, 2016, as reported by the NASDAQ Global Select Stock Market (the “NASDAQ”) and an assumed liability of approximately $431.0 million related to the November Offer and the compulsory acquisition proceeding of the non-tendered Meda shares, which is classified as a current liability on the Condensed Consolidated Balance Sheet.
Refer to Note 4 Acquisitions and Other Transactions in “Item 1. Notes to Condensed Consolidated Financial Statements” for additional information regarding significant recent events, including other acquisitions and transactions.
Litigation Settlements and Other Contingencies, Net
On October 7, 2016, the Company agreed to the terms of a $465 million settlement with the U.S. Department of Justice and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program (the “Medicaid Drug Rebate Program Settlement”). This amount is included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
On November 1, 2016, the Company and Strides agreed on a settlement of substantially all outstanding regulatory, warranty and indemnity claims (the “Strides Settlement”). As a result of the settlement, the Company will also have access to approximately $80 million of cash in the fourth quarter of 2016 which is currently contingently restricted. In addition, the Company recorded approximately $90 million of expense in the third quarter of 2016. This amount is included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
Refer to Note 18 Contingencies in “Item 1. Notes to Condensed Consolidated Financial Statements” for additional information regarding these two items.
Financial Summary
The tables below are a summary of the Company’s financial results for the three and nine months ended September 30, 2016 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2016	2015	Change	% Change
Total revenues	$3,057.1	$2,695.2	$361.9	13%
Gross profit	1,283.3	1,315.3	(32.0)	(2)%
(Loss) earnings from operations	(130.7)	601.1	(731.8)	(122)%
Net (loss) earnings attributable to Mylan N.V. ordinary shareholders	(119.8)	428.6	(548.4)	(128)%
Diluted (loss) earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$(0.23)	$0.83	$(1.06)	(128)%
Earnings from operations decreased for the three months ended September 30, 2016 compared to the prior year period primarily due to the recognition of the Medicaid Drug Rebate Program Settlement and the Strides Settlement, both of which are included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations in the current quarter, as well as higher amortization expense and operating expenses related to acquisitions completed during 2016. These items were partially offset by an increase in total revenues and the tax benefit that the Company realized during the three months ended September 30, 2016.

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2016	2015	Change	% Change
Total revenues	$7,809.1	$6,938.6	$870.5	13%
Gross profit	3,362.0	3,153.5	208.5	7%
Earnings from operations	385.8	1,037.0	(651.2)	(63)%
Net earnings attributable to Mylan N.V. ordinary shareholders	62.5	653.0	(590.5)	(90)%
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.12	$1.32	$(1.20)	(91)%
The decrease in earnings from operations for the nine months ended September 30, 2016 was primarily due to the Medicaid Drug Rebate Program Settlement and the Strides Settlement. In addition, diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders for the nine months ended September 30, 2016 compared to the prior year period was also impacted by higher amortization expense and operating expenses related to acquisitions completed during 2016, losses related to the Company’s SEK denominated foreign currency contracts, the write off of financing fees related to the termination of the 2016 Bridge Credit Agreement (defined below) and a higher average share count due to the impact of the ordinary shares issued in the EPD Transaction. These items were partially offset by an increase in total revenues and the tax benefit that the Company realized during the nine months ended September 30, 2016.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measure of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and the geographic regions within the Generics segment and consolidated total revenues on an actual and constant currency basis for the three and nine months ended September 30, 2016 and 2015.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted earnings and adjusted EPS can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended
	September 30,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues (2)	Constant Currency % Change
Generics:
Third party net sales
North America (3)	$1,098.8	$1,090.6	1%	$(1.0)	$1,097.8	1%
Europe (4)	842.0	611.9	38%	7.9	849.9	39%
Rest of World (3)	670.0	535.9	25%	(26.7)	643.3	20%
Total third party net sales (4)	2,610.8	2,238.4	17%	(19.8)	2,591.0	16%

Other third party revenues	14.2	11.5	23%	—	14.2	23%
Total third party revenues	2,625.0	2,249.9	17%	(19.8)	2,605.2	16%

Intersegment sales (5)	27.4	1.4	NM	—	27.4	NM
Generics total revenues	2,652.4	2,251.3	18%	(19.8)	2,632.6	17%

Specialty:
Third party net sales	418.7	437.8	(4)%	—	418.7	(4)%
Other third party revenues	13.4	7.5	79%	—	13.4	79%
Total third party revenues	432.1	445.3	(3)%	—	432.1	(3)%

Intersegment sales (5)	7.2	1.2	NM	—	7.2	NM
Specialty total revenues	439.3	446.5	(2)%	—	439.3	(2)%

Elimination of intersegment sales (5)	(34.6)	(2.6)	NM	—	(34.6)	NM
Consolidated total revenues (4)	$3,057.1	$2,695.2	13%	$(19.8)	$3,037.3	13%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)	The constant currency revenue change is derived by translating third party net sales for the current period at prior year comparative period exchange rates.

(3)
Beginning in the first quarter of 2016, the Company reclassified sales from its Brazilian operation from Rest of World to North America. The amount reclassified for the three months ended September 30, 2015 was approximately $11.0 million.

(4)
For the three months ended September 30, 2015, adjusted third party net sales in Europe totaled $629.0 million, adjusted generics segment third party net sales totaled $2.26 billion and adjusted total revenues were $2.71 billion. Adjusted third party net sales in Europe, adjusted generics segment third party net sales, and adjusted total revenues are non-GAAP financial measures that are discussed further in the section titled Use of Non-GAAP Financial Measures.

(5)	The percentage changes in intersegment sales are considered not meaningful (or, “NM”) in terms of the Company’s total revenue as intersegment sales eliminate in consolidation.

Total Revenues
For the current quarter, Mylan reported total revenues of $3.06 billion, compared to $2.70 billion for the comparable prior year period, representing an increase of $361.9 million, or 13%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $3.03 billion, compared to $2.68 billion for the comparable prior year period, representing an increase of $353.3 million, or 13%. Other third party revenues for the current quarter were $27.6 million, compared to $19.0 million for the comparable prior year period, an increase of $8.6 million.
The increase in total revenues included third party net sales growth in Generics of 17% as a result of the acquisitions of Meda and the Topicals Business, and to a lesser extent, net sales from products launched subsequent to October 1, 2015 (“new products”), which combined totaled approximately $534.9 million. This increase was partially offset by a decrease in net sales from existing products of approximately $218.6 million due to a combination of lower pricing and volumes in the current period. The favorable impact of foreign currency translation on current period total revenues was approximately $19.8 million.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% and 33% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $2.61 billion, compared to $2.24 billion for the comparable prior year period, an increase of $372.4 million, or 17%. In the Generics segment, foreign currency translation had a favorable impact on third party net sales of approximately $19.8 million, or 1% in the current quarter. As such, constant currency third party net sales increased by approximately $352.6 million, or 16% when compared to the prior year period. The graph below shows Generics third party net sales by region for the three months ended September 30, 2016 and 2015 and the increase period over period:
Third party net sales from North America increased by $8.2 million or 1% during the three months ended September 30, 2016 when compared to the prior year period. This increase was principally due to net sales from the acquisitions of Meda and the Topicals Business, and to a lesser extent, net sales from new product introductions as a result of leveraging our global platform, together totaling approximately $213.6 million. This increase was partially offset by lower volumes and pricing on existing products. The prior year period included the significant contribution of new products. The impact of foreign currency translation on current period third party net sales was insignificant within North America.
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
Third party net sales from Europe increased by $230.1 million or 38% during the three months ended September 30, 2016 when compared to the prior year period. The increase in third party net sales was primarily the result of net sales from the acquisition of Meda, and to a lesser extent, net sales from new product introductions, totaling approximately $220.4 million in the third quarter of 2016. Pricing and volumes were essentially flat in the third quarter of 2016 as a result of our diversified product portfolio. The unfavorable impact of foreign currency translation on current period third party net sales was $7.9 million, or 1% within Europe. As such, constant currency third party net sales increased by approximately $238.0 million, or 39% when compared to the prior year period.
Third party net sales from Mylan’s business in France increased when compared to the prior year period primarily as a result of net sales from the acquisition of Meda and new product introductions, and we remain the generics market leader. In Italy, third party net sales increased when compared to the prior year period as a result of net sales from the acquisition of Meda.
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
Third party net sales from Rest of World increased by $134.1 million, or 25% during the three months ended September 30, 2016 when compared to the prior year period. This increase was primarily due to net sales from the acquisition of Meda principally in emerging markets, and to a lesser extent, net sales from new product introductions, together totaling approximately $101.1 million. In addition, net sales from existing products increased slightly, as higher volumes offset lower pricing throughout the region, including in our anti-retroviral (“ARV”) franchise. Sales within our ARV franchise progressively improved throughout the third quarter of 2016 as HIV tender volumes increased. Third party net sales from Rest of World were favorably impacted by the effect of foreign currency translation by approximately $26.7 million, or 5% during the three months ended September 30, 2016. As such, constant currency third party net sales increased by approximately $107.3 million, or 20%.
In addition to third party net sales, the Rest of World region also supplies finished dosage form (“FDF”) generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $249.0 million and $205.6 million in the three months ended September 30, 2016 and 2015, respectively. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated third party net sales.
In Japan, third party net sales increased as a result of net sales from new products and higher volumes on existing products. These increases were partially offset by unfavorable pricing on existing products. In Australia, third party net sales increased primarily as a result of new product introductions, and to a lesser extent, net sales from the acquisition of Meda. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
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

Specialty Segment
The graph below shows Specialty third party net sales for the three months ended September 30, 2016 and 2015 and the decrease period over period:
Specialty third party net sales decreased by $19.1 million or 4% during the three months ended September 30, 2016 when compared to the prior year period. The decrease was primarily the result of lower unit volumes due to the timing of wholesaler purchases of the EpiPen® Auto-Injector in anticipation of the authorized generic launch.
Cost of Sales and Gross Profit
Cost of sales increased from $1.38 billion for the three months ended September 30, 2015 to $1.77 billion for the three months ended September 30, 2016, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended September 30, 2016 was $1.28 billion and gross margins were 42%. For the three months ended September 30, 2015, gross profit was $1.32 billion and gross margins were 49%. Gross margins were negatively impacted in the current quarter by increased purchase accounting related items, primarily amortization, as a result of the acquisitions of Meda and the Topicals Business, and the significant contribution in the prior year period of new products. Adjusted gross margins were approximately 57% for the three months ended September 30, 2016, compared to approximately 58% for the three months ended September 30, 2015. For the quarter ended September 30, 2016, the acquisition of Meda and new product introductions each positively impacted adjusted gross margins by 50 basis points, respectively. These increases were offset by the significant contribution in the prior year period of new products.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is as follows:

	Three Months Ended
	September 30,
(In millions)	2016	2015
U.S. GAAP cost of sales	$1,773.8	$1,379.9
Deduct:
Purchase accounting related amortization	(421.5)	(215.4)
Acquisition related costs	(8.5)	(24.9)
Restructuring & other special items	(21.7)	(5.1)
Adjusted cost of sales	$1,322.1	$1,134.5

Adjusted gross profit (a)	$1,735.0	$1,577.8

Adjusted gross margin (a)	57%	58%
____________

(a)
Adjusted gross profit is calculated as total revenues (adjusted total revenues for 2015) less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues (adjusted total revenues for 2015).

Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2016 was $199.1 million, compared to $174.8 million for the comparable prior year period, an increase of $24.3 million. The increase is primarily due to the inclusion of Meda and the Topicals Business, which increased R&D expense by approximately $12 million in the current quarter. R&D expense also increased due to expenses of approximately $9.0 million in the third quarter of 2016 related to the Company’s collaboration agreement entered into on January 8, 2016 with Momenta Pharmaceuticals, Inc. (“Momenta”). The remainder is driven by the continued development of our respiratory, insulin and biologics programs.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $656.9 million, compared to $537.1 million for the comparable prior year period, an increase of $119.8 million. The increase in SG&A is primarily due to the additional expense related to the acquisitions of Meda and the Topicals Business which increased SG&A by approximately $106.8 million in the current quarter. In addition, SG&A increased due to increased employee related costs and increased depreciation expense as a result of information technology related capital expenditures.
Litigation Settlements and Other Contingencies, Net
During the three months ended September 30, 2016 and 2015, the Company recorded a charge, net of $558.0 million and $2.3 million, respectively. In the current year period, the charge was primarily related to the Medicaid Drug Rebate Program Settlement and the Strides Settlement. In the prior year period, the charge was primarily related to the settlement of an anti-trust matter.
Interest Expense
Interest expense for the three months ended September 30, 2016 totaled $144.4 million, compared to $95.1 million for the three months ended September 30, 2015, an increase of $49.3 million. The increase in the current quarter is primarily due to $59.3 million of interest related to the issuance of the June 2016 Senior Notes (as defined below) and approximately $17.7 million of interest related to borrowings acquired from Meda. Partially offsetting these increases was lower amortization of discounts as a result of the repayment of the Company’s Cash Convertible Notes due 2015 (the “Cash Convertible Notes”) in September 2015, and the result of the refinancing of certain debt instruments in 2015.

Other Expense, Net
Other expense, net, was $50.2 million in the current quarter, compared to $50.9 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
(In millions)	2016	2015
Losses from equity affiliates, primarily clean energy investments	$29.7	$27.8
Foreign exchange losses (gains)	27.8	(17.2)
Write off of deferred financing fees	—	11.1
Redemption premium on 2020 Senior Notes	—	39.4
Write off of unamortized premium on 2020 Senior Notes	—	(9.7)
Other gains, net	(7.3)	(0.5)
	$50.2	$50.9
In the third quarter of 2016, foreign exchange losses of $27.8 million included $44.4 million of losses related to the Company’s SEK non-designated foreign currency contracts partially offset by foreign currency gains.
Income Tax (Benefit) Provision
For the three months ended September 30, 2016, the Company recognized an income tax benefit of $205.5 million, compared to an income tax provision of $26.5 million for the comparable prior year period. During the three months ended September 30, 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the three months ended September 30, 2016. In addition to the benefit recognized for the merger of the aforementioned entities, the effective tax rate for the three months ended September 30, 2016 versus the comparable prior quarter period was impacted by the Medicaid Drug Rebate Program Settlement.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues (2)	Constant Currency % Change
Generics:
Third party net sales
North America (3)	$3,028.6	$2,894.1	5%	$10.9	$3,039.5	5%
Europe (4)	2,033.9	1,589.2	28%	10.2	2,044.1	29%
Rest of World (3)	1,613.9	1,453.8	11%	(9.1)	1,604.8	10%
Total third party net sales (4)	6,676.4	5,937.1	12%	12.0	6,688.4	13%

Other third party revenues	33.0	31.7	4%	0.3	33.3	5%
Total third party revenues	6,709.4	5,968.8	12%	12.3	6,721.7	13%

Intersegment sales (5)	29.5	5.2	NM	0.3	29.8	NM
Generics total revenues	6,738.9	5,974.0	13%	12.6	6,751.5	13%

Specialty:
Third party net sales	1,069.1	950.7	12%	—	1,069.1	12%
Other third party revenues	30.6	19.1	60%	—	30.6	60%
Total third party revenues	1,099.7	969.8	13%	—	1,099.7	13%

Intersegment sales (5)	13.7	5.8	NM	—	13.7	NM
Specialty total revenues	1,113.4	975.6	14%	—	1,113.4	14%

Elimination of intersegment sales (5)	(43.2)	(11.0)	NM	(0.3)	(43.5)	NM
Consolidated total revenues (4)	$7,809.1	$6,938.6	13%	$12.3	$7,821.4	13%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)	The constant currency revenue change is derived by translating third party net sales for the current period at prior year comparative period exchange rates.

(3)
Beginning in the first quarter of 2016, the Company reclassified sales from its Brazilian operation from Rest of World to North America. The amount reclassified for the nine months ended September 30, 2015 was approximately $32.3 million.

(4)
For the nine months ended September 30, 2015, adjusted third party net sales in Europe totaled $1.61 billion, adjusted generics segment third party net sales totaled $5.95 billion and adjusted total revenues were $6.96 billion. Adjusted third party net sales in Europe, adjusted generics segment third party net sales, and adjusted total revenues are non-GAAP financial measures that are discussed further in the section titled Use of Non-GAAP Financial Measures.

(5)	The percentage changes in intersegment sales are considered not meaningful (or, “NM”) in terms of the Company’s total revenue as intersegment sales eliminate in consolidation.
Total Revenues
For the nine months ended September 30, 2016, Mylan reported total revenues of $7.81 billion, compared to $6.94 billion for the comparable prior year period, representing an increase of $870.5 million, or 13%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the nine months ended September 30, 2016 were $7.75 billion, compared to $6.89 billion for the comparable prior year period, representing an increase of $857.7 million, or 12%. Other third party revenues for the nine months ended September 30, 2016 were $63.6 million, compared to $50.8 million for the comparable prior year period, an increase of $12.8 million.
The increase in total revenues included third party net sales growth in Generics of 12% and Specialty of 12%. Contributing to this increase was net sales from the acquisitions of Meda and the Topicals Business and net sales from new product introductions, and to a lesser extent, the two additional months of net sales from the EPD Business (“incremental EPD Business sales”) in the Generics segment when compared to the nine months ended September 30, 2015, all of which combined totaled approximately $920.4 million. Net sales from existing products decreased approximately $67.9 million as a result of a decline in pricing of approximately $99.7 million, partially offset by an increase in volumes of approximately $31.8 million. Mylan’s total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Canada, the European Union, India, and the United Kingdom, partially offset by the strengthening of the Japanese Yen. The unfavorable impact of foreign currency translation on current year total revenues was approximately $12.3 million resulting in an increase in constant currency total revenues of approximately $882.8 million, or 13%.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively.
Generics Segment
For the nine months ended September 30, 2016, Generics third party net sales were $6.68 billion, compared to $5.94 billion for the comparable prior year period, an increase of $739.3 million, or 12%. In the Generics segment, foreign currency translation had an unfavorable impact on third party net sales of approximately $12.0 million in the current year period. As such, constant currency third party net sales increased by approximately $751.3 million, or 13% when compared to the prior year period. The graph below shows Generics third party net sales by region for the nine months ended September 30, 2016 and 2015 and the increase period over period:
Third party net sales from North America increased by $134.5 million or 5% during the nine months ended September 30, 2016 when compared to the prior year period. This increase was principally due to net sales from the acquisitions of Meda, the Topicals Business, the incremental EPD Business sales, and to a lesser extent, net sales from new product introductions as a result of our global platform, together totaling approximately $312.5 million. This increase was partially offset by lower pricing on existing products while volumes on existing products increased slightly. The impact of foreign currency translation on the current period third party net sales was insignificant within North America.
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
Third party net sales from Europe increased by $444.7 million or 28% during the nine months ended September 30, 2016 when compared to the prior year period. This increase was primarily the result of the acquisition of Meda, the incremental EPD Business sales, and to a lesser extent, net sales from new product introductions, together totaling approximately $408.5 million during the nine months ended September 30, 2016. In addition, there were higher volumes on existing products, while pricing was essentially flat as a result of our diversified product portfolio. The unfavorable impact of foreign currency translation on current period third party net sales was $10.2 million, or 1% within Europe. As such, constant currency third party net sales increased by approximately $454.9 million, or 29% when compared to the prior year period.
Third party net sales from Mylan’s business in France increased when compared to the prior year as a result of the acquisition of Meda and the incremental EPD Business sales, higher volumes and pricing on existing products and new product introductions. Our market share in France increased for the nine months ended September 30, 2016, and we remain the generics market leader. In Italy, third party net sales increased when compared to the prior year period as a result of the acquisition of Meda and the incremental EPD Business sales, and to a lesser extent, new product introductions, which was partially offset by lower sales of existing products.
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
Third party net sales from Rest of World increased by $160.1 million or 11% during the nine months ended September 30, 2016 when compared to the prior year period. This increase was primarily driven by the acquisition of Meda, the incremental EPD Business sales, and to a lesser extent, new product introductions across the region, together totaling $199.4 million, combined with higher sales volumes in Japan, India and emerging markets. These increases were partially offset by lower pricing in the region, including the ARV franchise. However, sales within our ARV franchise progressively grew throughout the first nine months of the year, and on a sequential basis third quarter sales increased over 30% from the second quarter of 2016. The favorable impact of foreign currency translation on current period third party net sales was $9.1 million, or 1% within Rest of World. As such, constant currency third party net sales increased by approximately $151.0 million, or 10%.
In addition to third party net sales, the Rest of World region also supplies FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by Rest of World were approximately $684.1 million and $522.1 million in the nine months ended September 30, 2016 and 2015, respectively. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated third party net sales.
In Japan, third party net sales increased as a result of the incremental EPD Business sales, higher volumes on existing products and net sales from new product introductions. In Australia, third party net sales increased as result of net sales from new product introductions, the incremental EPD Business sales, and to a lesser extent, the acquisition of Meda and higher volumes on existing products. Within these countries, net sales from existing products increased as higher volumes offset lower pricing. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
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
Specialty Segment
The graph below shows Specialty third party net sales for the nine months ended September 30, 2016 and 2015 and the increase period over period:

Specialty third party net sales increased by $118.4 million or 12% during the nine months ended September 30, 2016 when compared to the prior year period. The increase was primarily the result of the realization of the benefits of customer contract negotiations over the last several quarters related to the EpiPen® Auto-Injector, and higher sales of the Perforomist® Inhalation Solution and ULTIVA®, partially offset by lower volumes across the segment.
Cost of Sales and Gross Profit
Cost of sales increased from $3.79 billion for the nine months ended September 30, 2015 to $4.45 billion for the nine months ended September 30, 2016, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. In addition to the increase in net sales, the increase in cost of sales was also impacted by acquisition related amortization expense of Meda, the Topicals Business and Jai Pharma Limited as well as an additional two months of amortization expense related to the EPD Business as compared to the prior year period. Gross profit for the nine months ended September 30, 2016 was $3.36 billion and gross margins were 43%. For the nine months ended September 30, 2015, gross profit was $3.15 billion and gross margins were 45%. Gross margins were positively impacted in the current year by new product introductions and higher sales within Specialty which positively impacted gross margins by approximately 50 and 70 basis points, respectively. These increases were offset by the negative impact of increased purchase accounting related items, primarily amortization, as a result of the acquisitions of Meda and the Topicals Business, and the significant contribution in the prior year period of new products. Adjusted gross margins were approximately 56% for the nine months ended September 30, 2016, compared to approximately 55% for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the combined impact of acquisitions and new product introductions and higher sales within Specialty positively impacted adjusted gross margins by approximately 50 basis points and 30 basis points, respectively. These increases were partially offset by the significant contribution in the prior year period of new products.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is as follows:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
U.S. GAAP cost of sales	$4,447.1	$3,785.1
Deduct:
Purchase accounting related amortization	(914.8)	(598.3)
Acquisition related costs	(39.8)	(63.7)
Restructuring & other special items	(47.9)	(19.8)
Adjusted cost of sales	$3,444.6	$3,103.3

Adjusted gross profit (a)	$4,364.5	$3,852.4

Adjusted gross margin (a)	56%	55%
____________

(a)
Adjusted gross profit is calculated as total revenues (adjusted total revenues for 2015) less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues (adjusted total revenues for 2015).

Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2016 was $632.2 million, compared to $512.9 million for the comparable prior year period, an increase of $119.3 million. During the nine months ended September 30, 2016, the Company made an upfront payment to Momenta for $45 million related to the Company’s collaboration agreement and incurred approximately $22.3 million of additional R&D expense related to the collaboration. The inclusion of Meda and the Topicals Business increased R&D expense by approximately $12 million and the additional two months of expense related to the EPD Business in the current year increased R&D expense by approximately $9 million. R&D expense also increased due to the continued development of our respiratory, insulin and biologics programs. During the nine months ended September 30, 2016, the Company incurred approximately $15 million of milestone payments related to the collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”). In the prior year period, the Company incurred a $15 million upfront licensing payment related to the collaboration with Theravance Biopharma.
Selling, General & Administrative Expense
SG&A for the nine months ended September 30, 2016 was $1.79 billion, compared to $1.58 billion for the comparable prior year period, an increase of $203.1 million. Factors contributing to the increase in SG&A include additional expense related to the acquisitions of Meda, the Topicals Business and the EPD Business which increased SG&A by approximately $175.4 million. In addition, the increase in SG&A is due to increased employee compensation expense as well as increased depreciation expense as a result of information technology related capital expenditures. These increases were partially offset by decreases in consulting and professional services expense of approximately $24.1 million and legal expense of approximately $27.0 million, primarily due to higher acquisition related costs incurred in the prior year period.
Litigation Settlements and Other Contingencies, Net
During the nine months ended September 30, 2016 and 2015, the Company recorded a charge, net of $556.4 million and $19.1 million, respectively. During the nine months ended September 30, 2016, the charge was primarily related to the Medicaid Drug Rebate Program Settlement and the Strides Settlement. In the prior year period, the charge was primarily related to the settlement of antitrust matters, partially offset by the settlement of patent infringement matters.

Interest Expense
Interest expense for the nine months ended September 30, 2016 totaled $305.0 million, compared to $268.5 million for the nine months ended September 30, 2015, an increase of $36.5 million. The increase in the current year is primarily due to approximately $73.2 million of interest related to the issuance of the June 2016 Senior Notes and approximately $17.7 million of interest related to borrowings acquired from Meda. Partially offsetting these increases was lower amortization of discounts as a result of the repayment of the Company’s Cash Convertible Notes in September 2015, and the result of the refinancing of certain debt instruments in 2015.
Other Expense, Net
Other expense, net, was $184.0 million for the nine months ended September 30, 2016, compared $71.4 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Losses from equity affiliates, primarily clean energy investments	$85.5	$77.5
Foreign exchange losses (gains)	81.6	(42.3)
Write off of deferred financing fees	33.2	11.0
Redemption premium on 2020 Senior Notes	—	39.4
Write off of unamortized premium on 2020 Senior Notes	—	(9.7)
Other gains, net	(16.3)	(4.5)
	$184.0	$71.4
In the current year foreign exchange losses of approximately $81.6 million included $128.6 million of losses related to the Company’s SEK non-designated foreign currency contracts partially offset by foreign exchange gains.
Income Tax (Benefit) Provision
For the nine months ended September 30, 2016, the Company recognized an income tax benefit of $165.7 million, compared to an income tax provision of $44.0 million for the comparable prior year period. During the nine months ended September 30, 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the nine months ended September 30, 2016. In addition to the benefit recognized for the merger of the aforementioned entities, the effective tax rate for the nine months ended September 30, 2016 versus the comparable prior year period was also impacted by the Medicaid Drug Rebate Program Settlement.
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
Adjusted Third Party Net Sales from Europe, Adjusted Generics Segment Third Party Net Sales, Adjusted Third Party Net Sales and Adjusted Total Revenues
The Company has provided the following non-GAAP financial measures: adjusted third party net sales from Europe, adjusted Generics segment third party net sales, adjusted third party net sales and adjusted total revenues, each of which excludes an acquisition related customer incentive in Europe from the most directly comparable U.S. GAAP financial measure for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
U.S. GAAP third party net sales from Europe	$842.0	$611.9	$2,033.9	$1,589.2
Add:
Acquisition related customer incentive	—	17.1	—	17.1
Adjusted third party net sales from Europe	$842.0	$629.0	$2,033.9	$1,606.3

U.S. GAAP Generics segment third party net sales	$2,610.8	$2,238.4	$6,676.4	$5,937.1
Add:
Acquisition related customer incentive	—	17.1	—	17.1
Adjusted Generics segment third party net sales	$2,610.8	$2,255.5	$6,676.4	$5,954.2

U.S. GAAP third party net sales	$3,029.5	$2,676.2	$7,745.5	$6,887.8
Add:
Acquisition related customer incentive	—	17.1	—	17.1
Adjusted third party net sales	$3,029.5	$2,693.3	$7,745.5	$6,904.9

U.S. GAAP total revenues	$3,057.1	$2,695.2	$7,809.1	$6,938.6
Add:
Acquisition related customer incentive	—	17.1	—	17.1
Adjusted total revenues	$3,057.1	$2,712.3	$7,809.1	$6,955.7
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in the Notes to interim financial statements — Note 18 Contingencies are generally excluded from adjusted earnings and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan N.V. ordinary shareholders and diluted (loss) earnings per share attributable to Mylan N.V. ordinary shareholders, as reported under U.S. GAAP, and adjusted earnings and adjusted EPS for the periods shown follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2016		2015		2016		2015
U.S. GAAP net (loss) earnings attributable to Mylan N.V. and U.S. GAAP diluted (loss) earnings per share	$(119.8)	$(0.23)	$428.6	$0.83	$62.5	$0.12	$653.0	$1.32
Purchase accounting related amortization (primarily included in cost of sales) (a)	427.1		219.2		931.8		609.8
Litigation settlements, net (b)	468.0		2.3		466.4		19.1
Interest expense (primarily related to clean energy investment financing)	5.5		11.5		18.9		39.9
Accretion of contingent consideration liability and other fair value adjustments (c)	100.4		9.7		120.7		28.5
Clean energy investments pre-tax loss (d)	23.8		24.1		69.4		68.3
Financing related costs (included in other expense, net)	—		40.8		—		40.8
Acquisition related costs (primarily included in SG&A, other expense, net and interest expense) (e)	110.5		92.3		346.7		243.7
Acquisition related customer incentive (included in third party net sales)	—		17.1		—		17.1
Restructuring and other special items included in:
Cost of sales	21.7		5.1		47.9		19.8
Research and development expense (f)	22.2		0.6		98.7		18.5
Selling, general and administrative expense	12.3		8.6		31.3		41.3
Other expense, net	(1.4)		(1.2)		1.3		6.9
Tax effect of the above items and other income tax related items	(343.9)		(124.9)		(490.5)		(289.5)
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$726.4	$1.38	$733.8	$1.43	$1,705.1	$3.31	$1,517.2	$3.08
Weighted average diluted ordinary shares outstanding	526.3		514.0		515.2		493.2
____________

(a)
Includes amortization of the purchase accounting inventory fair value step-up for Meda, the Topicals Business and Jai Pharma Limited totaling approximately $56.1 million and $58.6 million for the three and nine months ended September 30, 2016. Includes amortization of the purchase accounting inventory fair value step-up for the EPD Business of approximately $35.4 million for the nine months ended September 30, 2015.

(b)
Includes $465 million related to the Medicaid Drug Rebate Program Settlement for the three and nine months ended September 30, 2016. This amount is included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.

(c)
Includes approximately $90 million related to the Strides Settlement for the three and nine months ended September 30, 2016. This amount is included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.

(d)
Adjustment represents exclusion of the pre-tax loss related to Mylan's clean energy investments and related financing, the activities of which qualify for income tax credits under Section 45 of the Code. The amount is included in other expense, net in the Condensed Consolidated Statements of Operations.

(e)
Acquisition related costs primarily relate to ongoing acquisition and integration activities. Such costs included in other expense, net is approximately $44.4 million and $128.6 million of losses related to the Company's SEK non-designated foreign currency contracts for the three and nine months ended September 30, 2016, respectively. Included in SG&A for the three and nine months ended September 30, 2016 is approximately $39.7 million and $102.4 million, respectively, primarily related to consulting, professional and legal costs. Included in interest expense, net for the three and nine months ended September 30, 2016 is approximately $19.7 million and $33.6 million of interest expense, respectively, related to the issuance of June 2016 Senior Notes for the period prior to the completion date of the Offer.

(f)
R&D expense includes a $45 million upfront payment to Momenta and $15 million of milestone payments to Theravance Biopharma for the nine months ended September 30, 2016. In addition, included in this amount for the three and nine months ended September 30, 2016 is approximately $9.0 million and $22.3 million, respectively, of R&D expense incurred related to the Company’s collaboration with Momenta.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $1.70 billion for the nine months ended September 30, 2016. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $341.2 million to $1.70 billion for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $1.36 billion for the nine months ended September 30, 2015. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in non-cash expenses of $1.09 billion including increased depreciation and amortization as a result of recent acquisitions of approximately $355.0 million, $465.0 million related to the Medicaid Drug Rebate Program Settlement, $90 million related to the Strides Settlement, the write off of certain financing fees and a number of other charges including the accretion of contingent consideration and increased losses in equity method investments;

•
a net increase in the amount of cash provided by changes in accounts receivable, including estimated sales allowances of $237.6 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•	a net decrease in the amount of cash used in changes in income taxes payable of $229.8 million as a result of a lower amount of estimated tax payments made during the current year.
These items were partially offset by the following:

•	a decrease in net earnings of $590.6 million, including a $294.4 million increase in the benefit for deferred income taxes; and

•	a net decrease in the amount of cash provided by changes in trade accounts payable of $287.5 million as a result of the timing of cash payments.

Investing Activities
Cash used in investing activities was $7.08 billion for the nine months ended September 30, 2016, as compared to $639.3 million for the nine months ended September 30, 2015, a net increase of $6.44 billion. The net increase in cash used in investing activities was principally the result of the following:

•	an increase in net cash paid for acquisitions of $6.15 billion which relates to the Company’s acquisitions of Meda and the Topicals Business;

•	an unconditional deferred payment of $308 million relating to Meda’s acquisition of Rottapharm S.p.A paid in the third quarter of 2016 as a result of the acquisition of Meda;

•
a $128.6 million settlement of the Company’s non-designated foreign exchange forward and option contracts used to economically hedge the foreign currency exposure associated with the payment of the Swedish krona-denominated cash portion of the purchase price of Meda;

•
an increase in restricted cash of $76.4 million. In the current year, restricted cash increased approximately $50 million related to amounts deposited in escrow for potential contingent consideration payments in connection with the acquisition of the Topicals Business; and

•
an increase in capital expenditures, primarily for equipment and facilities, which totaled approximately $239.5 million in the current period, compared to $207.3 million in the comparable prior year period. While there can be no assurance that current expectations will be realized, capital expenditures for the 2016 calendar year are expected to be approximately $400 million to $450 million.

These items were partially offset by the following:

•
a decrease in payments for product rights and other investing activities, net, which totaled $196.3 million for the nine months ended September 30, 2016, as compared to $428.2 million in the prior year period. In the current year, the Company paid $57.9 million to acquire a marketed pharmaceutical product and $90 million to acquire certain European intellectual property rights and marketing authorizations, which was accrued for at December 31, 2015. The prior year payments were the result of the acquisition of certain commercialization rights in the U.S. and other countries; and

•
a decrease in the purchase of marketable securities, which totaled $22.8 million during the nine months ended September 30, 2016, as compared to $59.1 million in the prior year period. This change is primarily attributable to the Company’s investment in Theravance Biopharma’s common stock in the prior year.

Financing Activities
Cash provided by financing activities was $5.39 billion for the nine months ended September 30, 2016, compared to cash used in financing activities of $318.7 million for the nine months ended September 30, 2015, a net increase of $5.71 billion. The net increase in cash provided by financing activities was principally the result of the following:

•
an increase in proceeds from long-term debt of $4.1 billion which was attributable to the Company’s issuance of $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026, and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 (collectively, the “June 2016 Senior Notes”) in the second quarter of 2016 in anticipation of the completion of the acquisition of Meda. In the prior year period, the Company received proceeds of approximately $2.4 billion under various financings;

•
a decrease in payments of long-term debt, which totaled $1.07 billion for the nine months ended September 30, 2016, as compared to $4.33 billion for the nine months ended September 30, 2015. In the current year, the Company paid the principal amount of $500.0 million on the 1.800% Senior Notes due 2016 which matured on June 24, 2016 and repaid approximately $567 million of Meda’s bank loans. In the prior year, the Company paid $2.54 billion in connection with the conversion of the Cash Convertible Notes on September 15, 2015 and paid $1.08 billion in connection with the redemption of the 7.875% Senior Notes due 2020 (the “2020 Senior Notes”); and

•
an increase in the change in short-term borrowings of $378.3 million. In the prior year period, the Company decreased the borrowings under the accounts receivable securitization facility (the “Receivables Facility”) by approximately $325 million, net.

These items were partially offset by the following:

•
a decrease in proceeds from the cash convertible note hedge which totaled $1.97 billion in the prior year as the cash convertible note hedge settled in the third quarter of 2015 in conjunction with the maturity and full redemption of the Cash Convertible Notes; and

•	a decrease in proceeds from the exercise of stock options which totaled $11.1 million in the current year, as compared to $92.8 million in the prior year period.

Capital Resources
Our cash and cash equivalents at our non-U.S. operations totaled $1.19 billion at September 30, 2016. These funds are available to purchase the non-tendered Meda shares through the November Offer and compulsory acquisition proceeding. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.

Meda Borrowings
Upon settlement of the Offer on August 5, 2016, Meda became a controlled subsidiary of Mylan. Meda is party to certain debt obligations, all of which remained outstanding following the settlement of the Offer. During the three months ended September 30, 2016, the Company repaid approximately $567 million of Meda’s bank loans. Meda’s outstanding debt obligations and committed bank facilities contained change of control provisions that were triggered upon settlement of the Offer. Meda’s debt financing includes approximately 16.7kr billion of borrowings under a syndicated bank facility of 25kr billion with nine Swedish and foreign banks. This financing is augmented with borrowings via a Swedish MTN program with an upper limit of 7kr billion, a Swedish commercial paper program with an upper limit of 4kr billion and a bilateral bank loan of 2kr billion.
The settlement of the Offer constituted a change of control under the Facilities Agreement, dated as of December 17, 2014 (as amended on October 29, 2015, the “Facilities Agreement”), among Meda, as borrower, the lenders party thereto (the “Lenders”) and Danske Bank A/S, as agent (“Danske”). As of September 30, 2016, there was $1.94 billion aggregate principal amount of loans outstanding under the Facilities Agreement. On August 30, 2016, Meda entered into the Amendment and Waiver Letter (the “Amendment”) to the Facilities Agreement, between Meda, as borrower, and Danske Bank A/S, as agent on behalf of the Lenders. The Amendment provides that (i) the lenders under the Facilities Agreement waive any put rights arising in connection with the Company’s acquisition of a majority of the issued share capital in Meda or any action taken in connection therewith; (ii) the termination date in respect of each of the loans and commitments under the Facilities Agreement will be August 30, 2017; and (iii) a change of control will occur under the Facilities Agreement if (a) the Company fails to, directly or indirectly, own all or substantially all of the issued share capital or votes in Meda or (b) any person (other than Stichting Preferred Shares Mylan) acquires more than 50% of the issued share capital or votes in the Company. Of the total facility amount of 25kr billion, the Company has available approximately 7.9kr billion ($925.1 million) of uncommitted borrowings at September 30, 2016.
The settlement of the Offer constituted a change of control under the terms of the notes issued by Meda under its MTN program. In accordance with the terms of the notes, Meda notified the noteholders of the occurrence of the change of control on August 5, 2016. As of September 30, 2016, there was $157.5 million aggregate principal amount of notes outstanding under the MTN program. As a result of such change of control, each noteholder had an individual right (a “put right”) to demand early redemption of the notes at their principal amount, together with accrued interest up to and including the date of redemption. The date of redemption for the notes of the noteholders that chose to exercise their put rights was November 3, 2016 and approximately $2.0 million was paid on that date.
The settlement of the Offer constituted a Change of Control (as defined in the Loan Agreement referred to below) under the Loan Agreement, dated as of September 17, 2014 (the “Loan Agreement”), between Meda, as borrower, and AB Svensk Exportkredit (publ), as lender (“Svensk Exportkredit”). As of September 30, 2016, there was $233.3 million aggregate principal amount of loans outstanding under the Loan Agreement. In accordance with the terms of the Loan Agreement, Meda notified Svensk Exportkredit of the Change of Control. No agreement to amend the terms of the Loan Agreement was reached within 30 days of Svensk Exportkredit’s receipt of notice from Meda of the Change of Control. Svensk Exportkredit may cancel its commitment and demand repayment of the loans under the Loan Agreement by notice to Meda, with repayment to be made not less than 30 days after such notice to Meda. The loans under the Loan Agreement will be repaid in accordance with the terms thereof.
The Facilities Agreement contains customary affirmative covenants, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of authorizations, property, and insurance and compliance with laws, as well as customary negative covenants, including limitations on the incurrence of subsidiary indebtedness, disposals, loans and guarantees, liens, mergers and certain other corporate reconstructions, acquisitions and changes in Meda’s lines of business. Pursuant to the Facilities Agreement, Meda must deliver to Danske (i) within 60 days after the end of each consecutive three month period of its financial years, its unaudited consolidated financial statements for such three month period and (ii) within 120 days after the end of each of its financial years, its audited consolidated financial statements for such financial year. The Facilities Agreement contains financial covenants limited to (i) a maximum senior net debt to EBITDA ratio and (ii) a minimum EBITDA interest coverage ratio.
The MTN program contains covenants that, among other things, restrict Meda's ability and the ability of certain of Meda's subsidiaries to substantially change the general nature of its business; create liens to secure debt securities or other publicly traded debt; or sell or dispose of Meda's assets to the extent such sales or disposition could jeopardize Meda’s ability to fulfill its obligations under the MTN program; and require Meda to maintain the listing of the loans under the MTN program on

Nasdaq Stockholm. As long as the loans under the MTN program are listed on Nasdaq Stockholm, Meda is required to comply with certain Nasdaq Stockholm financial reporting requirements. The MTN program also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the general terms and conditions of the MTN program. If an event of default with respect to the loans under the MTN program occurs, the principal amount of all of the loans under the MTN program then outstanding, plus accrued and unpaid interest, if any, to the date of acceleration, may become immediately due and payable.
The Loan Agreement contains customary affirmative covenants, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of authorizations and compliance with laws, as well as customary negative covenants, including limitations on the incurrence of subsidiary indebtedness, disposals, liens, mergers and certain other corporate reconstructions and changes in Meda’s lines of business. Pursuant to the Loan Agreement, Meda must deliver to Svensk Exportkredit (i) within 60 days after the end of each consecutive three month period of its financial years, its unaudited consolidated financial statements for such three month period and (ii) within 120 days after the end of each of its financial years, its audited consolidated financial statements for such financial year. The Loan Agreement contains financial covenants limited to (i) a maximum senior net debt to EBITDA ratio, (ii) a maximum senior net debt to equity ratio and (iii) a minimum EBITDA interest coverage ratio.
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
At September 30, 2016, the outstanding balance of the 2.500% Senior Notes due 2019, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 was $999.0 million, $2.25 billion, $2.23 billion and $999.8 million, respectively, which includes discounts of $1.0 million, $2.5 million, $16.9 million and $0.2 million, respectively. During the nine months ended September 30, 2016, the Company incurred approximately $47.9 million in financing fees, which were recorded as deferred financing costs in the Condensed Consolidated Balance Sheets.
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
Revolving Facility
On December 19, 2014, the Company entered into a revolving credit agreement, which was amended on May 1, 2015, and further amended on June 19, 2015 and October 28, 2015 (the “Revolving Credit Agreement”) with a syndicate of lenders, which contains a $1.65 billion revolving facility (the “Revolving Facility”), which expires on December 19, 2019. At September 30, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Facility. The interest rate under the Revolving Facility is LIBOR (determined in accordance with the Revolving Credit Agreement) plus 1.325% per annum. In addition, the Revolving Facility has a facility fee which is 0.175%. At September 30, 2016 and December 31, 2015, we had a total of $10.5 million and $11.1 million outstanding under existing letters of credit, respectively. Additionally, as of September 30, 2016, we had $144.0 million available under the $150 million subfacility on our Revolving Facility for the issuance of letters of credit.
Amendment to the Revolving Facility, 2015 Term Loans and 2014 Term Loan
On February 22, 2016, the Company and Mylan Inc. (the “Borrower”) entered into (i) Amendment No. 3 (the “Revolving Amendment”) to the Revolving Credit Agreement dated December 19, 2014, as amended on May 1, 2015, further amended on June 19, 2015 and further amended on October 28, 2015 (as amended further by the Revolving Amendment, the “Revolving Credit Agreement”) which provided for a $1.65 billion revolving facility (the “Revolving Facility”), among the Borrower, the Company, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, (ii) Amendment No. 2 (the “2015 Term Amendment”) to the Term Credit Agreement dated July 15, 2015, as amended on October 28, 2015 (as amended further by the 2015 Term Amendment, the “2015 Term Credit Agreement”) which provided for a delayed-draw term loan credit facility including loans totaling $1.6 billion (the “2015 Term Loans”), among the Borrower, the Company, certain lenders and PNC Bank, National Association, as administrative agent, and (iii) Amendment No. 3 (the “2014 Term Amendment”) to the Term Credit Agreement dated December 19, 2014, as amended on May 1, 2015 and further amended on October 28, 2015 (as amended further by the 2014 Term Amendment, the “2014 Term Credit Agreement”) which provided for an $800 million term loan (the “2014 Term Loan”), among the Borrower, the Company, certain lenders and Bank of America, N.A., as administrative agent. The Revolving Amendment, 2015 Term Amendment and 2014 Term Amendment provide that the Company’s acquisition of Meda constitutes a Qualified Acquisition (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) and amends the event of default provisions to provide that any “change of control” put rights under any indebtedness of any Acquired Entity or Business (as defined in each of the Revolving Credit Agreement, the 2014 Term Credit Agreement and the 2015 Term Credit Agreement) or its subsidiaries that are triggered as a result of the acquisition of any Acquired Entity or Business will not result in an event of default so long as any such indebtedness that is put in accordance with the terms of such indebtedness is paid as required by the terms of such indebtedness.

Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding long-term debt at September 30, 2016, excluding the discounts and premiums, are as follows for each of the periods ending December 31:
The Company’s next significant debt maturity is on November 29, 2016, as the Company’s 1.350% Senior Notes due 2016 mature. The Company intends to utilize available liquidity to fund the repayment of the 1.350% Senior Notes due 2016. In addition, the loans of $233.3 million under Meda’s Loan Agreement, due October 2017, are callable by the lender as a result of the completion of the Offer. The Company expects to use available liquidity to repay this amount if called.
The Company’s 2015 Term Loans, 2014 Term Loan and Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The 2015 Term Loans, 2014 Term Loan and Revolving Facility contain a maximum consolidated leverage ratio financial covenant. We have been compliant with these financial covenants during the nine months ended September 30, 2016, and we expect to remain in compliance for the next twelve months.
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
Our most significant contingent payment relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The Company has also recorded contingent consideration related to the acquisition of the Topicals Business, the acquisition of Jai Pharma Limited, the acquisition of Agila Specialties Private Limited (“Agila”) and certain other acquisitions. The amount of contingent consideration recorded was $651.5 million and $526.4 million at

September 30, 2016 and December 31, 2015, respectively. Approximately $110 million related to the Strides Settlement is included in the balance at September 30, 2016. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
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
On November 2, 2016, the Company and Momenta announced that dosing had begun in a Phase 1 study to compare the pharmacokinetics, safety and immunogenicity of M834, a proposed bisoimilar or ORENCIA® (abatacept), to U.S. and European Union sourced ORENCIA® in normal healthy volunteers. Under the agreement, Momenta has achieved the milestone necessary to earn a $25 million payment from the Company which will be paid in the fourth quarter of 2016.
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
Other Commitments
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our business, financial condition, results of operations, and cash flows and could cause the market value of our ordinary shares to decline. We have approximately $525 million accrued for legal contingencies, the majority of which relates to the Medicaid Drug Rebate Program Settlement. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides has also agreed to indemnify Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended September 30, 2016, the Company began to implement and use a new Enterprise Resource Planning (“ERP”) system in certain countries, which, when completed, will handle the business, financial and administrative processes for the Company. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of calendar 2017. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2016 on the effectiveness of its ICFR.
During the three months ended September 30, 2016, the Company completed the acquisition of Meda. Meda represented approximately 11% and 4% of the Company’s consolidated total revenues for the three months and nine months ended September 30, 2016, respectively, and its assets (including intangible assets and goodwill) represented approximately 36% of the Company’s consolidated total assets, at September 30, 2016. Management did not include Meda when conducting its evaluation of changes in ICFR as of September 30, 2016. Meda is expected to be excluded from Management's evaluation of the Company's ICFR at December, 31 2016.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Contingencies, in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and Mylan’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Risks Related to the Business of Mylan
WE MAY BE ADVERSELY AFFECTED BY INCREASED SCRUTINY FROM THIRD PARTIES, INCLUDING GOVERNMENTS, OR NEGATIVE PUBLICITY WITH RESPECT TO MATTERS RELATING TO OUR PRODUCTS AND PRICING PRACTICES, AND OTHER MATTERS RELATED TO THE COMPANY, AND WE HAVE AND MAY CONTINUE TO EXPERIENCE PRICING PRESSURE ON THE PRICE OF CERTAIN OF OUR PRODUCTS DUE TO SOCIAL OR POLITICAL PRESSURE TO LOWER THE COST OF DRUGS, WHICH COULD REDUCE OUR REVENUE AND FUTURE PROFITABILITY.

There has been increased press coverage and increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, with respect to matters relating to the Company’s business and pricing practices, and other matters related to the Company. This increased press coverage, public scrutiny and protests by some consumers have included assertions of wrongdoing by the Company which, regardless of the factual or legal basis for such assertions, have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state level and have resulted in, and may continue to result in, claims brought against the Company by governmental agencies or by private parties or by regulators taking other measures that could have a negative effect on the Company’s business. It is not possible at this time to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, or their impact on the Company’s business, financial condition, results of operations, cash flows, and/or ordinary share price. Any such investigation or claim could also result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
There has also recently been intense publicity regarding the pricing of pharmaceuticals more generally, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. We have experienced and may continue to experience downward pricing pressure on the price of certain of our products due to social or political pressure to lower the cost of drugs, which could reduce our revenue and future profitability.
Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. In particular, U.S. federal prosecutors recently issued subpoenas to pharmaceutical companies, including Mylan, seeking information about their drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies, including Mylan, relating to drug-price increases. Additionally, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in late 2015 the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing. Since then, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies such as Mylan. In addition to the effects of any investigations or claims brought against the Company described above, our revenue and future profitability could also be negatively affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.
Any of the events or developments described above could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

ITEM 6. EXHIBITS
10.1	Facilities Agreement, dated December 17, 2014, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.2	Amendment Letter, dated October 29, 2015, to the Facilities Agreement, dated December 17, 2014, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.3
Amendment and Waiver Letter, dated August 30, 2016, to the Facilities Agreement, dated December 17, 2014, as amended by the Amendment Letter, dated October 29, 2015, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.4	Loan Agreement, dated September 17, 2014, between Meda AB (publ), as borrower, and AB Svensk Exportkredit (publ), as lender.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
November 9, 2016

/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
November 9, 2016

EXHIBIT INDEX

10.1	Facilities Agreement, dated December 17, 2014, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.2	Amendment Letter, dated October 29, 2015, to the Facilities Agreement, dated December 17, 2014, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.3
Amendment and Waiver Letter, dated August 30, 2016, to the Facilities Agreement, dated December 17, 2014, as amended by the Amendment Letter, dated October 29, 2015, among Meda AB (publ), as borrower, certain lenders party thereto, and Danske Bank A/S, as agent.

10.4	Loan Agreement, dated September 17, 2014, between Meda AB (publ), as borrower, and AB Svensk Exportkredit (publ), as lender.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement.