Form 10-K/A
period 2016-12-31
Mylan N.V.
filed 2017-05-01
CIK 1623613

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding ordinary shares, nominal value €0.01, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,822,318,620.

The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of April 26, 2017 was 535,946,383.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on March 1, 2017 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2016. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, the “Company,” “Mylan,” “our,” and “we” mean Mylan N.V. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Global Select Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States of America.

Forward-Looking Statements

This Amendment contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan and products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target,” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; actions and decisions of healthcare and pharmaceutical regulators; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction, the Meda Transaction, and the December 2016 announced restructuring program in certain locations, within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; with respect to the Company agreeing to the terms of a $465 million settlement with the U.S. Department of Justice and other government agencies related to the classification of the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) for purposes of the Medicaid Drug Rebate Program, the inability or unwillingness on the part of any of the parties to finalize the settlement, any legal or regulatory challenges to the settlement, and any failure by third parties to comply with their contractual obligations; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market; success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector to meet anticipated demand; the potential impact of any change in patient access to the EpiPen® Auto-Injector and the introduction of a generic version of the EpiPen® Auto-Injector; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the Original Filing, and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Amendment.

Reconciliation of Non-GAAP Financial Measures

This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including, but not limited to, adjusted diluted earnings per share (“adjusted EPS”), adjusted free cash flow, and return on invested capital, are presented in order to supplement investors’ and other readers’ understanding and assessment of Mylan’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. In addition, primarily due to acquisitions, Mylan believes that an evaluation of its ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using the adjusted metrics included herein, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the adjusted EPS metric and the adjusted free cash flow metric. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

MYLAN N.V.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2016

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages, and positions of Mylan’s executive officers as of May 1, 2017, are as follows:

Heather Bresch	47	Chief Executive Officer (principal executive officer)
Daniel M. Gallagher	44	Chief Legal Officer
Rajiv Malik	56	President
Anthony Mauro	44	Chief Commercial Officer
Kenneth S. Parks	53	Chief Financial Officer (principal financial officer)

Each executive officer listed above other than Mr. Gallagher and Mr. Parks was an executive officer of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Transaction, and became an executive officer of Mylan N.V. on such date in connection with the EPD Transaction.

Ms. Bresch and Mr. Malik are both also members of Mylan’s Board of Directors (the “Mylan Board”). A discussion of their respective business experience and other relevant biographical information is provided under “Mylan Board” below.

Mr. Gallagher has served as Chief Legal Officer since April 2017. Mr. Gallagher previously served as president of Patomak Global Partners, a consulting firm providing strategic advice, compliance consulting, and litigation and regulatory enforcement services, from January 2016 to March 2017. As president, Mr. Gallagher was responsible for originating and managing client matters, and assisting the Chief Executive Officer in overseeing operations of the firm. From November 2011 to October 2015, Mr. Gallagher served as a commissioner of the SEC. During his tenure at the SEC, Mr. Gallagher focused on initiatives aimed at strengthening the U.S. capital markets and encouraging capital formation, among others. Before being appointed commissioner, Mr. Gallagher served on the staff of the SEC in several capacities, including as counsel to both SEC Commissioner Paul Atkins and Chairman Christopher Cox, working on matters involving the Division of Enforcement and the Division of Trading and Markets. Mr. Gallagher served as deputy director and co-acting director of the Division of Trading and Markets from 2008 to 2010. In addition to his tenure in public service, Mr. Gallagher spent a number of years in the private sector. Following law school, he joined the Washington, D.C. law firm Wilmer Cutler & Pickering. He later returned to Wilmer (now WilmerHale) as a partner following his staff service at the SEC. Mr. Gallagher also served as senior vice president and general counsel of Fiserv Securities, Inc., where he was responsible for managing all of the firm’s legal and regulatory matters. Mr. Gallagher serves as non-executive director of both the Irish Stock Exchange and Symbiont.io, and is on the advisory board of the Drexel LeBow Center for Corporate Governance.

Mr. Mauro has served as Chief Commercial Officer since January 2016. Prior to that date, Mr. Mauro served as President, North America of Mylan since January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. In his 21 years at Mylan, Mr. Mauro has held roles of increasing responsibility, including Chief Operating Officer for Mylan Pharmaceuticals ULC in Canada and Vice President of Strategic Development, North America, and Vice President of Sales, North America for Mylan.

Mr. Parks has served as Chief Financial Officer since June 2016. Mr. Parks previously served as chief financial officer for WESCO International (“WESCO”), a leading provider of electrical, industrial, and communication products, from June 2012 to May 2016, where he led all aspects of the finance function at WESCO. From June 2012 to December 2013, Mr. Parks also served as a vice president, and starting in January 2014, he also served as senior vice president. Prior to joining WESCO, Mr. Parks spent the majority of his career at United Technologies Corporation (“UTC”) in a variety of U.S. and international finance roles. He most recently served as vice president, Finance, for the $7 billion UTC Fire & Security division from 2008 to February 2012.

Pursuant to Mylan’s Rules for the Board of Directors of Mylan N.V. (the “Board Rules”), the Mylan Board appoints the Chief Executive Officer (“CEO”) and may appoint, or delegate authority to the Chairman or the CEO to appoint, a President, a Chief Financial Officer, a Chief Legal Officer, a Secretary, and any other officers of Mylan as the Mylan Board, the Chairman, or the CEO may desire. Each officer appointed by the Mylan Board, or appointed by the Chairman or the CEO, holds office until his or her successor shall have been appointed, or until his or her death, resignation, or removal. Officers of Mylan who are appointed by the Mylan Board can be removed by the Mylan Board, and the Mylan Board may delegate to the Chairman or the CEO the right to remove any officer the Chairman or the CEO has appointed (but not any officer directly appointed by the Mylan Board). A copy of the Board Rules is available on Mylan’s website at http://www.mylan.com/company/corporate-governance or in print to shareholders upon request, addressed to Mylan N.V.’s Corporate Secretary at Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England.

Mylan Board

The Mylan Board currently consists of 13 directors, each of whom is either an executive director or a non-executive director pursuant to applicable Dutch law. As discussed below, 11 directors are being nominated for election at Mylan’s 2017 annual general meeting of shareholders to be held on June 22, 2017 (the “2017 AGM”). Executive directors are responsible for the daily management and operation of the Company and non-executive directors are responsible for overseeing and monitoring the performance of the executive directors. Currently, Ms. Bresch and Mr. Malik are executive directors while the other directors listed below are non-executive directors. Consistent with established Dutch law and the Company’s articles of association, executive directors and non-executive directors are appointed by the general meeting from a binding nomination proposed by the Mylan Board. If appointed, each director’s term begins at the general meeting at which he or she is appointed and, unless such director resigns or is suspended or dismissed at an earlier date, his or her term of office lapses immediately after the next annual general meeting held after his or her appointment.

Name	Age#	Other Positions with Mylan and Principal Occupation	Has served as director since**
Heather Bresch^	47	Chief Executive Officer	2011
Wendy Cameron	57	Director and Co-Owner, Cam Land LLC	2002
Hon. Robert J. Cindrich	73	President, Cindrich Consulting; Counsel, Schnader Harrison Segal & Lewis	2011
Robert J. Coury	56	Chairman	2002
JoEllen Lyons Dillon	53	Executive Vice President, Chief Legal Officer, and Corporate Secretary, The ExOne Company	2014
Neil Dimick, C.P.A.*	67	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation	2005
Melina Higgins	49	Retired Partner and Managing Director, Goldman Sachs	2013
Douglas J. Leech, C.P.A.*+	62	Founder and Principal, DLJ Advisors	2000
Rajiv Malik^	56	President	2013
Joseph C. Maroon, M.D.+	76	Professor, Heindl Scholar in Neuroscience, and Vice Chairman of the Department of Neurosurgery for the University of Pittsburgh Medical Center; Neurosurgeon for the Pittsburgh Steelers	2003
Mark W. Parrish	61	Chief Executive Officer, TridentUSA Health Services	2009
Rodney L. Piatt, C.P.A.*+	64	Lead Independent Director and Vice Chairman; President and Owner, Horizon Properties Group, LLC; Chief Executive Officer, Lincoln Manufacturing Inc.	2004
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.	66	Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement, School of Pharmacy, University of Southern California	2002
Nominated for election for the first time at the 2017 annual general meeting
Sjoerd S. Vollebregt	62	Chairman, Supervisory Board of Heijmans N.V.; Chairman, Advisory Board of Airbus Defence and Space Netherlands B.V.

^	Refers to an executive director. All other directors listed above are non-executive directors.

*	C.P.A. distinctions refer to “inactive” status.

#	Ages as of May 1, 2017

**

Includes service as director of Mylan Inc. and Mylan N.V. Each director listed above, other than Mr. Vollebregt (who is not currently a director of Mylan but will be nominated for the first time at the 2017 AGM), was a director of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Transaction, and became a director of Mylan N.V. on such date in connection with the EPD Transaction.

+	As discussed on page 8 of this Amendment, Mr. Leech, Dr. Maroon, and Mr. Piatt have not been nominated for election at the 2017 AGM.

Heather Bresch. Ms. Bresch has served as Mylan’s CEO since January 1, 2012. Throughout her 25-year career with Mylan, Ms. Bresch has held roles of increasing responsibility in more than 15 functional areas. Prior to becoming CEO, Ms. Bresch was Mylan’s President commencing in July 2009 and was responsible for the day-to-day operations of the Company. Before that, she served as Mylan’s Chief Operating Officer and Chief Integration Officer from October 2007 to July 2009, leading the successful integration of two transformational international acquisitions — Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) and Merck KGaA’s generics and specialty pharmaceuticals businesses. Under Ms. Bresch’s leadership, Mylan has continued to expand its portfolio and geographic reach, acquiring Meda, the EPD Business, the female healthcare business of Famy Care Ltd., the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC, and India-based Agila Specialties, a global leader in injectable products and an innovative respiratory technology platform; partnering on portfolios of biologic and insulin products; entering new commercial markets such as China, Southeast Asia, Russia, the Middle East, Mexico, India, Brazil, and Africa; and expanding its leadership in the treatment of HIV/AIDS through the distribution of novel testing devices. During her career, Ms. Bresch has championed initiatives aimed at improving product quality and removing barriers to patient access to medicine. Ms. Bresch’s qualifications to serve on the Mylan Board include, among others, her extensive industry, policy, and leadership experience and abilities, as well as her strategic vision, judgment, and unique and in-depth knowledge about the Company.

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

Hon. Robert J. Cindrich. Since February 2011, Judge Cindrich has been serving as the President of Cindrich Consulting, LLC, a business and healthcare consulting company that advises clients on corporate governance, compliance, and business strategies, and from October 1, 2013 through January 31, 2014 he served as Interim General Counsel for United States Steel Corporation (NYSE: X), an integrated steel producer of flat-rolled and tubular products. Judge Cindrich joined Schnader Harrison Segal & Lewis (“Schnader”), a law firm, as legal counsel in April 2013 and took a temporary leave of absence on October 1, 2013 to join United States Steel Corporation as Interim General Counsel, returning to Schnader after his time at United States Steel Corporation. In May 2012, he joined the Board of Directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), which provides healthcare information technology solutions, where he served until April 2015. From 2011 through 2012, Judge Cindrich served as a senior advisor to the Office of the President of the University of Pittsburgh Medical Center (“UPMC”), an integrated global health enterprise. From 2004 through 2010, Judge Cindrich was a Senior Vice President and the Chief Legal Officer of UPMC. From 1994 through January 2004, Judge Cindrich served as a judge on the United States District Court for the Western District of Pennsylvania. Prior to that appointment, he was active as an attorney in both government and private practice, including positions as the U.S. Attorney for the Western District of Pennsylvania and as the Allegheny County Assistant Public Defender and Assistant District Attorney. Judge Cindrich’s qualifications to serve on the Mylan Board include, among others, his extensive legal and leadership experience and judgment, as well as his independence and in-depth knowledge of the healthcare industry.

Robert J. Coury. Robert J. Coury is the Chairman of Mylan N.V. Under his visionary leadership, Mylan has transformed from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world in terms of revenue, earning spots in both the S&P 500 and, prior to the

Company’s reincorporation outside of the U.S. in 2015, the Fortune 500. Mr. Coury was first elected to the Mylan Board in February 2002, having served since 1995 as a strategic advisor to the Company. He became the Mylan Board’s Vice Chairman shortly after his election and served as CEO from September 2002 until January 2012, and as Executive Chairman from 2012 until he became Chairman as a director who is not an employee of the Company or Mylan Inc. (a “Non-Employee Director”, with all such directors being the “Non-Employee Directors”) in June 2016.

Since 2007, Mr. Coury has led the Company through a series of transactions totaling approximately $25 billion, which transformed Mylan into a global powerhouse within the highly competitive pharmaceutical industry, with a global workforce of over 35,000 and products sold in more than 165 countries. In 2007, Mylan purchased India-based Matrix Laboratories Limited, a major producer of active pharmaceutical ingredients, and the generics and specialty pharmaceuticals business of Europe-based Merck KGaA. Subsequent acquisitions under Mr. Coury’s leadership further expanded the Company into new therapeutic categories and greatly enhanced its geographic and commercial footprint. In 2010, Mylan acquired Bioniche Pharma, a global injectables business in Ireland; in 2013, Mylan acquired India-based Agila Specialties, a global injectables company; and in 2015, Mylan acquired the EPD Business and Famy Care Ltd.’s women’s healthcare businesses. Most recently, Mylan acquired Meda, a leading international specialty pharmaceutical company that sells both prescription and over-the-counter products and the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC.

During this period of expansion, the Company built an unmatched, high quality foundation for the future supporting Mylan’s mission of providing the world’s 7 billion people with access to high quality medicine, and benefiting patients, customers, investors, and other stakeholders. Before becoming Executive Chairman in 2012, Mr. Coury also executed a successful executive leadership transition after cultivating and developing a powerful leadership team. Grooming executive talent from within and recruiting dynamic leaders from outside the Company were both key components of the Company’s past, current, and future growth strategies.

Prior to joining Mylan, Mr. Coury was the principal of Coury Consulting, a boutique business advisory firm he formed in 1989, and The Coury Financial Group, a successful financial and estate planning firm, which he founded in 1984.

Mr. Coury is also the founder and president of the Robert J. Coury Family Foundation, which is a charitable organization formed to help support his philanthropic efforts and his mission of giving back. He has served as a member of the University of Southern California President’s Leadership Council since 2014.

Mr. Coury’s qualifications to serve on the Mylan Board include, among others, his prior business experience, his in-depth knowledge of the industry, the Company, its businesses, and management, and his leadership experience as the Company’s CEO, as well as his judgment, strategic vision, and service and leadership as Vice Chairman and then Chairman of the Mylan Board for more than ten years — the most transformational and successful time in the Company’s history.

JoEllen Lyons Dillon. Ms. Dillon has served as Chief Legal Officer and Corporate Secretary of The ExOne Company (NASDAQ: XONE), a global provider of three-dimensional printing machines, since March 2013, and as Executive Vice President since December 2014. Previously, she was a legal consultant on ExOne’s initial public offering. Prior to that experience, Ms. Dillon was a partner with Reed Smith LLP, a law firm, from 2002 until 2011. She had previously been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a partner in 1997. Ms. Dillon is a member of the Board of Trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and has previously served as Chair and Audit Committee Chair. Ms. Dillon’s qualifications to serve on the Mylan Board include, among others, this experience, as well as her independence, judgment, and substantial legal and leadership experience.

Neil Dimick, C.P.A.* Currently retired, Mr. Dimick previously served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was Senior Executive Vice President and Chief Financial Officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that experience, Mr. Dimick served as a partner with Deloitte & Touche LLP (“Deloitte”) for eight years. Mr. Dimick also serves on the Boards of Directors of WebMD Health Corp. (NASDAQ: WBMD), Alliance HealthCare Services, Inc. (NASDAQ: AIQ), and Resources Connection, Inc. (NASDAQ: RECN). Mr. Dimick also served on the Boards of Directors of Thoratec Corporation from 2003 to October 2015, at which time it was purchased by St. Jude Medical, Inc. Mr. Dimick has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Mr. Dimick’s qualifications to serve on the Mylan Board include, among others, this experience, as well as his independence, substantial industry experience, business and accounting background, and judgment.

Melina Higgins. Currently retired, Ms. Higgins held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS) (“Goldman Sachs”), a global investment banking, securities, and investment management firm, including Partner and Managing Director, during her nearly 20-year career at the firm from 1989 to 1992 and 1994 to 2010. During her tenure at Goldman Sachs, Ms. Higgins served as a member of the Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments and was one of the largest alternative asset managers in the world. She also served as head of the Americas and as co-chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds, which managed over $30 billion of assets and were global leaders in their industry. Ms. Higgins also serves on the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. In September 2013, Ms. Higgins joined the Board of Directors of Genworth Financial Inc. (NYSE: GNW), an insurance company. In January 2016, Ms. Higgins became non-executive Chairman of Antares Midco Inc., a private company that provides financing solutions for middle-market, private equity-backed transactions. Ms. Higgins’ qualifications to serve on the Mylan Board include, among others, her independence, broad experience in finance, and judgment.

Douglas J. Leech, C.P.A.* Mr. Leech is the founder and principal of DLJ Advisors, a consulting company. From 1999 to 2011, he was Founder, Chairman, President and Chief Executive Officer of Centra Bank, Inc. and Centra Financial Holdings, Inc., prior to which he was Chief Executive Officer, President of the southeast region, and Chief Operating Officer of Huntington National Bank. Mr. Leech also served on the Board of Directors of United Bankshares, Inc. (NASDAQ: UBSI) from 2011 to 2015. Mr. Leech’s public accounting, audit, and professional experience has provided him financial and business expertise and leadership experience. In addition, Mr. Leech has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Mr. Leech’s qualifications to serve on the Mylan Board include, among others, this experience, as well as his independence, years of business experience, and judgment.

Rajiv Malik. Mr. Malik has served as Mylan’s President since January 1, 2012. Previously, Mr. Malik held various senior roles at Mylan, including Executive Vice President and Chief Operating Officer from July 2009 to December 2012, and Head of Global Technical Operations from January 2007 to July 2009. In addition to his oversight of day-to-day operations of the Company as President, Mr. Malik has been instrumental in identifying, evaluating, and executing on significant business development opportunities, expanding and optimizing Mylan’s product portfolio, and leveraging Mylan’s global research and development capabilities, among other important contributions. Previously, he served as Chief Executive Officer of Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as Head of Global Development and Registrations for Sandoz GmbH from September 2003 to July 2005. Prior to joining Sandoz GmbH, Mr. Malik was Head of Global Regulatory Affairs and Head of Pharma Research for Ranbaxy from October 1999 to September 2003. Mr. Malik’s qualifications to serve on the Mylan Board include, among others, his extensive industry and leadership experience, his understanding of the Asia-Pacific region and other growth markets, his knowledge about the Company, and judgment.

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

Mark W. Parrish. Mr. Parrish has served as Chief Executive Officer of TridentUSA Health Services, a provider of mobile X-ray and laboratory services to the long-term care industry, since 2008 and also served as Chairman from 2008 to 2013. Since January 2013, Mr. Parrish has also served on the Board of Directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology. Mr. Parrish also serves on the Boards of Directors of Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, and GSMS, a private company that specializes in meeting unique labeling and sizing needs for its customers and pharmaceutical packaging, serialization, and distribution. From 2001 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) and its affiliates, including Chief Executive Officer of Healthcare Supply Chain Services for Cardinal Health from 2006 to 2007. Mr. Parrish also serves as President of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and senior adviser to Frazier Healthcare Ventures, a healthcare oriented growth equity firm. Mr. Parrish’s qualifications to serve on the Mylan Board include, among others, his independence, extensive industry, business, and leadership experience, knowledge of the healthcare industry, and judgment.

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

On April 30, 2017, the Mylan Board voted to reduce the size of the Mylan Board to 11 directors, effective after the 2017 AGM. Mr. Leech, Dr. Maroon, and Mr. Piatt will retire from the Mylan Board effective June 22, 2017 and have not been nominated for re-election. On April 30, 2017, the Mylan Board also nominated Sjoerd S. Vollebregt to be elected by shareholders at the 2017 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting held after his election. Mr. Vollebregt has been Chairman of the Supervisory Board of Heijmans N.V., a Euronext Amsterdam listed company that operates in property development, residential building, non-residential building, roads, and civil engineering, since 2015, and Chairman of the Advisory Board of Airbus Defence and Space Netherlands B.V., a subsidiary of Airbus SE, a Euronext Paris listed company, that develops solar arrays, satellite instruments, and structures for launchers, since 2015. Mr. Vollebregt had served as Chairman of the Executive Board of Stork B.V. and its predecessor from 2002 to 2014, which was an Amsterdam Stock Exchange listed industrial group until 2008, consisting of a global provider of knowledge-based maintenance, modification, and asset integrity products and services, food and textile equipment manufacturer, and Chief Executive Officer of Fokker Technologies Group B.V., an aerospace company and a Stork B.V. subsidiary from 2010 to 2014. Previously, Mr. Vollebregt served as a member of the Supervisory Board of TNT Express N.V., an international courier delivery services company, from 2013 to 2016 and has held various other senior positions at Excel plc, Ocean plc, Intexo Holding, and Royal Van Ommeren. Mr. Vollebregt’s qualifications to serve on the Mylan Board include, among others, this experience as well as his independence, judgment, business and leadership experience, and understanding of and familiarity with managing and serving on the board of directors of other Dutch companies.

Meetings of the Mylan Board

The Mylan Board met six times in 2016. In addition to meetings of the Mylan Board, directors attended meetings of individual Mylan Board committees of which they were members. Each of the directors attended at least 75% of the aggregate of the Mylan Board meetings and meetings of Mylan Board committees of which they were a member during the periods for which they served in 2016. Directors are expected to attend the annual general meeting of shareholders of Mylan where practicable. All 13 current members of the Mylan Board attended Mylan’s annual general meeting of shareholders on June 24, 2016 (the “2016 AGM”).

Non-management members of the Mylan Board met in executive session from time to time during 2016. As noted, Rodney L. Piatt, the Vice Chairman of the Mylan Board, is the Lead Independent Director and has presided at such executive sessions.

Mylan Board Committees

The standing committees of the Mylan Board include the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, and the Science and Technology Committee. Each committee operates pursuant to a written charter.

The table below provides the current membership and 2016 meeting information for the noted Mylan Board committees of Mylan.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Science and Technology
Heather Bresch							X
Wendy Cameron		C				X
Hon. Robert J. Cindrich			X			X	X
Robert J. Coury				C
JoEllen Lyons Dillon (1)	X		X			X
Neil Dimick (1)	C	X		X		X
Melina Higgins	X				C
Douglas J. Leech	X				X	C
Rajiv Malik							X
Joseph C. Maroon, M.D.			X			X	C
Mark W. Parrish		X	C		X
Rodney L. Piatt	X			X	X	X
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.			X				X
Meetings during 2016	4	6	4	2	4	4	3

(1)

Ms. Dillon joined the Audit Committee and Governance and Nominating Committee on June 24, 2016. Mr. Dimick joined the Governance and Nominating Committee on June 24, 2016 and served on the Finance Committee until June 24, 2016.

C = Chair

X = Member

Copies of the committee charters of Mylan are available on Mylan’s website at http://www.mylan.com/company/corporate-governance or in print to shareholders upon request, addressed to Mylan N.V.’s Corporate Secretary at Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England.

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s responsibilities include, among others: the appointment (other than the independent auditor of annual accounts prepared in accordance with Dutch law), compensation, retention, oversight, and replacement of the Company’s independent registered public accounting firm; approving the scope, procedures, and fees for the proposed audit for the current year and reviewing the scope, conduct, and findings of any financial or internal control-related audit performed by the independent registered public accounting firm; reviewing the organization, responsibilities, plans, and resources of the internal audit function; reviewing with management both the Company’s financial statements and management’s assessment of the Company’s internal control over financial reporting; reviewing, including reviewing and discussing with management (including the Company’s internal audit function) and the independent registered public accounting firm, as appropriate, the Company’s processes and procedures with respect to risk assessment and risk management; and reviewing, approving, ratifying, or rejecting “transactions” between the Company and “related persons” (each as defined in Item 404 of Regulation S-K). All of the members of the Audit Committee are independent directors, as required by and as defined in the audit committee independence standards of the SEC and the applicable NASDAQ listing standards. The Mylan Board has determined that Mr. Dimick, Ms. Higgins, Mr. Leech, and Mr. Piatt are each an “audit committee financial expert,” as that term is defined in the rules of the SEC. The Mylan Board has also approved Mr. Dimick’s concurrent service on the audit committees of more than two other public companies.

Compensation Committee

The Compensation Committee’s responsibilities include, among others: reviewing and recommending to the non-executive, independent (in accordance with the NASDAQ listing standards) members of the Mylan Board corporate goals and objectives relevant to the Executive Chairman’s (if applicable), CEO’s, and other executive directors’ compensation, evaluating such individual’s performance, and determining (with respect to the CEO’s and other executive directors’ compensation) and providing recommendations to the non-executive, independent members of the Mylan Board with respect to such individual’s compensation based on these evaluations. In making such recommendations, the Compensation Committee may consider pay for performance, alignment with long-term shareholder interests, promotion of Company strategic goals, maintenance of the appropriate level of fixed and at-risk compensation, remaining competitive with companies within the Company’s peer group, internal pay equity, an executive’s leadership and mentoring skills and contributions, talent management, the executive’s contributions to establishment or execution of corporate strategy, retention, and recognition of individual performance and contributions, and/or any other factors determined by the Mylan Board or the Compensation Committee to be in the interests of the Company. The Compensation Committee also exercises oversight of, and provides recommendations to the Mylan Board as appropriate regarding, the compensation of the other executive officers of the Company and applicable compensation programs and incentive compensation plans, as well as the compensation of independent directors. The Compensation Committee may, in its sole discretion, delegate any of its responsibilities to one or more subcommittees of one or more directors who are members of the Compensation Committee as the Compensation Committee may deem appropriate. All of the members of the Compensation Committee are independent directors as defined in the applicable NASDAQ listing standards.

Compliance Committee

The Compliance Committee oversees the Chief Compliance Officer’s implementation of the Company’s Corporate Compliance Program and, as appropriate, makes recommendations to the Mylan Board with respect to the formulation or re-formulation of, and the implementation, maintenance, and monitoring of, the Company’s Corporate Compliance Program and Code of Business Conduct and Ethics as may be modified, supplemented, or replaced from time to time, designed to support and promote compliance with corporate policies and legal rules and regulations. All of the members of the Compliance Committee are independent directors as defined in the NASDAQ listing standards.

Executive Committee

The Executive Committee exercises those powers of the Mylan Board not otherwise limited by a resolution of the Mylan Board or by law.

Finance Committee

The Finance Committee advises the Mylan Board with respect to, and by discharging the duties and responsibilities delegated to it by the Mylan Board in respect of, material financial matters and transactions of the Company including, but not limited to: reviewing and overseeing material mergers, acquisitions, and combinations with other companies; swaps and other derivatives transactions; the establishment of credit facilities; potential financings with commercial lenders; and the issuance and repurchase of the Company’s debt, equity, hybrid, or other securities. All of the members of the Finance Committee are independent directors as defined in the applicable NASDAQ listing standards.

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

Science and Technology Committee

The Science and Technology Committee serves as a sounding board as requested by management and, at the Mylan Board’s request, reviews the Company’s research and development (“R&D”) strategy and portfolio from time to time from a scientific and technological perspective.

Board Education

From time-to-time, the Mylan Board or individual Mylan Board members participate in director educational programs.

Mylan Board Leadership Structure

The Mylan Board elects one of its own members as the Chairman of the Board. Mr. Coury has served as the Chairman of the Board of Mylan Inc. and Mylan N.V. since being elected in May 2009. On June 3, 2016, the independent members of the Mylan Board unanimously approved the transition of Mr. Coury from Executive Chairman to the role of Chairman of the Mylan Board as a Non-Employee Director effective as of the close of the 2016 AGM (June 24, 2016). Based on significant interaction and experience with Mr. Coury, the independent directors on the Mylan Board continue to believe that Mr. Coury’s highly collaborative relationship with the independent directors, including the Lead Independent Director, his extensive knowledge of the industry, Mylan’s management, businesses, and global platform, and the opportunities and challenges anticipated in the future, as well as his proven leadership abilities, vision, and insight, and the continued outstanding performance of the Company, make him the ideal person to lead the Mylan Board. Mr. Coury previously served as CEO of the Company from September 2002 to January 2012.

In his capacity as Chairman as a Non-Employee Director, Mr. Coury continues to be actively focused on his role of providing the overall strategic leadership for the Company, consistent with Dutch law and the Company’s organizational documents. Mr. Coury also continues to be directly involved on behalf of the Mylan Board in any material transactions involving the Company, as well as in other matters considered significant by the Mylan Board, including providing guidance to the senior management team as well as interactions with shareholders. During Mr. Coury’s leadership over approximately the last 15 years as both Executive Chairman and, prior to that role, as CEO, he has served as a key architect in helping Mylan become a global leader in the generic and specialty pharmaceutical industry with a leading and differentiated global operating platform and commercial infrastructure. Mr. Coury, who has agreed with Mylan to remain in the role of non-executive Chairman for at least the next five years, will more intently focus, with the Mylan Board and in collaboration with the senior executive management team, on the strategy for Mylan for the next decade and beyond.

In his previous capacity as Executive Chairman, Mr. Coury’s primary responsibilities included certain executive responsibilities, providing overall leadership and strategic direction of the Company; providing guidance to the CEO and senior management; coordinating the activities of the Mylan Board; overseeing talent management; communicating with shareholders and other stakeholders; strategic business development; and mergers and acquisitions.

Effective January 1, 2012, the Mylan Board implemented an enhanced management structure, appointing Ms. Bresch as CEO and Mr. Malik as President, among other changes described in previous public filings.

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

The Mylan Board strongly believes, and the Company’s short- and long-term performance demonstrates, that the current Mylan Board and management structures are ideal for Mylan, and that they have produced outstanding results for shareholders and have benefited the interests of other stakeholders, as illustrated on pages 15 to 27 of this Amendment. We believe that the Company and its stakeholders have benefited, and continue to benefit, from the respective leadership, judgment, vision, experience — and performance — of the Mylan Board and management structure, and that the CEO, Ms. Bresch, and the President, Mr. Malik, share a vision for the Company that is consistent with the Mylan Board’s philosophy.

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

Our governance structure also provides effective independent oversight by the Mylan Board in the following additional ways, among others:

•	ten of the 13 current members of the Mylan Board are independent;

•	the Mylan Board has established robust Corporate Governance Principles;

•	the Audit, Compensation, Compliance, Finance, and Governance and Nominating Committees are all composed entirely of independent directors (as defined in the applicable NASDAQ listing standards);

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

•

the Mylan Board and its committees (other than the Science and Technology Committee) can retain, at their discretion and at Company expense, any advisors they deem necessary with respect to any matter brought before the Mylan Board or any of its committees (the Science and Technology Committee retains advisors in consultation with the Chairman and the Lead Independent Director);

•	the Mylan Board and its committees are intimately familiar with the business and management of the Company and collectively met 33 times in 2016; and

•	in 2016, the Mylan Board held five executive sessions of non-management members while its committees collectively held 20 executive sessions.

Board of Directors Risk Oversight

The Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Mylan Board. The Audit Committee focuses on financial reporting risk and oversight of the internal audit function. It receives reports from management at least quarterly regarding, among other matters, the Company’s assessment of risks and the adequacy and effectiveness of internal controls. The Audit Committee also receives reports from management addressing risks impacting the day-to-day operations of the Company. Mylan’s internal audit function meets with the Audit Committee on at least a quarterly basis to discuss potential risk or control issues. The Audit Committee reports regularly to the full Mylan Board, which also considers the Company’s risk profile. The full Mylan Board focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also seeks to ensure that risks undertaken by the Company are consistent with the Mylan Board’s risk management expectations. While the Mylan Board oversees the Company’s overall risk management strategy, management is responsible for the day-to-day risk management processes. We believe this division of responsibility continues to remain a highly effective approach for addressing the risks facing the Company and that the Mylan Board’s leadership structure supports this approach.

In addition, the Compensation Committee is responsible for overseeing the Company’s compensation risks as discussed further beginning on page 39 of this Amendment under “Consideration of Risk in Company Compensation Policies.”

Also, the Compliance Committee is responsible for overseeing the Company’s corporate compliance program and related policies and controls.

Code of Ethics; Corporate Governance Principles; Code of Business Conduct and Ethics

The Mylan Board has adopted a Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Mylan Board also has adopted Corporate Governance Principles as well as a Code of Business Conduct and Ethics applicable to all directors, officers, and employees.

Copies of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller, the Corporate Governance Principles, and the Code of Business Conduct and Ethics for Mylan N.V. are posted on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance. Copies of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller, the Corporate Governance Principles, and the Code of Business Conduct and Ethics for Mylan N.V. are also available in print to shareholders upon request, addressed to Mylan N.V.’s Corporate Secretary at Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England. Mylan N.V. intends to post any amendments to and waivers from the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller on its website as identified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all directors and certain executive officers and persons who own more than 10% of a registered class of Mylan’s equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of Mylan ordinary shares and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all Mylan directors and relevant executive officers complied with these filing requirements during 2016.

ITEM 11.	Executive Compensation

Executive Compensation for 2016

Compensation Discussion and Analysis

NAMED EXECUTIVE OFFICERS

This Compensation Discussion and Analysis (“CD&A”) describes the compensation of the following named executive officers (“NEOs”) for 2016.

Name	Position
Heather Bresch	Chief Executive Officer
Kenneth S. Parks	Chief Financial Officer
Rajiv Malik	President
Anthony Mauro	Chief Commercial Officer
John D. Sheehan, CPA(1)	Former Executive Vice President and Chief Financial Officer
Robert J. Coury(2)	Former Executive Chairman, currently Chairman of the Mylan Board as a Non-Employee Director

(1)	Mr. Sheehan departed Mylan effective April 1, 2016.

(2)

In June 2016, the Mylan Board, in another step toward further ensuring strong and stable long-term leadership of the Company, as discussed in further detail below, unanimously approved Mr. Coury’s retirement and transition from Executive Chairman to the role of Chairman of the Mylan Board as a Non-Employee Director. This change was effective as of the close of the 2016 AGM.

EXECUTIVE SUMMARY

Leading Global Pharmaceutical Company Providing Access to High Quality Medicine

Company Mission

At Mylan, we are committed to setting new standards in healthcare. Working together around the world to provide 7 billion people access to high quality medicine, we:

•      Innovate to satisfy unmet needs;

•      Make reliability and service excellence a habit;

•      Do what’s right, not what’s easy; and

•      Impact the future through passionate global leadership.

Business Overview

Global Reach:

•      One of the largest pharmaceutical companies in the world today in terms of revenue

•      Develops, licenses, manufactures, markets, and distributes generic, brand name, and over-the-counter (“OTC”) products, as well as active pharmaceutical ingredients (“API”)

•      One of the industry’s broadest product portfolios, including more than 7,500 marketed products globally; supplies antiretroviral therapies to approximately 50% of people being treated for HIV/AIDS in the developing world

•      Balanced and diversified global commercial footprint with products sold in more than 165 countries and territories

•      Operates a global, high quality, vertically-integrated manufacturing platform with 50 manufacturing sites worldwide

•      Strong and innovative R&D network that has consistently delivered a robust product pipeline, including complex products such as injectables, respiratory products, insulin analogs, and biosimilars

•      A talented global workforce of more than 35,000 employees as of December 31, 2016

U.S. Business Overview:

•      Mylan holds a top two ranking within the U.S. generics prescription market in terms of both sales and prescriptions dispensed

•      More than 635 brand, generic, and OTC products marketed in the U.S.

•      Our medicines filled one of every 13 prescriptions in the U.S. — more than Pfizer, GlaxoSmithKline, Johnson & Johnson, AstraZeneca, Merck, Sanofi, and Eli Lilly combined — representing more than 22 billion doses at an average price of just 25 cents per dose

•      Nearly 80% of Mylan’s products sold in the U.S. are manufactured in the U.S.

•      A talented workforce of approximately 7,000 located in the U.S.

Looking Back: Over 15 Years of Outstanding Long-Term Value Creation and Superior Results

Long-Term Leadership Team Delivered Long-Term Results. Over the course of the last 15 years, Mylan has transformed from being a strong presence in the U.S. domestic generic pharmaceutical industry into a global pharmaceutical market leader with strong positions in generic, brand, and OTC medicines, as well as API. Our leadership team drove this transformation through a consistent, carefully devised, and executed growth strategy. As one of the most stable and longest tenured leadership teams in our industry, our Chairman, CEO, President, and Chief Commercial Officer have combined for over 70 years of dedicated service to Mylan. This stability has been very important, given the breadth and complexity of Mylan’s global platform, the complex and differing regulatory environments in which Mylan operates around the world, and the on-going consolidation and disruption in our highly volatile, intensely competitive industry, among other reasons. Each of these leaders has been focused on a unique aspect of our business. This leadership structure has created sustained value for shareholders, and has allowed Mylan to focus on executing on our long-term strategy even during periods of potential disruption caused by industry and other headwinds and forces outside our control in various jurisdictions and geographies. Among other matters, Mr. Coury has been responsible for the overall strategic direction of Mylan; Ms. Bresch has been responsible for executing our strategy and overall company performance; and Mr. Malik has been responsible for the oversight of day-to-day operations, R&D, and other disciplines within the Company. Mr. Mauro, who was promoted to the role of Chief Commercial Officer in early 2016, is responsible for overseeing all of Mylan’s commercial businesses around the world. As discussed below, 2016 was another transformational year for the Company.

Over 70 Years of Combined Service and Experience Among a

Leadership Team that has Delivered Sustained Value

•      Our Chairman, Mr. Coury, joined the Mylan Board and became CEO and Vice Chairman in 2002 and CEO and Chairman in 2009, transitioning to the role of Executive Chairman in 2012, a position he held through June 24, 2016, when he became Chairman as a Non-Employee Director.

•      Our CEO, Ms. Bresch, has served Mylan for 25 years in roles of increasing responsibility in more than 15 functional areas.

•      Our President, Mr. Malik, has served Mylan for approximately ten years since joining Mylan in 2007 through the acquisition of Matrix Laboratories, one of the world’s largest suppliers of API (and prior to that had another 20 years of experience in the pharmaceutical industry).

•      Our Chief Commercial Officer, Mr. Mauro, has been with Mylan for over 20 years, in roles of increasing responsibility in our commercial businesses.

Successful Long-Term Results. The Mylan Board has overseen the development of a differentiated, clear, and consistent long-term strategy, and partnered with and empowered our unique and talented management team to execute on that vision. Mylan has been successful at creating sustained long-term shareholder value while acting in the best interests of shareholders, employees, customers, patients, our communities, and our other stakeholders in pursuit of the Company’s mission to provide access to a broad range of high quality medicine to the global population. We have created this long-term value to shareholders by consistently operating based on the principle that a well-run company delivers value to all its stakeholders.

In addition to creating billions of dollars in shareholder value for our investors, our results have benefited our entire range of stakeholders. For example:

•	Over the last 15 years, the market capitalization of Mylan has increased from ~$3 billion (as of March 31, 2001) to ~$20 billion (as of December 31, 2016), an increase of ~$17 billion

•	Over the five-, ten-, and fifteen- year periods ending on December 31, 2016, Mylan has delivered exceptional absolute stock price appreciation of 78%, 93%, and 140%, respectively

•	Since going global in 2008, Mylan has increased its U.S. workforce by ~2,500, and now totals ~7,000 as part of a more than 35,000-member talented global workforce as of December 31, 2016

•

Mylan has invested approximately $3 billion on R&D in the last five years alone, and today has more than 1,800 new product submissions pending regulatory approval around the world, with more than 6,000 planned submissions globally

•	Leveraging our differentiated, global operating platform, Mylan has decreased annual average net prices over the last five years across its entire U.S. business, including EpiPen® Auto-Injector

•	Mylan has saved the U.S. healthcare system an estimated $180 billion over the last ten years by developing high quality generic alternatives to more costly branded pharmaceuticals

Successful 2016 Financial and Operational Results with Industry-Wide Challenges. Despite industry-wide headwinds in 2016, including volatility and valuation contraction in the generic and specialty pharmaceutical industry due in part to industry-wide drug pricing concerns, Mylan delivered successful financial and operational results for 2016.

Shown below are certain financial and operational metrics used in our 2016 annual incentive program and results against those metrics.

Performance Against 2016 Annual Incentive Plan Metrics

*

The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted EPS (which for 2016 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2016 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

Continued Growth Through Successful Strategic Acquisitions in 2016. Over the last decade, Mylan has carefully planned, executed, and integrated acquisitions that, together with robust organic growth, have been key to our long-term growth, and 2016 was no exception. In 2016, we completed and began integrating our acquisitions of Meda and the non-sterile topicals-focused specialty and generics business of Renaissance Acquisition Holdings, LLC. These transactions further built our scale and breadth from a product and geographic perspective and further positioned the Company for ongoing value creation.

Looking Ahead: Mylan is Positioned for Future Growth and Value Creation

Global Company with Diversified Strategy to Drive Growth and Value Creation. Our strategy over the past decade has produced a highly differentiated global company capable of making high quality medicines available to those who need them, and we believe will continue to drive growth going forward. As just one example, over the last four years, including as a result of the EPD Transaction and the Meda Transaction, among other things, we have diversified the geographic sources of our net third party sales.

Percentages reflect total Net Third Party Sales

As our customers continue to consolidate and global demand for medicines increases, Mylan is uniquely positioned to meet these needs through our scale, global supply chain, and commitment to driving access.

We believe there simply is no other

company that combines our unique

operating platform, tremendous

work ethic, willingness to challenge

the status quo, and desire to

champion the cause of better health

for the world’s 7 billion people

in order to serve the interests of all

stakeholders.

•     We continue to leverage our differentiated, global operating platform. This vertically-integrated platform includes 50 manufacturing sites around the world, with extensive capabilities and the capacity to produce approximately 80 billion oral solid doses, 4,800 kiloliters of APIs, 500 million injectable units, and 1.5 billion complex-product units annually to high quality standards and with the efficiency to manage costs.

•     We use our strong commercial presence, with critical mass across the generics, brand, and OTC channels, to keep expanding and delivering value for our customers. We have one of the industry’s broadest and most diverse portfolios, with more than 7,500 marketed products. Our global sales force of more than 5,000 calls on approximately 60,000 customers worldwide. Through “ONE Mylan” (a term that describes our expansive, diversified, and integrated commercial and operational platform), we have opportunities to be the partner of choice to continue to drive revenue growth.

•     We are making significant ongoing investments in our future organic growth. We invested approximately $3 billion in R&D in the last five years, including approximately $827 million in the last year alone. As a result, we have more than 1,800 additional new product submissions pending regulatory approval, and more than 6,000 more submissions planned. These include complex products such as injectables and respiratory products as well as insulin analogs and biosimilars, where we have one of the industry’s largest and broadest portfolios.

•

We will continue to pursue business-development transactions that fit strategically and culturally into Mylan and will add value while ensuring ongoing financial flexibility with a strong balance sheet and maintaining our commitment to our investment grade credit rating.

•	We have a strong track record of delivering exceptional shareholder returns, and we will work to maintain this exceptional record.

•	We are putting our commitment to global social responsibility to action by championing Better Health for a Better World.

Robust R&D Investment and Product Pipeline

~$3B of cumulative investment, 2012 – 2016

*	QuintilesIMS, a leading provider of technology and analytics to the healthcare industry.

Global Integrated R&D Network

Our Pay Philosophy and 2016 Components of Compensation

Pay Philosophy. Mylan’s executive compensation programs are consciously structured to create a maximum return on executive leadership. The Compensation Committee has implemented a unique, transparent, and robust long-term pay for performance approach with respect to Mylan’s top leaders. The Mylan Board has designed the programs to drive continued execution against our strategy to create a leading, robust, sustainable company, while aligning compensation with company performance and shareholder value creation and other stakeholder interests. The Company’s compensation strategy has been deliberately developed by the Mylan Board to ensure that the compensation programs were tailored to the specific aspects of the Company, its leadership team and structure, and the particular stage in its evolution, in addition to taking conventional market practices into consideration.

Compensation Components. We place a clear emphasis on variable, performance-based compensation: approximately 67% of our CEO’s 2016 annual target compensation was performance-based. The financial metrics selected for our annual incentive compensation plan and the return on invested capital (“ROIC”) component of our performance restricted stock units (“PRSUs”) were selected specifically because they are directly influenced by our management team’s actions and decisions, and measure their ability to deliver the most value from Mylan’s assets.

Pay Element	Form	2016 Metrics	2016 Performance / Shareholder Alignment Link
Salary	Cash	N/A	Base compensation set competitively to attract and retain executives
Annual Incentive Compensation	Cash	Adjusted EPS	Earnings are expected to have a direct relationship to the price of Mylan’s ordinary shares
		Global regulatory submissions	Approval and commercialization of new products yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term growth strategy
		Adjusted free cash flow	Captures the potential impact of all types of business transactions on the generation of adjusted operating cash flow
Long-Term Incentive Compensation	Stock Options	Stock price	Provides value only if stock price rises from the grant date
	Restricted Stock Units (“RSUs”)	Stock price	Realized value depends on continued employment and absolute stock performance over time
	PRSUs	ROIC	Focuses executives on earning an appropriate return on investments
		Relative total shareholder return (“TSR”)	Incentivizes executives to deliver superior shareholder returns as compared to competitors

2016 Pay Mix

Key 2016 Decisions and Pay Outcomes

Mylan’s executive compensation program for 2016 reflects a simplified compensation program for our continuing executives, with a streamlined pay mix consisting primarily of base salary, annual cash-based incentive awards, and long-term incentive awards. We expect to rely on this simplified pay mix in coming years and the 2016 compensation for Ms. Bresch and Messrs. Parks, Malik, and Mauro reflect this approach.

Base Salary. There were no NEO base salary increases except for Mr. Mauro, who received a 12% increase to reflect his performance and increased responsibilities as Chief Commercial Officer.

Annual Incentive Compensation. For 2016, the Compensation Committee set adjusted EPS and adjusted free cash flow targets at 13% and 8% increases, respectively, over prior year performance (equal to an additional $0.59 of adjusted EPS and $146 million in adjusted free cash flow). Annual incentives for 2016 were earned at 116.75% of target based on threshold performance with respect to the adjusted EPS metric, above-maximum performance on the global submissions metric, and above-target performance on the adjusted free cash flow metric.

Long-Term Incentive Compensation. The Compensation Committee continued to allocate long-term incentive awards more heavily weighted toward performance-based awards than time-based awards. For 2016, each NEO received approximately 52% of their total award as PRSUs, other than Mr. Parks, whose PRSUs were allocated at 60% of his total award. Each NEO, other than Mr. Parks, received the balance of their total award as approximately 17% options and approximately 31% RSUs. Mr. Parks received 20% options and 20% RSUs.

Mr. Coury’s Transition to Non-Executive Chairman Role. In June 2016, the Mylan Board approved the transition of Mr. Coury from his role as Executive Chairman to the role of Chairman of the Mylan Board as a Non-Employee Director. Mr. Coury’s transition is the most recent development in a multi-year succession plan that the Mylan Board began implementing in 2012. As part of the transition, Mr. Coury will remain active as Chairman, consistent with the role of chairman under Dutch law and Mylan’s organizational documents.

During the 15-year period in which Mr. Coury led the Company as both Executive Chairman and, prior to that role, as CEO and Chairman, he has served as the key architect in helping Mylan become a global leader in the generic and specialty pharmaceutical industry. In light of his contributions and to ensure continuity and a seamless transition during this critical period for the industry, among other considerations, the Mylan Board decided to retain the leadership of Mr. Coury in a role that would continue to serve Mylan and its stakeholders following his transition from his role as Executive Chairman. The Mylan Board was mindful of the need to maintain stability at this critical juncture, particularly in light of recent disruptions to other industry players.

In connection with his transition, Mr. Coury has agreed to serve as Chairman for at least five years and will intently focus, with the Mylan Board and in collaboration with the management team, on the strategy for Mylan for the next decade and beyond.

In structuring Mr. Coury’s compensation as Chairman as a Non-Employee Director, the Mylan Board focused on ensuring his continued alignment with shareholders and retention for at least five years, keeping in mind that he will no longer participate in the Company’s executive compensation programs, including the annual bonus, long-term incentive, and retirement benefit programs. After extensive deliberation, the Mylan Board determined that Mr. Coury would receive:

•	A Chairman’s retainer equal to $450,000 per fiscal quarter.

•

On June 24, 2016, a single grant of 1,000,000 RSUs, 75% of which will not vest until the third anniversary following the 2016 AGM and the remaining 25% of which will not vest until the fifth anniversary following the 2016 AGM, generally subject to Mr. Coury’s continued service as Chairman as a Non-Employee Director.

For further details, see the discussion below entitled “Chairman’s Transition and Other NEO Developments” on page 32 of this Amendment. Upon Mr. Coury’s transition from an executive officer role, certain past compensation that had accrued or was granted over his successful 15-year tenure as CEO and Executive Chairman became payable under the terms of the compensation programs and applicable tax law, as described more fully on pages 33 to 34 of this Amendment. The vast majority of those payments have been previously disclosed in proxy statements and other public filings prior to 2016.

Actual Pay Demonstrates Alignment with Performance. The following graph demonstrates that the total compensation realizable by Mylan’s CEO over a three-year period is aligned with Mylan’s TSR relative to the Company’s 2016 peer group.

Alignment of CEO Realizable Pay* with TSR Performance

*

Realizable pay includes cumulative salary and annual incentives paid for the most recent three years, plus current value (as of December 31, 2016) of options (intrinsic value) and time-based restricted stock/units granted during the most recent three years, plus the value (as of December 31, 2016) of performance-based long-term incentive awards earned during the most recent three years, plus change in pension value and all other compensation for the most recent three years. TSR data is from the S&P Research Insight database. Peer companies in this chart reflect the 2016 peer companies listed on page 38 of this Amendment, excluding Teva Pharmaceutical Industries Ltd., for whom sufficient information was not publicly available. Note that Perrigo Company plc three-year realizable pay excludes the most recent 6-month stub year, and Mylan’s realizable pay excludes awards granted in connection with the One-Time Special Performance-Based Incentive Program (as defined below), since these performance awards are still subject to performance-based criteria.

Robust Shareholder Outreach and Enhancement to Compensation Practices

Robust Shareholder Outreach Over Last Three Years. While unique in certain respects, our executive compensation programs have been successful in driving long-term shareholder value, and shareholders have been generally supportive of these programs over the years. However, Mylan has never been content to remain static and, as a result, over the last several years, Mylan has undertaken a robust shareholder engagement program to discuss matters of importance to Mylan and our shareholders in a variety of areas, which has included matters related to our compensation programs. As a result of this effort, over the last three years, the Mylan Board and members of the senior management team have met with shareholders representing over 80% of Mylan’s outstanding ordinary shares, including, in 2016 and early 2017, again meeting with our largest institutional shareholders. Among other topics discussed during these shareholder engagements was the unique structure of our management team, including Mr. Coury’s role as Executive Chairman as well as the respective roles of the CEO and President, and the compensation paid to each.

Responsive Changes Made to Compensation Practices. Based on this extensive shareholder engagement, as well as the Mylan Board’s own independent analysis and initiatives, we have implemented numerous robust compensation-related policies, including, among others, those most recent changes noted in the chart below.

We believe the transition of Mr. Coury to Chairman as a Non-Employee Director is both consistent with the Mylan Board’s succession planning strategies and addresses some shareholders’ feedback about overall executive compensation. The transition of Mr. Coury to Chairman as a Non-Employee Director, at a lower annualized compensation level, is occurring at a time when our other executives have taken on increased responsibilities and now play a larger role in contributing to the Company’s success. The transition simplified the executive structure and will lower overall executive compensation totals.

In his new role as Chairman as a Non-Employee Director, Mr. Coury no longer receives a salary or incentive compensation like an executive. He is paid a quarterly retainer and was granted front-loaded and shareholder aligned RSUs that vest over five years. The Mylan Board believes the Company is fortunate to have ensured Mr. Coury’s retention as Chairman for at least another five years.

Changes Made to Compensation Program Based on Board Analysis and/or Shareholder Feedback	Impact of Change

•      In connection with Mr. Coury’s transition from Executive Chairman to Chairman as a Non-Employee Director, his total annualized compensation package is lower than previous levels

¡      This year’s Summary Compensation Table and accompanying tables within this Amendment show compensation previously granted to Mr. Coury that became payable as a result of this transition or that will be earned in the future

•      Mr. Coury will continue to provide the overall strategic leadership of the Company

•      80% of the compensation Mr. Coury will receive as Chairman as a Non-Employee Director is in the form of shareholder aligned RSUs that vest over five years and therefore promote his continued strategic leadership

•      Removed automatic accelerated vesting of stock option, RSU, and PRSU awards for eligible executives upon an individual satisfying retirement-eligibility criteria (55 years of age with ten+ years of service)

• Further promotes the goal of ensuring stable leadership and executive retention • Ms. Bresch and Mr. Malik have voluntarily waived their right to this provision for previously granted RSUs and PRSUs
• Intention to rely on a simplified mix of base salary, annual cash-based incentive awards, and long-term incentive awards over the next few years	• Historically-important but complex compensation components are being phased out • New NEOs do not have Retirement Benefit Agreements (“RBAs”)
• Reduced expatriate benefits payable to our President, Mr. Malik

•      Pursuant to Mr. Malik’s expatriate assignment to the U.S. from India, Mr. Malik was responsible for taxes equal to those he would have been obligated to pay if he maintained his principal work location and residence in India, while Mylan was responsible for all additional taxes

•      Beginning in 2016, Mr. Malik no longer receives a tax equalization benefit for long-term incentive awards

• Introduced a U.S. GAAP revenue metric for 2017 annual incentive compensation

•      Incentivizes management to focus on top-line growth, essential to Mylan’s ongoing value creation and consistent with our long-term growth strategy

•      Affirms Mylan’s commitment to maintaining a tight link between compensation and objective performance results

• Increased transparency on our pay philosophy and efforts to more closely align pay with performance

•      Additional clarity for shareholders on the items that we believe best incentivize and help retain critical senior leaders

•      Additional line-of-sight on how we compensate management on a long-term basis for outstanding relative performance

BUSINESS AND PERFORMANCE

A Unique Company Focused on Value Creation and Serving All Stakeholders

The Mylan Board believes that its most important objective is positioning the Company to deliver exceptional long-term shareholder value and serving other stakeholders by developing a differentiated, clear, and consistent long-term strategy, and partnering with and empowering our unique and talented management team to execute on that vision. Consistent with this approach, over approximately the last 15 years, Mylan has developed from a strong player in the U.S. domestic generic pharmaceutical industry into a global market leader with a diversified commercial and operating platform and an industry-leading portfolio of high quality products.

The results of this commitment to being different are clear and have had clear benefits to our shareholders, patients, employees, and other stakeholders. Over the last 15-year period, the market capitalization of Mylan has increased from approximately $3 billion (as of March 31, 2001) to approximately $20 billion (as of December 31, 2016), an increase of approximately $17 billion. Over the five-, ten-, and fifteen-year periods ending on December 31, 2016, Mylan has delivered exceptional absolute stock price appreciation of 78%, 93%, and 140%, respectively.

During the last ten years, as a result of our commitment to our long-term strategy, we have successfully and dramatically transformed and grown our commercial and operating scope and scale, as can be demonstrated clearly in the growth of our talented employees, research staff, manufacturing capabilities, products, and geographic reach as shown in the chart below.

	March 31, 2006	December 31, 2016
Workforce	~3,000	>35,000
R&D Staff	~300	~3,000
Manufacturing	5 Sites	50 Sites
Portfolio	~150 Products	>7,500 Marketed Products
Geography	Domestic (U.S.) Only	>165 Countries and Territories

Mylan has always been at the forefront of the quest to provide access to more affordable, high quality medicines to the world’s 7 billion people. Our medicines filled one out of every 13 prescriptions in the U.S. — more than Pfizer, GlaxoSmithKline, Johnson & Johnson, AstraZeneca, Merck, Sanofi, and Eli Lilly combined —representing more than 22 billion doses at an average price of just 25 cents per dose. With the U.S. healthcare system undergoing a rapid and dramatic evolution that is shifting a greater cost burden to patients, for instance through the growth in high deductible plans, our EpiPen® Auto-Injector became an example of how today’s pharmaceutical pricing system is no longer working for patients. With regard to our EpiPen® Auto-Injector product, we took immediate and unprecedented actions to address pricing concerns by significantly enhancing patient access programs and introducing an authorized generic version of the product priced at less than 50% of the wholesale acquisition price of the branded version. As we have stated publicly, Mylan welcomes the opportunity to be a leader in this dialogue and in working with others to address structural issues in the drug pricing system. We hope that our experience with our EpiPen® Auto-Injector product can serve as a catalyst for change and illuminate the conversation about the need for better transparency and reform throughout the healthcare sector.

Unique Leadership Team with Proven Track Record

We believe that we have accomplished the remarkable growth cited above as a direct result of our differences from the rest of our industry — our unique leadership structure and culture and our willingness to passionately challenge accepted viewpoints on the industry and identifying and acting upon its distinct opportunities and challenges.

The Mylan Board has invested significant time and effort into developing and fostering a leadership structure that is appropriate for Mylan and believes that the strong and stable leadership of the Company has been critical in the long-term growth and development of Mylan into a global leader in its industry.

The leadership structure, consisting of Mr. Coury as Executive Chairman (until June 2016), Ms. Bresch as CEO, and Mr. Malik as President was implemented in 2012 and successfully served Mylan through much of the period of growth and platform expansion noted above. Mr. Mauro was promoted to the role of Chief Commercial Officer in early 2016 and is responsible for overseeing all of Mylan’s commercial businesses around the world. This team has more than 70 years of combined service and experience and has delivered sustained value to shareholders.

The Mylan Board has seen first-hand, and our results have shown, the benefits of having such a strong and cohesive leadership group. For example, the Mylan Board believes that as a result of this structure, together with the outstanding work and efforts of our work force, Mylan has been able to focus on successfully executing on our long-term strategy while also acquiring and integrating compelling and sometimes underappreciated businesses and assets into the Mylan platform, devoting substantial resources and efforts to pharmaceutical access and disease awareness initiatives, and developing a successful commercial and operating presence in India.

Leadership Updates

The Mylan Board remains committed to fostering and broadening our leadership team as part of a multi-year succession plan that the Board implemented in 2012. During 2016 and early 2017, Mylan had several important developments in this regard.

•

In early 2016, Mr. Mauro was promoted to the role of Chief Commercial Officer. Mr. Mauro has been with Mylan for over 20 years, serving the Company in several capacities of increasing responsibility. Prior to his promotion to Chief Commercial Officer, Mr. Mauro served as President, North America, successfully leading Mylan’s largest commercial business.

•

During the second quarter of 2016, Mr. Parks was hired for the role of Chief Financial Officer to replace Mr. Sheehan, who departed as our Chief Financial Officer as of April 1, 2016. As a member of Mylan’s executive leadership team, Mr. Parks is responsible for all of Mylan’s global finance functions, including accounting and internal control, financial planning and analysis, investor relations, treasury, and tax.

•

In June 2016, the Mylan Board approved the transition of Mr. Coury from his role as Executive Chairman to the role of Chairman of the Mylan Board as a Non-Employee Director. During the period of Mr. Coury’s leadership over approximately the last 15 years as both Executive Chairman and, prior to that role, as CEO and Chairman, he has served as the key architect in helping Mylan become a global leader in the generic and specialty pharmaceutical industry. Mr. Coury has been, and will continue to be, actively focused on his role of providing the overall strategic leadership for Mylan.

•

In early 2017, Mylan named former SEC commissioner Daniel M. Gallagher as Chief Legal Officer. Mr. Gallagher brings to Mylan extensive experience in regulatory matters, financial markets, and corporate legal affairs and governance. Mylan believes that Mr. Gallagher will add significant value to its senior leadership team and add further depth to Mylan’s already strong legal organization.

Continued Investment in Future Growth

The dramatic growth of our company has been achieved through the tireless dedication of the Mylan Board and senior management to advancing both strategic organic growth drivers and investing strategically in compelling transactions and other growth opportunities. The Mylan Board and senior management remain committed to identifying key strategic opportunities for growth within our industry and directing resources towards those opportunities that we believe will drive future growth.

•

Commitment to Research and Development and Organic Growth. In order to continue our long track record of growth, Mylan remains committed to providing access to high quality medicines to the world’s population through significant investment in R&D initiatives and, as a result, we continue to successfully develop and bring new products to market, especially those that are difficult to develop or manufacture. This expertise has made Mylan a sought after partner for other innovative companies in our industry. In the last year alone, we invested approximately $827 million in R&D, continuing our long commitment to heavily investing in R&D.

•

Anticipated Future Acquisition Activity. With Mylan’s acquisition activity in 2016, which followed extensive acquisition activity in 2015 as well as several other large scale acquisitions over the past decade, we believe that we have successfully assembled an outstanding and differentiated group of assets to drive the creation of future shareholder value. While we will always consider any and all assets that become available in the industry, we currently expect future acquisitions to be in the nature of acquisitions complementary to our existing business, as opposed to larger transformative transactions, while we work to optimize the existing assets within our exceptional “ONE Mylan” platform.

COMPONENTS OF 2016 EXECUTIVE COMPENSATION

Our executive compensation program is designed to incentivize our NEOs to deliver exceptional long-term shareholder value and to fully align the interests of our executives with those of our investors. We pay our NEOs through three primary components of compensation: base salary, an annual incentive, and a long-term incentive. In addition, our NEOs receive certain benefits and perquisites. Our program is heavily weighted toward performance-based compensation, and the annual and long-term incentive outcomes are primarily dependent on the achievement of outstanding performance results.

2016 Pay Mix

Base Salary

The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities, and expected future performance; Company performance; management structure; marketplace practices; internal pay equity considerations; and the executive’s experience, tenure, and leadership. The Compensation Committee also considers, among other factors, what the marketplace would require in terms of the replacement costs to hire a qualified individual to replace an executive, as well as the fact that a new executive would lack the critical knowledge base regarding Mylan as compared to the executive he or she would be replacing.

For 2016, no NEOs received base salary increases except for Mr. Mauro. The Compensation Committee increased Mr. Mauro’s base salary by 12% to reflect his strong performance and increased role and responsibilities as Chief Commercial Officer, among other factors.

NEO	Position	2015	2016*	Change in Base Salary
Heather Bresch	Chief Executive Officer	$1,300,000	$1,300,000	0%
Kenneth S. Parks	Chief Financial Officer	N/A	600,000	—
Rajiv Malik	President	1,000,000	1,000,000	0%
Anthony Mauro	Chief Commercial Officer	625,000	700,000	12%

*

Prior to his departure from Mylan on April 1, 2016, Mr. Sheehan received an annual base salary of $650,000. Prior to his transition to Chairman as a Non-Employee Director, Mr. Coury received an annual base salary of $1,350,000.

The base salary earned by each of the NEOs for 2016 is included in the column entitled “Salary” in the Summary Compensation Table on page 42 of this Amendment.

Annual Incentive Compensation

Mylan’s annual incentive compensation consists of performance-based annual cash awards that are based on the achievement of objective operational and financial measures identified by the Mylan Board as critical to the successful execution of Mylan’s business strategy and tied to the continued creation of shareholder value.

•

Annual Incentive Structure. For 2016, the Compensation Committee set challenging performance goals based on three key performance indicators of the current and future strength of our business. In addition, the metrics were selected specifically because they are related to the actions and leadership of our management team, and measure their ability to extract the most value from our assets. The Compensation Committee chose to use adjusted metrics for the two financial goals because the financial performance of the Company is measured by senior management, in part, using these adjusted metrics, and the Compensation Committee believes that the adjusted metrics present the most appropriate alternative measure of Mylan’s financial performance, in addition to offering the best method to evaluate the ongoing operations of the Company.

Adjusted EPS	Earnings are expected to have a direct relationship to the price of Mylan’s ordinary shares
Global Regulatory Submissions	Approval and commercialization of new products yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term growth strategy
Adjusted Free Cash Flow	Captures the potential impact of all types of business transactions on the generation of adjusted operating cash flow, and strengthens our balance sheet

•

Setting Challenging Targets Based on Past Performance Results and Future Expectations. For 2016, the Compensation Committee set adjusted EPS and adjusted free cash flow targets at 13% and 8% increases, respectively over prior year performance. The Compensation Committee set the global regulatory submissions target based on forecasts for submissions for the year. The following tables show the 2016 threshold, target, and maximum goals and the relative weightings of each metric:

Goal	Weighting	Threshold	Target	Maximum
Adjusted EPS	50%	$4.85	$5.00	$5.15
Global regulatory submissions	25%	120	135	150
Adjusted free cash flow ($ in millions)	25%	$1,800	$2,000	$2,200

No annual incentives are paid if threshold performance is not achieved. Furthermore, the Compensation Committee has committed to not using its discretion to upwardly adjust annual incentive award amounts generated by the performance metrics.

•	Potential Opportunities Subject to Performance. Set forth below are the 2016 threshold, target, and maximum award opportunities for the NEOs who are currently executive officers:

NEO*	Position	Threshold (% of Salary)	Target (% of Salary)	Maximum (% of Salary)
Heather Bresch	Chief Executive Officer	75.0%	150%	300%
Kenneth S. Parks	Chief Financial Officer	50.0%	100%	200%
Rajiv Malik	President	62.5%	125%	250%
Anthony Mauro	Chief Commercial Officer	57.5%	115%	230%

*

As a result of his announced departure from Mylan, Mr. Sheehan was not granted an annual incentive award for 2016. As a result of his transition to Chairman as a Non-Employee Director, Mr. Coury received only a pro-rated annual incentive award for 2016, the value of which is included in the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table on page 42 of this Amendment.

•

Annual Incentive Payouts. The annual incentives earned for 2016 were determined based on the annual performance criteria, and the relative weightings and Company results set forth in the table below. The Company achieved threshold performance with respect to the adjusted EPS metric, exceeded maximum performance on the global submissions metric, and exceeded target performance on the adjusted free cash flow metric in 2016. As a result, the NEOs received payouts of annual incentive awards for 2016 at 116.75% of target.

Goal*	Weighting	2016 Target	2016 Actual		Weighted Score
Adjusted EPS	50%	$5.00	$4.85	Threshold	25.00%
Global regulatory submissions	25%	135	155	Above maximum	50.00%
Adjusted free cash flow ($ in millions)	25%	$2,000	$2,134	Above target	41.75%
2016 Company Performance Score					116.75%

*

The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted EPS (which for 2016 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2016 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

The annual incentive compensation earned by each of the NEOs for 2016 is set forth in the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table on page 42 of this Amendment.

Long-Term Incentive Compensation

The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Mylan’s ordinary shares, as well as other measures associated with the growth and success of Mylan.

•	Long-Term Incentive Structure. For 2016, long-term incentive awards were granted to our NEOs in the form of stock options, time-based RSUs, and PRSUs.

The mix of awards, detailed below, provides recipients with a combination of incentive opportunities, aligns our executives with shareholders, and each vehicle has its own risk-reward profile and provides a unique benefit. The Compensation Committee believes that maintaining a higher percentage of the total long-term incentive award that is specifically performance-based further supports alignment between the Company’s performance, shareholder interests, and executive compensation.

Vehicle	Approx. Weight for all NEOs* Except Mr. Parks	Weight for Mr. Parks	Incentive Opportunity
Stock Options	17%	20%	Stock options provide value only if Mylan’s ordinary share price rises from the grant date
RSUs	31%	20%	RSU value increases/decreases with ordinary share price performance, and provides a strong retention value
PRSUs	52%	60%	PRSUs provide value based on Mylan’s ROIC and relative TSR performance, strongly linking payouts with long-term value creation

*	Mr. Sheehan did not receive a long-term incentive award in 2016 due to his announced departure from Mylan.

•

Stock options. Stock options are granted with an exercise price equal to the closing price of Mylan’s ordinary shares on the date of grant. They vest in three equal installments, generally provided that the NEO remains continually employed by Mylan.

•

RSUs. RSUs generally vest in three annual installments, generally provided that the NEO remains continually employed by Mylan. The NEOs, other than Mr. Parks, received a slightly higher percentage of their long-term incentive awards in the form of RSUs compared to prior years in light of the fact that certain of their PRSUs were not eligible to vest above target as a result of the EPD Transaction in 2015 (despite performance that resulted in vesting above target). The additional RSUs are subject to more rigorous cliff-vesting after a three-year period to further strengthen the Compensation Committee’s retention objective.

•

PRSUs. PRSUs cliff-vest at the end of the performance period based on the achievement of predetermined performance criteria and provided that the NEO remains continually employed by Mylan. PRSUs vest based on Mylan’s TSR performance relative to the companies in its peer group (as set forth in the section entitled “Peer Group for 2016” on page 38 of this Amendment), and ROIC. The Compensation Committee believes that these two metrics provide an appropriate balance of incentives. Relative TSR rewards the NEOs for performance measured relative to our peer group while ROIC links payouts to returns generated by investments, both organic and through acquisitions. The following table shows the 2016 threshold, target, and maximum goals and relative weightings.

Metric	Weighting	Threshold	Target	Maximum
ROIC*	50%	10%	12%	14%
Relative TSR**	50%	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Opportunity	N/A	50%	100%	150%

*

ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A. Starting in 2016, the definition of ROIC was updated to include intangible assets and goodwill in the denominator to more appropriately reflect the strategic acquisitions Mylan has made.

**

Relative TSR is calculated by comparing the difference between Mylan’s 30-day trailing average closing ordinary share price at the beginning of the performance period and the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

Timing and Value of 2016 Long-Term Incentive Award Grants

The Compensation Committee has historically approved annual long-term incentive award grants in the first quarter of the fiscal year, which grants were made following the release of year-end audited financial results, with exceptions for new hires (as was the case for Mr. Parks in 2016), promotions, and other special awards, grants, or circumstances.

In 2016, each NEO, other than Mr. Sheehan due to his announced departure, received, in their capacity as an executive officer, a grant of long-term incentive awards with a targeted value at grant equal to a percentage of their base salary. Values are determined based on a variety of factors, including peer group, individual performance, and tenure. The grant date value of awards granted in February 2016 were:

NEO*	Position	PRSUs	Options	RSUs	Total Award
Heather Bresch	Chief Executive Officer	$4,680,025	$1,560,009	$2,756,396	$8,996,430
Kenneth S. Parks	Chief Financial Officer	$900,022	$300,000	$300,007	$1,500,029
Rajiv Malik	President	$2,700,040	$900,014	$1,619,080	$5,219,134
Anthony Mauro	Chief Commercial Officer	$1,470,044	$490,013	$743,837	$2,703,894

*

Mr. Sheehan did not receive a long-term incentive award grant in 2016 due to his announced departure from Mylan. Mr. Coury received a 2016 long-term incentive award grant in his capacity as Executive Chairman prior to his transition to Chairman of the Mylan Board as a Non-Employee Director, which is reflected in the Grants of Plan-Based Awards for 2016 Table on page 46 of this Amendment.

Perquisites

Perquisites include the following:

•	Each NEO receives the use of a Company car or a car allowance and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•

Our senior executives take an extraordinarily active approach to overseeing and managing our global operations, which necessitates a significant amount of U.S. domestic and international travel time due to our diverse set of business centers, manufacturing and other facilities, and many client and vendor locations around the world. Mylan provides management with access to corporate aircraft to assist in the management of Mylan’s global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of Company business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Mylan’s business, as well as privacy of business information and communications), we have required Mr. Coury and Ms. Bresch to use Mylan aircraft for business and personal purposes. Mr. Coury fully reimbursed Mylan for any incremental cost associated with his personal use of the aircraft in 2016. During 2016, other executives from time to time also were authorized to have personal use of the corporate aircraft for similar reasons. The Compensation Committee monitors business and personal aircraft usage on a periodic basis. To the extent any travel on the corporate aircraft results in imputed taxable income to an NEO, Mylan does not provide gross-up payments to cover the NEO’s personal income tax obligation due to such imputed income. For a summary of how this perquisite is calculated, see footnote (9) to the Summary Compensation Table on page 44 of this Amendment.

•	Executives will also receive tax equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at meetings of the Mylan Board in the United Kingdom.

Retirement Benefits

Mylan previously entered into RBAs with four of the NEOs — Ms. Bresch and Messrs. Malik, Sheehan, and Coury — in recognition of their service to Mylan, to encourage their retention and to provide a supplemental form of retirement and death benefit. In the case of Messrs. Sheehan and Coury, following Mr. Sheehan’s departure from Mylan and Mr. Coury’s transition to Chairman of the Mylan Board as a Non-Employee Director, respectively, under the terms of the RBAs and applicable tax laws, the accumulated and vested benefits under their RBAs were required to be paid to them, as reflected in the Pension Benefits for 2016 Table on page 49 of this Amendment. As a result, Messrs. Sheehan and Coury had no remaining accumulated RBA benefit as of December 31, 2016. For a detailed description of the RBAs with Ms. Bresch and Mr. Malik, see the section below entitled “Retirement Benefit Agreements,” beginning on page 50 of this Amendment.

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

When Mr. Malik joined Mylan in January 2007, Mylan established a nonqualified deferred compensation plan on his behalf. Although Mylan no longer contributes to the plan account, it will be distributed to Mr. Malik upon termination of his employment, or upon other qualifying distribution events, such as his retirement, disability, or death or Mylan’s termination of the plan.

The Summary Compensation Table includes changes in pension values calculated based on certain actuarial assumptions regarding discount rates. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2016 financial statements. In 2016, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of approximately $340,000 for Ms. Bresch, approximately $112,000 for Mr. Malik, and approximately $36,000 for Mr. Sheehan.

CHAIRMAN’S TRANSITION AND OTHER NEO DEVELOPMENTS

Chairman Transition

Following his transition to Chairman of the Mylan Board as a Non-Employee Director on June 24, 2016, Mr. Coury ceased to be an executive and therefore no longer receives the compensation and benefits ordinarily awarded to the Company’s executives. Going forward he will not participate in the Company’s annual bonus, long-term incentive, and retirement programs. More than 80% of Mr. Coury’s compensation as Chairman is in the form of front-loaded, shareholder aligned RSUs vesting over the next five years. These and other changes also address shareholder comments about compensation, and the Mylan Board believes the long vesting RSUs are consistent with the Board’s desire to retain Mr. Coury’s leadership of the strategic direction of the Company over the critical coming years.

In connection with Mr. Coury’s transition to Chairman as a Non-Employee Director, described in the section above entitled “Leadership Updates,” beginning on page 26 of this Amendment, the Mylan Board was focused on structuring his compensation in the new role to ensure his long-term retention for at least a five-year period and to ensure that his compensation was significantly weighted toward equity-based compensation to further strengthen his alignment with shareholders. After extensive deliberations, which included consultation with the Mylan Board’s independent compensation consultant and U.S. and Dutch advisors, the Mylan Board determined that as consideration for Mr. Coury’s long-term future commitment and continued leadership of Mylan N.V. as Chairman as a Non-Employee Director, Mr. Coury would receive:

•	a Chairman’s retainer equal to $450,000 per fiscal quarter; and

•

a single grant of 1,000,000 RSUs, 75% of which will vest on the third anniversary following the 2016 AGM and the remaining 25% of which will vest on the fifth anniversary following the 2016 AGM, in each case, subject to Mr. Coury’s continued service as Chairman as a Non-Employee Director on such dates, or earlier upon Mr. Coury’s cessation of service as Chairman under certain circumstances.

In addition, the Mylan Board determined that Mr. Coury’s continued service as Chairman as a Non-Employee Director through the end of the year qualified for purposes of the vesting requirements of his $20 million cash incentive award previously granted in February 2014, as described in more detail in the section below entitled “Committee Evaluation of 2014 Performance Award” beginning on page 35 of this Amendment.

Mylan and Mr. Coury also agreed to extend the duration of Mr. Coury’s non-compete and other restrictive covenants to cover the duration of his service as Chairman as a Non-Employee Director and for an additional two years thereafter.

As a result of his transition from his role as Executive Chairman to Chairman of the Mylan Board as a Non-Employee Director, Mr. Coury ceased to be an employee of Mylan at a time that he qualified as retirement eligible under the terms of Mylan’s compensation and benefit plans and agreements applicable to him. Therefore, under the terms of such plans and agreements and applicable tax law, certain previously (before 2016) granted compensation became payable to Mr. Coury, including certain vested separation payments, previously granted long-term incentive awards, and accrued vested compensation under both Mr. Coury’s RBA and the Restoration Plan.

As a result of SEC rules, several items of compensation received by Mr. Coury in 2016 are required to be shown in the Summary Compensation Table for 2016 even though the vast majority of this compensation has been approved in prior years and previously disclosed to shareholders in prior proxy statements, supplements to proxy statements, and other public filings. Shareholders have had the opportunity to vote on these arrangements through prior say-on-pay votes. Shareholders have consistently approved our say-on-pay vote since 2013.

As a result, a substantial portion of the compensation being disclosed in this year’s Summary Compensation Table or elsewhere in this Amendment does not relate to 2016 service or compensation awarded in 2016. In particular, the Retirement Benefit Agreement, Deferred Separation Payment and Benefits, Restoration Plan, and 2014 Performance Incentive Award compensation figures reflect previously-approved, and with the exception of the 2014 Performance Incentive Award, fully vested compensation accumulated during Mr. Coury’s long service with Mylan. Much of the remaining compensation shown this year will vest over future years, contingent on Mr. Coury’s continued service and contributions as Chairman of the Mylan Board. Because of these unique circumstances, we have included the tables below that show certain of the amounts paid or granted to Mr. Coury in 2016 in connection with his transition, along with the period over which such amounts previously vested or will vest in the future, and his Chairman’s compensation for 2016 – 2021.

Chairman Payments and Benefits in Connection with Transition

Prior Earned Compensation Settled in 2016
Category	Amount	Vesting Period
Retirement Benefit Agreement	Approx. $50.4 million	2004 – 2014
Deferred Separation Payments and Benefits	Approx. $22.3 million	Vested in 2012
Long-Term Incentive Awards	Approx. $10.7 million	Upon Mr. Coury’s satisfaction of retirement eligibility requirements (55 years of age with at least 10 years of service)
Restoration Plan	Approx. $5.2 million	Amounts vested upon contribution or, for profit sharing contributions, following an initial 3-year vesting period
Performance Incentive Award Granted in 2014	$20 million*	2014 – 2016

*	Due to SEC reporting requirements for cash awards, this prior grant will be included in this year’s compensation disclosure, even though it was granted in 2014.

Chairman Compensation 2016 – 2021*
Category	Amount
Cash Retainer	$450,000 / fiscal quarter
Chairman RSUs	1 million RSUs ($8.7M / year)

*

In 2016, Mr. Coury received his full long-term incentive grant and a pro-rated bonus for his service during the year as Executive Chairman. As Chairman as a Non-Employee Director, he will no longer receive a salary, annual bonus, or long-term incentive and is not eligible to participate in retirement programs.

As noted, a substantial amount of the compensation highlighted above reflects compensation that vested prior to 2016 and which was paid as a result of cessation of employment, and emphasizes Mr. Coury’s long service and significant contributions to Mylan over his tenure.

We also highlight that many of the legacy arrangements applicable to Mr. Coury are no longer available to incoming executives. In particular:

•

While certain of our longer-tenured NEOs are eligible for legacy RBA benefits, Mylan’s two newest NEOs are not eligible for such benefits, and effective April 1, 2013, U.S. employees with an RBA no longer receive matching contributions under the Restoration Plan.

•

We recently amended our equity arrangements so that long-term incentive awards granted under the Company’s Amended and Restated 2003 Long-Term Incentive Plan (“Amended 2003 Plan”) will no longer be eligible for accelerated vesting based on satisfaction of retirement-eligibility criteria, and further note that Ms. Bresch and Mr. Malik have waived their right to this treatment for previously granted RSUs and PRSUs.

Mr. Coury’s transition to Chairman of the Mylan Board as a Non-Employee Director, and the resulting reduction in his compensation, follows a multi-year trend where his total direct compensation and all other compensation decreased year over year. Excluding the compensation that was earned over prior, multiple year periods that became payable to Mr. Coury as a result of him ceasing to be an employee, Mr. Coury’s total direct compensation and all other compensation (as disclosed in the Summary Compensation Table, excluding transition related compensation) has decreased over the last three years. The compensation disclosed in this year’s Summary Compensation Table and other tables within this Amendment include required disclosure of payments made in prior years and therefore may not fully reflect the extent to which the overall compensation of Mr. Coury and the leadership team have decreased.

Mr. Coury’s Total Direct Compensation and All Other Compensation
Category	2015	2016	Chairman Direct Compensation
Salary / Chairman’s Stipend	$1.4M	$1.6M	$1.8M
2014 Performance Incentive Award (Annualized)	$6.7M	$6.7M
Annual Incentive Plan Compensation	$3.4M	$0.9M
Annual Long-Term Equity Incentives	$6.1M	$8.7M
All Other Compensation*	$5.2M	$0.4M
Chairman RSUs (Annualized)			$8.7M	**
Total	$22.8M	$18.3M	$10.5M

*	For 2016, excludes transition related compensation included in the column entitled “All Other Compensation” in the Summary Compensation Table on page 42 of this Amendment.
**	RSU grant is annualized over its five-year vesting period.

Committee Evaluation of 2014 Performance Award

As described in the Proxy Statement for Mylan Inc.’s 2014 Annual Meeting of Shareholders, in February 2014, Mr. Coury was granted a $20 million performance incentive opportunity in connection with the extension of his then-current employment agreement. The award provided that it would be earned only if Mr. Coury satisfactorily performed his key leadership responsibilities and the requirements of his employment agreement through December 31, 2016 and remained employed by Mylan through such date.

The Mylan Board evaluated Mr. Coury’s performance through the transition, noting Mr. Coury’s significant leadership achievements since the award was granted, including, among others, his continued strong overall leadership of Mylan, mentorship of executives, shareholder engagement, and unique and successful strategic vision that has led to the continued growth of Mylan’s global operating platform and strong financial results over the past several years, including significant short- and long-term value creation for shareholders and other stakeholders, and his execution and completion of the EPD Transaction and Meda Transaction, among others, each of which is expected to have a significant role in the creation of shareholder value over the long term. In light of these achievements, the Mylan Board determined that Mr. Coury’s performance had exceeded expectations when the award was granted to Mr. Coury in 2014, and that the performance-based requirements had therefore been satisfied.

In connection with Mr. Coury’s transition to Chairman of the Mylan Board as a Non-Employee Director described above, the Mylan Board determined that Mr. Coury’s continued service as Chairman through the end of the year would qualify for purposes of the service-based vesting requirement.

As a result, both the performance-based and service-based requirements of the award were satisfied and the full amount of the performance incentive opportunity was paid to Mr. Coury in 2016. The value of the performance incentive opportunity is included in the table above entitled “Chairman Payments and Benefits in Connection with Transition” and the Summary Compensation Table on page 42 of this Amendment.

Update on 2014 One-Time Special Performance-Based Five-Year Realizable Value Incentive Program

As described in the Proxy Statement for Mylan Inc.’s 2014 Annual Meeting of Shareholders, in February 2014 Mylan adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “One-Time Special Performance-Based Incentive Program”) to retain more than 100 key employees and to incentivize them toward the achievement of Mylan’s ambitious long-term objective of achieving adjusted EPS of at least $6.00 by the end of 2018, which the Mylan Board believed and continues to believe will lead to the corresponding creation of significant shareholder value. This innovative, wholly performance-based program is a continuation of Mylan’s robust pay-for-performance philosophy.

Mylan has made great progress toward the achievement of its long-term objective of achieving adjusted EPS of at least $6.00 by the end of 2018, which the Mylan Board believes is linked to the design and incentives provided by this program. The awards subject to the One-Time Special Performance-Based Incentive Program will be earned by the NEOs in full only if Mylan reaches its adjusted EPS target and the NEOs remain with Mylan through the end of 2018 (subject to certain limited exceptions). Participants will be eligible for 50% vesting if we achieve 90% of our adjusted EPS target ($5.40 per ordinary share), with linear interpolation between $5.40 and $6.00 per ordinary share. In addition, the awards were granted subject to an additional performance metric, such that participants would realize the full value of the awards only if Mylan’s ordinary share price met or exceeded $73.33 for ten consecutive trading days during the performance period, which was achieved in 2015.

Appointment of Chief Financial Officer

On May 3, 2016, Mylan announced that Kenneth S. Parks would join Mylan as Chief Financial Officer effective as of June 6, 2016, at which point he assumed responsibility for all of Mylan’s global finance functions, including accounting and control, financial planning and analysis, investor relations, treasury, and tax. Mr. Parks also leads the Company’s Global Integrated Services Organization, in addition to his finance role. Mr. Parks joined Mylan from WESCO, a leading provider of electrical, industrial, and communication products, where he served as chief financial officer and led all aspects of the finance function. Prior to WESCO, Mr. Parks spent the majority of his career at UTC in a variety of U.S. and international finance roles.

In connection with his appointment as Chief Financial Officer, on April 27, 2016, Mr. Parks and Mylan Inc. entered into an Executive Employment Agreement and a Transition and Succession Agreement, in both cases, effective as of June 6, 2016.

Mr. Parks’ Executive Employment Agreement has an initial term of three years and automatically renews for successive one-year periods unless earlier terminated by Mr. Parks or Mylan. The Executive Employment Agreement provides for the following during his term of employment:

•	a base salary of $600,000;

•	eligibility for a discretionary annual bonus with a target amount equal to 100% of his base salary;

•	an annual grant of long-term incentive awards under the Amended 2003 Plan with a value equal to 250% of his base salary;

•	a signing bonus of $375,000, which is subject to full or partial repayment in the event Mr. Parks leaves Mylan prior to the third anniversary of his appointment; and

•

the right to receive certain payments and benefits in connection with certain terminations of employment, which are described more fully in the section below entitled “Termination Under Service Agreements,” beginning on page 52 of this Amendment. Mr. Parks’ Transition and Succession Agreement governs the terms of his employment in the event of a change in control, the terms of which are described in the sections below entitled “Transition and Succession Agreements” and “Termination Under Transition and Succession Agreements (Change in Control),” beginning on pages 41 and 54, respectively, of this Amendment.

Promotion of President, North America, and Extension of Executive Employment Agreement

In recognition of Mr. Mauro’s performance in his role as President, North America and increasing role with Mylan, in early 2016, Mr. Mauro was promoted to Chief Commercial Officer, effective January 4, 2016, and his Executive Employment Agreement with Mylan Inc. was amended and restated effective January 1, 2016. The Amended and Restated Executive Employment Agreement automatically renews on each anniversary of the effective date unless earlier terminated by Mr. Mauro or Mylan Inc. The Amended and Restated Executive Employment Agreement contains substantially the same terms as Mr. Mauro’s previous contract, except that Mr. Mauro’s base salary was increased to $700,000 in connection with his promotion to Chief Commercial Officer.

Departure of Former Chief Financial Officer

John D. Sheehan, former Executive Vice President and Chief Financial Officer of Mylan, departed effective April 1, 2016. In connection with Mr. Sheehan’s departure from the Company, to secure certain consulting services, and in order to facilitate the transition of Mr. Sheehan’s responsibilities, Mr. Sheehan and Mylan Inc. entered into a Retirement and Consulting Agreement. The agreement provided that Mr. Sheehan would provide consulting services to Mylan for one year following his separation date. Pursuant to the agreement, Mr. Sheehan received an amount equal to his annual base salary, payable in four equal installments on or around the end of the first four fiscal quarters following his separation date, and COBRA health and welfare benefits during the consulting period, with an aggregate value of approximately $670,000. In connection with his departure, Mr. Sheehan was treated as retirement eligible for purposes of his outstanding stock options, which resulted in the vesting of all unvested stock options held by Mr. Sheehan as of April 1, 2016. Mr. Sheehan remains subject to all restrictive covenants with Mylan pursuant to their terms.

COMPENSATION COMMITTEE CONSIDERATIONS IN EVALUATING COMPENSATION

Compensation Committee Process

Our culture and our success continue to depend on our ability to attract and retain talented people in critical roles. The independent Directors believe that the remarkable growth and performance of Mylan during Mr. Coury’s tenure is directly related to the unique leadership of Mr. Coury, Ms. Bresch, Mr. Malik, and Mr. Mauro, the talents of Mylan’s other senior executives, and Mylan’s outstanding workforce around the world.

The decisions of the Compensation Committee and the independent Directors relating to executive compensation each year reflect a variety of subjective considerations, in addition to quantitative metrics. Our determinations reflect our individual and collective experience and business judgment, and are based on our extensive interactions with, and observations of, management, and our assessment of some or all of the following factors, among others:

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

•	Peer group pay levels and published survey data; and

•	Advice from independent external experts and advisors.

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

Peer Group for 2016

While the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Compensation Committee does not target compensation of NEOs within a specific percentile of any set of peer companies. As noted, we use peer groups as one of many factors considered when determining compensation.

After review and consideration of these factors and consultation with experts in executive compensation, we developed the peer group listed below for 2016. The Compensation Committee refers to the peer group as a reference point when evaluating executive pay and performance. Due to Mylan’s unique position in the market and long-tenured management team, pay is not formulaically tied to a particular percentile of the peer group. Instead, this group is considered as part of the overall mix of subjective, qualitative, and quantitative information considered by the Compensation Committee.

This group consists of companies with revenues ranging from approximately 0.3x-3.0x Mylan’s revenue. Because the generic pharmaceutical market is limited, we include companies in the following GICS industries — Pharmaceuticals, Health Care Equipment & Supplies, Biotechnology, and Life Sciences Tools & Services:

AbbVie Inc.	Boston Scientific Corp.	Perrigo Company plc

Agilent Technologies Inc.	Bristol-Myers Squibb Company	St. Jude Medical Inc.

Allergan plc.	Celgene Corp.	Stryker Corp.

Amgen Inc.	Eli Lilly and Company	Teva Pharmaceutical Industries Ltd.

Baxter International Inc.	Endo International plc	Thermo Fisher Scientific Inc.

Becton Dickinson & Co.	Gilead Sciences, Inc.	Zimmer Biomet Holdings, Inc.

Biogen Inc.	Medtronic plc

Role of Compensation Committee, Independent Consultants, and Management

In 2016, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) to provide advice and information regarding the design and implementation of Mylan’s executive compensation programs. Meridian also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to Mylan’s executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses, and trends on executive base salary, annual incentives, long-term incentives, benefits, and perquisites.

The Compensation Committee and management also receive advice from outside counsel including, but not limited to, Cravath, Swaine & Moore LLP and NautaDutilh N.V.

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

Consideration of Risk in Company Compensation Policies

Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies, and programs that are intended to drive the achievement of our business objectives. We believe that the nature of our business, and the material risks we face, are such that the compensation plans, policies, and programs we have put in place are not reasonably likely to give rise to risks that would have a material adverse effect on our business. We believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. In addition, the Chairmen of the Audit and Compliance Committees serve on the Compensation Committee, giving Mylan the benefit of the breadth of their perspectives regarding the impact of compensation-related decisions on the Company. Finally, as described in this CD&A, our compensation programs and decisions include qualitative factors which we believe restrain the influence that an overly formulaic approach may have on excessive risk-taking by management.

OTHER CONSIDERATIONS AND EXECUTIVE COMPENSATION POLICIES

Ordinary Share Ownership Requirements for NEOs

The ownership requirements are expressed as a multiple of base salary as follows:

Position	Ownership Requirement (multiple of base salary)
CEO	6x
President	4x
Other NEOs*	3x

*

Excludes Mr. Coury, who is subject to the ordinary share ownership policy for Non-Employee Directors, as described in the section below entitled “Non-Employee Director Compensation for 2016” beginning on page 56 of this Amendment, and Mr. Sheehan, who departed from the Company effective April 1, 2016.

In addition to the NEOs, Mylan’s ordinary share ownership policy covers approximately 155 of the most senior employees at Mylan to promote an ownership culture and stronger alignment with the interests of shareholders among the broader leadership team. Each covered employee generally has five years from the adoption of the policy to achieve the minimum ownership requirement. Ordinary shares actually owned by the covered employee (including ordinary shares held by the covered employee in Mylan’s 401(k) and Profit Sharing Plan), as well as restricted ordinary shares and unvested RSUs and PRSUs count toward compliance with these requirements. As of December 31, 2016, all of the NEOs were in compliance with these requirements.

Clawback Policy

The Mylan Board has approved a clawback policy relating to incentive compensation programs. The provisions of the policy allow Mylan to recoup certain bonus and equity-based incentive compensation gains resulting from specified misconduct that causes Mylan to materially restate its financial statements. The Mylan Board considers updates to this policy from time to time. In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will revise our policy accordingly.

Anti-Hedging and Pledging Policy

The Mylan Board has approved a securities trading policy that prohibits directors and certain employees from engaging in any transaction designed to limit or eliminate economic risks associated with the ownership of our equity or debt securities by trading in certain types of hedging instruments relating to any of our securities. Hedging instruments include prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls, or other instruments designed to hedge or offset movements in the price of our ordinary shares or debt. The policy also prohibits directors and certain employees from entering into transactions that involve the holding of Mylan securities in margin accounts (other than the “cashless exercise” of stock options) or the pledging of Mylan equity or debt securities as collateral for loans, with certain exceptions approved by the Compensation Committee if the executive demonstrates that he or she has the continuing financial capacity to repay any underlying loan or potential margin call without resorting to Mylan equity or debt securities. To the extent that the SEC adopts rules for anti-hedging and pledging policies that require changes to our policy, we will revise our policy accordingly.

Summary of Compensation Governance Practices

The Compensation Committee regularly reviews our compensation governance practices to ensure we are incentivizing continued excellence in execution against our long-stated strategy while also managing risk. Below is a summary of the features of our compensation program, as described throughout this CD&A:

What We Do	What We Don’t Do
• Maintain a significant portion of compensation aligned with shareholder interests and tied to ordinary share price or financial and operational business performance

•     Effective January 1, 2017, discontinued automatic accelerated vesting of stock options, RSUs, and PRSUs upon satisfying retirement eligibility (55 years of age with 10+ years of service)

•     No exercise of positive discretion in determining annual incentive payouts

•     No re-pricing of stock options

•     No hedging or pledging of Company ordinary shares

•     No new 280G tax gross-ups

•     No Company matching contributions to the Restoration Plan for NEOs with RBAs

• Balance annual and long-term incentives
• Employ balanced and different metrics for annual and long-term incentives
• Long-term incentives heavily weighted to performance-based metrics
• Double-trigger vesting for annual long-term incentive awards upon a change in control
• Consider peer groups and market data in determining compensation

• Retain an independent compensation consultant that reports directly to the Compensation Committee

• Maintain robust ordinary share ownership guidelines, which our senior management significantly exceeds

• Maintain a robust clawback policy

• Conduct an annual compensation-related risk review to ensure that compensation is aligned with shareholder interests

Employment Agreements

We believe it is important to have employment agreements with our executive officers and other key employees. These agreements memorialize certain key terms of employment, including termination rights and obligations, non-competition and other restrictive covenants, and compensation and perquisites, and we believe thereby enhance the stability and continuity of our employment relationships. Each of the NEOs who is currently an executive officer is party to an Executive Employment Agreement with Mylan Inc. Following Mr. Sheehan’s departure from Mylan and Mr. Coury’s transition to Chairman of the Mylan Board as a Non-Employee Director, Messrs. Sheehan and Coury are no longer party to Executive Employment Agreements. For a detailed description, see the section below entitled “Service Agreements,” beginning on page 51 of this Amendment. See also page 36 of this Amendment for a discussion of Mylan Inc.’s entry into an Executive Employment Agreement with Mr. Parks in 2016 and page 37 for a description of the 2016 extension of the Executive Employment Agreement with Mr. Mauro.

Transition and Succession Agreements

Mylan Inc. is party to separate Transition and Succession Agreements with each NEO who is currently an executive officer with an aim to assuring that Mylan will have the NEO’s full attention and dedication to Mylan during the pendency of a possible change in control transaction that might optimize shareholder value, and to provide the officer with compensation and benefits in connection with a change in control. Following Mr. Sheehan’s departure from Mylan and Mr. Coury’s transition to Chairman of the Mylan Board as a Non-Employee Director, Messrs. Sheehan and Coury are no longer party to Transition and Succession Agreements. The Transition and Succession Agreements are independent of each NEO’s employment agreement. Subsequent to the execution of certain legacy agreements, Mylan adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross-up for golden parachute payments. Consistent with this commitment, the Transition and Succession Agreement with Mr. Parks does not contain an excise tax gross-up. For legal and other considerations, the Transition and Succession Agreements currently in effect and executed prior to the new policy are not subject to that policy. Mylan does not have the right to unilaterally abrogate pre-existing binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up provisions have been executed and several have expired as executives have ceased to be actively employed with Mylan (as was the case with the retirement of Harry A. Korman and departure of John D. Sheehan over the last several years). The agreement with Mr. Parks provides that Mr. Parks will, in the event he is subject to an excise tax on any golden parachute payments, be subject to a “best net” approach, under which he will receive the full amount of such payments or the greatest amount of such payments that will not subject him to the excise tax, whichever would result in the greatest after-tax amount.

For a detailed description of these Transition and Succession Agreements, see the section below entitled “Termination Under Transition and Succession Agreements (Change in Control),” beginning on page 54 of this Amendment.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), restricts the deductibility for federal income tax purposes of the compensation paid to the CEO and each of the other NEOs who was an executive officer at the end of the applicable fiscal year (other than our Chief Financial Officer) for such fiscal year to the extent that such compensation for such executive exceeds one million dollars and does not qualify as “qualified performance-based compensation” as defined under Section 162(m) of the Code. The Compensation Committee considers available opportunities to deduct compensation paid to NEOs for U.S. federal income tax purposes. The Compensation Committee, however, reserves the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention, or recognize and reward desired performance.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Mylan Board that the CD&A be included in this Amendment.

Respectfully submitted,

Wendy Cameron

Neil Dimick, C.P.A.

Mark W. Parrish

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2016, 2015, and 2014.

Name and Principal Position	Fiscal Year	Salary ($)(3)	Bonus ($)(4)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compen-sation ($)(7)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)
Heather Bresch Chief Executive Officer	2016	1,300,000	—	7,436,421	1,560,009	2,276,625	506,765	696,873	13,776,693
	2015	1,330,769	—	5,200,046	1,300,007	3,900,000	768,216	6,432,030	18,931,068
	2014	1,180,769	—	4,800,007	14,401,997	3,259,800	1,546,776	633,477	25,822,826
Kenneth S. Parks Chief Financial Officer	2016	346,154	375,000	2,766,841	300,000	700,500	—	18,498	4,506,993
Rajiv Malik President	2016	1,000,000	—	4,319,120	900,014	1,459,375	616,520	390,518	8,685,547
	2015	1,019,231	—	3,200,041	800,017	2,500,000	970,676	11,411,770	19,901,735
	2014	890,385	—	2,520,003	11,946,006	1,874,385	649,051	7,284,822	25,164,652
Anthony Mauro Chief Commercial Officer	2016	700,000	—	2,213,881	490,013	939,838	—	234,603	4,578,335
	2015	634,615		1,250,036	312,517	1,437,500	—	1,216,500	4,851,168
	2014	545,192	—	879,983	2,577,505	996,050	—	240,881	5,239,611
John D. Sheehan Former Executive Vice President and Chief Financial Officer(1)	2016	715,381	—	—	—	—	278,765	167,841	1,161,987
	2015	675,000	—	1,560,074	390,008	1,300,000	355,679	1,235,718	5,516,479
	2014	650,000	—	1,300,011	2,682,497	1,177,150	341,795	177,821	6,329,274
Robert J. Coury Chairman(2)	2016	1,627,001	20,000,000	50,805,142	1,485,001	947,398	—	22,736,073	97,600,615
	2015	1,401,923	—	4,860,067	1,215,004	3,375,000	1,606,533	5,242,131	17,700,658
	2014	1,350,000	—	4,320,005	10,510,001	3,056,063	2,404,435	883,086	22,523,590

(1)	Mr. Sheehan departed from Mylan effective April 1, 2016.

(2)

On June 24, 2016, the Mylan Board approved the transition of Mr. Coury from Executive Chairman of the Mylan Board to the role of Chairman as a Non-Employee Director, as described in the sections above entitled “Mr. Coury’s Transition to Non-Executive Chairman Role” and “Chairman Transition,” beginning on pages 21 and 32, respectively, of this Amendment.

(3)

Represents the value of the base salary actually paid to the NEO in 2016, 2015, or 2014, except that Mr. Sheehan’s amount for 2016 also includes Mr. Sheehan’s consulting payment for three fiscal quarters (total of $487,500) and payment in lieu of accrued vacation ($65,381) and Mr. Coury’s amount for 2016 also includes Mr. Coury’s retainer as Chairman as a Non-Employee Director for two fiscal quarters (total of $900,000) and payment in lieu of accrued vacation ($77,963). The annual base salary approved by the Compensation Committee for each of the NEOs is payable in accordance with the Company’s normal payroll practices for its senior executives, so that an NEO’s total base salary amount is paid to him or her in 26 equal bi-weekly installments. 2015 included an additional payment date (a total of 27 payments were made in 2015), therefore the amounts shown for 2015 are greater than the applicable NEO’s annual base salary.

(4)

For Mr. Parks, represents the value of his sign-on bonus, which is subject to full or partial repayment in the event Mr. Parks leaves Mylan prior to the third anniversary of his joining Mylan. For Mr. Coury, represents the value of his performance incentive opportunity, which was granted in 2014 and fully earned in 2016.

(5)

Represents the grant date fair value of the stock awards granted to the NEO in 2016, 2015, or 2014, as applicable. The grant date fair value of PRSUs, for 2016, is based on the target value and is as follows: Ms. Bresch ($4,680,025), Mr. Parks ($900,022), Mr. Malik ($2,700,040), Mr. Mauro ($1,470,044), and Mr. Coury ($4,455,014). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs, for 2016, would have been as follows: Ms. Bresch ($7,020,038), Mr. Parks ($1,350,057), Mr. Malik ($4,050,059), Mr. Mauro ($2,205,089), and Mr. Coury ($6,682,545). For Mr. Parks, the amount shown for 2016 also includes the grant date fair value of PRSUs granted to him under the One-Time Special Performance-Based Incentive Program, which was $1,566,811, which assumes achievement of performance targets at maximum level. For Mr. Coury, the amount shown for 2016 includes the grant date fair value of his one-time five-year Chairman’s grant ($43,560,000), 75% of which will generally vest on the third anniversary following the 2016 AGM and the remaining 25% will generally vest on the fifth anniversary following the 2016 AGM, in each case, generally subject to Mr. Coury’s continued service as Chairman as a Non-Employee Director on such dates. For information regarding assumptions used in determining the expense of such awards, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(6)

Represents the grant date fair value of the option awards granted to the NEO in 2016, 2015, or 2014, as applicable. For information regarding assumptions used in determining the expense of such awards, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing. For 2014, also includes the grant date fair value of stock appreciation rights (“SARs”) granted under the One-Time Special Performance-Based Incentive Program, which were as follows: $13,202,000 for Ms. Bresch; $11,316,000 for Mr. Malik; $2,357,500 for Messrs. Mauro and Sheehan; and $9,430,000 for Mr. Coury.

(7)

Represents amounts paid under the Company’s non-equity incentive compensation plan. For a discussion of this plan, see the CD&A set forth above. Mr. Sheehan did not receive an award under the Company’s non-equity incentive compensation plan for 2016 as a result of his announced departure. In the case of Mr. Coury, due to his transition to Chairman as a Non-Employee Director, his amount was pro-rated to reflect the portion of 2016 during which he was an employee of Mylan.

(8)

Represents the aggregate change in present value of the applicable NEO’s accumulated benefit under his or her respective RBA. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2016 financial statements. In 2016, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of approximately $340,000 for Ms. Bresch, approximately $112,000 for Mr. Malik, and approximately $36,000 for Mr. Sheehan. For further information concerning the RBAs, see the Pension Benefits for 2016 Table set forth below and the section below entitled “Retirement Benefit Agreements,” beginning on page 50 of this Amendment.

(9)	Amounts shown in this column are detailed in the following chart:

	Fiscal Year	Use of Company- Provided Automobile ($)(a)	Personal Use of Company Aircraft ($)(b)	Lodging Reimbursement ($)(c)	Expatriate Benefits ($)(d)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(e)	Restoration Plan Contribution ($)(f)	Transaction- Related Excise Tax Reimbursement ($)(g)	Transition Related Benefits ($)(h)	Other ($)(i)
Heather Bresch	2016	20,507	184,020	—	—	29,419	302,790	—	—	160,137
	2015	19,200	310,312	—	—	28,792	218,454	5,828,995	—	26,277
	2014	19,200	319,050	—	—	27,280	224,054	—	—	43,893
Kenneth S. Parks	2016	10,944	—	—	—	6,908	—	—	—	646
Rajiv Malik	2016	30,725	80,295	—	247,421	10,600	—	—	—	21,477
	2015	23,392	29,557	50,000	6,333,891	—	—	4,859,071	—	115,859
	2014	29,992	32,234	50,000	7,076,038	—	—	—	—	96,558
Anthony Mauro	2016	19,200	608	—	—	28,335	170,589	—	—	15,871
	2015	19,200	—	—	—	28,800	131,918	1,020,722	—	15,860
	2014	19,200	—	—	77,267	28,250	106,222	—	—	9,942
John D. Sheehan	2016	4,800	—	—	—	29,150	111,101	—	—	22,790
	2015	19,200	4,506	—	—	28,800	100,100	1,069,057	—	14,055
	2014	19,200	—	—	—	28,250	114,100	—	—	16,271
Robert J. Coury	2016	34,577	—	—	—	29,150	293,509	—	22,292,238	86,599
	2015	38,931	605,255	—	—	28,800	265,300	4,272,289	—	31,556
	2014	40,114	498,636	—	—	28,250	301,088	—	—	14,998

(a)

In the case of Ms. Bresch and Messrs. Parks, Mauro, and Sheehan, these numbers represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Messrs. Malik and Coury, this number represents the cost of a vehicle (based on lease value), insurance, and ancillary expenses associated with such vehicle.

(b)

Amounts disclosed represent the actual aggregate incremental costs incurred by Mylan associated with the personal use of the Company’s aircraft. Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees, and other trip-related variable costs. Because the aircrafts are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs, and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated. Mr. Coury fully reimbursed Mylan for any such incremental cost associated with his use of the aircraft in 2016.

(c)	Beginning in 2016, Mr. Malik was no longer eligible to receive a housing allowance or home leave benefit, both of which he received in prior years.

(d)

Expatriate benefits for Mr. Malik represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally has responsibility for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. Beginning in 2016, Mr. Malik no longer receives a tax equalization benefit in respect of his long-term incentive awards. Amounts shown for 2016, 2015, and 2014 for Mr. Malik are net of Mylan’s estimated tax refunds for each year. Estimated refunds were approximately $0.2 million for 2016, $1.1 million for 2015, and $1.5 million for 2014. Expatriate benefits for Mr. Mauro represent income taxes paid by the Company in connection with certain long-term incentive awards held by Mr. Mauro relating to a period when he provided services in Canada.

(e)

In 2016, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik, Mauro, Sheehan, and Coury, a matched contribution of $10,869, $6,908, $10,600, $9,785, $10,600, and $10,600, respectively, and, for Ms. Bresch and Messrs. Mauro, Sheehan, and Coury, a profit sharing contribution from the Company of $18,550. In 2015, amounts disclosed for Ms. Bresch included a matched contribution of $10,592, and a profit sharing contribution from the Company of $18,200. In 2015, such amounts for each of Messrs. Mauro, Sheehan, and Coury were $10,600 and $18,200, respectively. In 2014, amounts disclosed for Ms. Bresch included the total of a $17,850 matched contribution and a $9,430 Company profit sharing contribution, and for each of Messrs. Mauro, Sheehan, and Coury such amounts were $17,850 and $10,400, respectively. Mr. Malik became eligible to participate in Mylan’s U.S. retirement plans in 2016.

(f)

Represents profit sharing contribution under the Restoration Plan. Ms. Bresch and Messrs. Sheehan and Coury are no longer eligible to receive matching contributions under the Restoration Plan. Although he became eligible to participate in Mylan’s U.S. retirement plans in 2016, Mr. Malik is not eligible to receive matching contributions under the Restoration Plan. See page 50 of this Amendment for further information regarding Restoration Plan contributions.

(g)

Represents the one-time tax reimbursement payment with respect to the excise tax under Section 4985 of the Code that was imposed in connection with the EPD Transaction on the value of certain long-term incentive awards held by the directors and NEOs. Such payment ensured that, on a net after-tax basis, the NEO would be in the same position as if such excise tax had not been imposed. See the Proxy Statement for Mylan’s 2016 Annual Meeting of Shareholders for further discussion of the excise tax imposed in connection with the EPD Transaction and this one-time payment.

(h)

For Mr. Coury, these amounts are included in the table above entitled “Chairman Payments and Benefits in Connection with Transition” on page 34 of this Amendment, and represent the value of his deferred separation payments (an amount equal to three times his “annual cash compensation” (defined as the sum of Mr. Coury’s base salary as in effect on December 31, 2011, plus the higher of (i) the average annual bonus awarded to Mr. Coury with respect to 2009, 2010, and 2011 or (ii) Mr. Coury’s 2011 target bonus, $17,443,750) and continued health and other benefits and certain aircraft usage for three years following termination of employment ($265,196 and $4,583,292, respectively), each of which were previously vested and disclosed and became payable in connection with his transition to Chairman as a Non-Employee Director.

(i)

Represents events and memberships for all NEOs other than Mr. Parks; life insurance retention plan premium for Ms. Bresch and Mr. Mauro; long-term disability premiums; out-of-pocket medical for Mr. Coury; a health insurance premium for Mr. Malik; employee contributions to the Provident Fund, a statutory plan in India, for Mr. Malik; matching of certain charitable contributions for Ms. Bresch and Messrs. Malik, Mauro, and Coury; certain personal security services for Ms. Bresch and Mr. Coury, which for 2016, totaled $104,965 and $41,687, respectively; tax preparation services related to U.K. tax returns for all NEOs other than Mr. Parks; executive physicals for Ms. Bresch and Mr. Sheehan in 2014; and the value ($19,307) of continued health benefits that Mr. Sheehan received in 2016 in connection with his departure from the Company.

Grants of Plan-Based Awards for 2016

The following table summarizes grants of plan-based awards made to each NEO during 2016.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payments Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name(1)	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Heather Bresch			975,000	1,950,000	3,900,000	—	—	—	—	—	—	—
	2/17/2016	2/4/2016	—	—	—	50,573	101,146	151,719	—	—	—	4,680,025
	2/17/2016	2/4/2016	—	—	—	—	—	—	59,572	—	—	2,756,396
	2/17/2016	2/4/2016	—	—	—	—	—	—	—	86,957	46.27	1,560,009
Kenneth S. Parks			300,000	600,000	1,200,000	—	—	—	—	—	—	—
	6/6/2016	4/26/2016	—	—	—	9,674	19,347	29,021	—	—	—	900,022
	10/25/2016	10/25/2016	—	—	—	20,254	40,507	—	—	—	—	1,566,811
	6/6/2016	4/26/2016	—	—	—	—	—	—	6,449	—	—	300,007
	6/6/2016	4/26/2016	—	—	—	—	—	—	—	16,549	46.52	300,000
Rajiv Malik			625,000	1,250,000	2,500,000	—	—	—	—	—	—	—
	2/17/2016	2/4/2016	—	—	—	29,177	58,354	87,531	—	—	—	2,700,040
	2/17/2016	2/4/2016	—	—	—	—	—	—	34,992	—	—	1,619,080
	2/17/2016	2/4/2016	—	—	—	—	—	—	—	50,168	46.27	900,014
Anthony Mauro			402,500	805,000	1,610,000	—	—	—	—	—	—	—
	2/17/2016	2/4/2016	—	—	—	15,886	31,771	47,657	—	—	—	1,470,044
	2/17/2016	2/4/2016	—	—	—	—	—	—	16,076	—	—	743,837
	2/17/2016	2/4/2016	—	—	—	—	—	—	—	27,314	46.27	490,013
Robert J. Coury			843,750	1,687,500	3,375,000	—	—	—	—	—	—	—
	2/17/2016	2/4/2016	—	—	—	48,142	96,283	144,425	—	—	—	4,455,014
	2/17/2016	2/4/2016	—	—	—	—	—	—	60,301	—	—	2,790,127
	6/24/2016	6/3/2016	—	—	—	—	—	—	1,000,000	—	—	43,560,000
	2/17/2016	2/4/2016	—	—	—	—	—	—	—	82,776	46.27	1,485,001

(1)	As a result of his announced departure from the Company, Mr. Sheehan did not receive any grants of plan-based awards in 2016.

(2)	The performance goals under the annual incentive compensation program applicable to the NEOs during 2016 are described above in the CD&A.

(3)

Represents the grant of PRSUs awarded under the Amended 2003 Plan. For Mr. Parks, the PRSUs granted on October 25, 2016 were granted under the One-Time Special Performance-Based Incentive Program. The vesting terms applicable to these awards are described above in the CD&A and below in the footnotes to the Outstanding Equity Awards at the End of 2016 Table.

(4)

Represents the grant of RSUs awarded under the Amended 2003 Plan. For Mr. Coury, the RSUs granted on June 24, 2016 consist of his one-time Chairman award, which is described in the section above entitled “Chairman Transition” beginning on page 32 of this Amendment. The vesting terms applicable to these awards are described below in the footnotes to the Outstanding Equity Awards at the End of 2016 Table.

(5)

Represents the grant of ten-year stock options awarded under the Amended 2003 Plan. Stock options were granted with an exercise price equal to the closing price of the Company’s ordinary shares on the date of grant. The vesting terms applicable to these awards are described below in the footnotes to the Outstanding Equity Awards at the End of 2016 Table.

(6)

Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2016

The following table sets forth information concerning all of the outstanding long-term incentive awards held by each NEO as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Heather Bresch	14,196	—	21.13	3/3/2020	—	—	—		—
	4,413	—	22.66	3/2/2021	—	—	—		—
	4,266	—	23.44	2/22/2022	—	—	—		—
	3,236	—	30.90	3/6/2023	—	—	—		—
	43,668	21,834	55.84	3/5/2024	—	—	—		—
	22,553	45,106	50.66	11/17/2025	—	—	—		—
	—	86,957	46.27	2/17/2026	—	—	—		—
	—	—	—	—	—	—	378,071	(4)	14,423,409
	—	—	—	—	17,108	652,670	76,984	(5)	2,936,940
	—	—	—	—	59,572	2,272,672	101,146	(5)	3,858,720
Kenneth S. Parks	—	16,549	46.52	6/6/2026	—	—	—		—
	—	—	—	—	—	—	40,507	(4)	1,545,342
	—	—	—	—	6,449	246,029	19,347	(5)	738,088
Rajiv Malik	22,926	11,463	55.84	3/5/2024	—	—	—		—
	13,879	27,758	50.66	11/17/2025	—	—	—		—
	—	50,168	46.27	2/17/2026	—	—	—		—
	—	—	—	—	—	—	324,061	(4)	12,362,927
	—	—	—	—	10,528	401,643	47,375	(5)	1,807,356
	—	—	—	—	34,992	1,334,945	58,354	(5)	2,226,205
Anthony Mauro	4,757	—	22.66	3/2/2021	—	—	—		—
	4,266	—	23.44	2/22/2022	—	—	—		—
	3,236	—	30.90	3/6/2023	—	—	—		—
	8,006	4,003	55.84	3/5/2024	—	—	—		—
	5,422	10,843	50.66	11/17/2025	—	—	—		—
	—	27,314	46.27	2/17/2026	—	—	—		—
	—	—	—	—	—	—	67,512	(4)	2,575,583
	—	—	—	—	4,112	156,873	18,506	(5)	706,004
	—	—	—	—	16,076	613,299	31,771	(5)	1,212,064
John D. Sheehan	17,740	—	55.84	3/5/2024	—	—	—		—
	20,298	—	50.66	11/17/2025	—	—	—		—
Robert J. Coury	14,196	—	21.13	3/3/2020	—	—	—		—
	4,413	—	22.66	3/2/2021	—	—	—		—
	4,266	—	23.44	2/22/2022	—	—	—		—
	3,236	—	30.90	3/6/2023	—	—	—		—
	58,952	—	55.84	3/5/2024	—	—	—		—
	63,235	—	50.66	11/17/2025	—	—	—		—
	82,776	—	46.27	2/17/2026
	—	—	—	—	—	—	270,051	(4)	10,302,446
	—	—	—	—	1,000,000	38,150,000	—		—

(1)

Vesting dates applicable to unvested stock options are as follows, in each case generally subject to continued employment with Mylan: on March 5, 2017, the unvested options at the $55.84 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested; on March 4, 2017, one-half of the unvested options at the $50.66 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested, and the remaining options will vest on March 4, 2018; on February 17, 2017, one-third of the unvested options at the $46.27 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested and one-third of the unvested options at the $46.52 exercise price for Mr. Parks vested, and, in each case, the remaining options will vest 50% on each of February 17, 2018 and 2019. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards). In the case of options granted in 2013, 2014, 2015, or 2016 to Ms. Bresch, and in 2014, 2015, or 2016 to Mr. Malik, following termination of employment without “cause” or resignation for “good reason” as defined in the applicable employment agreement, 100% of options become vested and vested options will remain exercisable for one year following termination.

(2)

One-half of Ms. Bresch’s 17,108 RSUs, Mr. Malik’s 10,528 RSUs, and Mr. Mauro’s 4,112 RSUs vested on March 4, 2017, and the remainder will vest on March 4, 2018. All of the other RSUs in the column for Ms. Bresch and Messrs. Parks, Malik, and Mauro vested one-third on February 17, 2017, and the remaining such RSUs will vest 50% on each of February 17, 2018 and 2019. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double trigger awards) or upon the executive’s death or disability. In the case of awards granted to Ms. Bresch and Mr. Malik the awards would also vest upon the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement. In the case of Mr. Coury, represents his one-time five-year Chairman’s award, which is scheduled to vest 75% on the third anniversary following the 2016 AGM and 25% on the fifth anniversary following the 2016 AGM, except that the award would also vest upon the termination of Mr. Coury’s service as Chairman as a Non-Employee Director due to his death or disability or without “cause” or his resignation for “good reason” as defined in the letter agreement relating to Mr. Coury’s transition.

(3)

The market value of restricted ordinary shares, RSUs, and PRSUs was calculated using the closing price of the Company’s ordinary shares as of December 31, 2016. In the case of Mr. Coury, the value includes his one-time five-year Chairman’s award.

(4)

These awards consist of restricted ordinary shares under the One-Time Special Performance-Based Incentive Program. The restricted ordinary shares remain subject to forfeiture and additional vesting conditions, including achievement of adjusted EPS of $6.00 for full vesting and continued service through December 31, 2018, and the other terms and conditions of the program. The One-Time Special Performance-Based Incentive Program is described in detail in the Form 10-K/A for Mylan Inc.’s fiscal year ending December 31, 2014. In accordance with their terms, the restricted ordinary shares would vest upon a change in control. In the case of awards granted to Ms. Bresch and Mr. Malik, the restricted ordinary shares would also vest upon the executive’s termination due to death or disability or without “cause” or resignation for “good reason” as defined in the applicable employment agreement, subject to the achievement of the applicable performance goals, except that, if such termination or resignation occurred prior to January 1, 2017, only a pro-rated portion of the restricted ordinary shares would have vested. In the case of awards granted to Mr. Coury, the restricted ordinary shares would also vest upon the involuntary termination of his service as Chairman as a Non-Employee Director due to death or disability or without “cause” or his resignation for “good reason” as defined in the letter agreement relating to Mr. Coury’s transition.

(5)

The vesting of these PRSUs is subject to the attainment of performance goals. On March 4, 2018, Ms. Bresch is expected to vest in PRSUs relating to 76,984 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 47,375 ordinary shares, and Mr. Mauro is expected to vest in PRSUs relating to 18,506 ordinary shares. On February 17, 2019, Ms. Bresch is expected to vest in PRSUs relating to 101,146 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 19,347 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 58,354 ordinary shares, and Mr. Mauro is expected to vest in PRSUs relating to 31,771 ordinary shares. The PRSUs are expected to vest upon the earliest to occur of (i) March 4,

2018 or February 17, 2019, as applicable, provided that the performance goals have been satisfied, (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following the change in control, (iii) the executive’s death or disability, and (iv) in the case of awards granted to Ms. Bresch and Mr. Malik, the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement. Any outstanding ordinary shares subject to the award that remain unvested as of March 4, 2018 or February 17, 2019, as applicable, will be forfeited.

Option Exercises and Stock Vested for 2016

The option awards and ordinary share awards reflected in the table below were exercised or became vested for the NEOs during 2016. In the case of Mr. Coury, a portion of the vested ordinary share awards reflected below were included in the table above entitled “Chairman Payments and Benefits in Connection with Transition” on page 34 of this Amendment.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Heather Bresch	—	—	8,554	383,048
Kenneth S. Parks	—	—	—	—
Rajiv Malik	—	—	5,264	235,722
Anthony Mauro	—	—	2,057	92,112
John D. Sheehan	20,741	451,614	2,567	114,950
Robert J. Coury(1)	—	—	252,519	11,009,482

(1)

Since he was retirement eligible at the time of his transition to Chairman as a Non-Employee Director, Mr. Coury was eligible for accelerated vesting of his outstanding RSUs and PRSUs in accordance with the terms of his award agreements. The value of those accelerated awards was $10,651,465 on June 24, 2016, the time at which such awards became vested, and $9,098,738 on December 28, 2016, the time at which such awards were settled.

Pension Benefits for 2016

The following table summarizes the benefits accrued by the NEOs as of December 31, 2016 under the RBA (or Executive Plan, in the case of Mr. Malik) in effect with the NEOs during 2016. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Heather Bresch	Retirement Benefit Agreement	12	6,933,326	—
Kenneth S. Parks	N/A	N/A	N/A	N/A
Rajiv Malik	The Executive Plan for Rajiv Malik(3)	N/A	308,496	—
Rajiv Malik	Retirement Benefit Agreement	10	4,301,387	—
Anthony Mauro	N/A	N/A	N/A	N/A
John D. Sheehan	Retirement Benefit Agreement	6	—	1,492,196
Robert J. Coury	Retirement Benefit Agreement	15	—	50,437,336	(4)

(1)	Messrs. Parks and Mauro are not party to an RBA.
(2)	See page 43 of this Amendment for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.

(4)

This amount, which reflects the distribution Mr. Coury received under his RBA in connection with his transition to Chairman as a Non-Employee Director, is included in the table above entitled “Chairman Payments and Benefits in Connection with Transition” on page 34 of this Amendment.

Nonqualified Deferred Compensation

The following table sets forth information relating to the Restoration Plan for 2016. There was no NEO participation in the Mylan Executive Income Deferral Plan in 2016.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at FYE ($)
Heather Bresch	2,552,723	—	302,790	166,839	—		3,022,352
Kenneth S. Parks	N/A	N/A	N/A	N/A	N/A		N/A
Rajiv Malik	N/A	N/A	N/A	N/A	N/A		N/A
Anthony Mauro	996,720	74,992	170,589	96,125	—		1,338,426
John D. Sheehan	1,345,163	—	111,101	84,631	1,540,895		—
Robert J. Coury	4,493,138	—	293,509	425,661	5,212,308	(2)	—

(1)

These amounts include earnings (losses), dividends, and interest provided on account balances, including the change in value of the underlying investments in which our NEOs are deemed to be invested. These amounts are not reported in the Summary Compensation Table.

(2)

This amount reflects the distribution Mr. Coury received from the Restoration Plan in accordance with the terms of the Restoration Plan in connection with his transition to Chairman as a Non-Employee Director, and is included in the table above entitled “Chairman Payments and Benefits in Connection with Transition” on page 34 of this Amendment.

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

Ms. Bresch and Mr. Malik are no longer eligible to receive matching contributions under the Restoration Plan because they are party to RBAs with Mylan. In connection with his cessation of employment, Mr. Coury received the vested balance under his Restoration Plan account in accordance with the terms of the Restoration Plan, as described above in the section entitled “Chairman Transition” beginning on page 32 of this Amendment. As a Non-Employee Director, Mr. Coury is no longer eligible to participate in the Restoration Plan.

Retirement Benefit Agreements

In December 2004, Mylan entered into an RBA with Mr. Coury, which has been modified from time to time. In connection with his cessation of employment, Mr. Coury received the vested balance under his RBA in accordance with its terms, as described above in the section entitled “Chairman Transition” beginning on page 32 of this Amendment. Additionally, Mylan entered into RBAs with Ms. Bresch and Mr. Malik in August 2009 and Mr. Sheehan in February 2011. As a result of his departure, Mr. Sheehan’s accumulated, vested benefit under his RBA was distributed to him in accordance with its terms. Since Mr. Sheehan completed his sixth year of service with Mylan on April 1, 2016, he was 60% vested in his RBA benefit at the time of his departure. The information below is based upon the RBAs in effect on December 31, 2016.

Pursuant to the RBAs of Ms. Bresch and Mr. Malik, upon retirement following completion of ten or more years of service, each executive would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 20% and 15%, respectively, of the sum of their base salary and target annual bonus on the date of retirement, for a period of 15 years, discounted to the executive’s current age from age 55 (“retirement benefit”). Having completed at least ten years of continuous service as an executive, Ms. Bresch and Mr. Malik are each 100% vested in their retirement benefit under the RBAs.

Each of the RBAs provide that the executive is prohibited for one year following termination from engaging in activities that are competitive with the Company’s activities, provided that this provision will have no effect if, after the occurrence of a change in control, Mylan refuses, fails to make, or disputes any payments to be made to the executive under the RBA, whether or not the executive actually receives payments under the RBA.

Each of the RBAs provide that during the five-year period following termination, except for any termination occurring following a change in control, Mylan may request that the executive provide consulting services for the Company, which services will be reasonable in scope, duration, and frequency, and not to exceed 20 hours per month. The hourly rate for such consulting services will be determined by the parties at the time, but may not be less than $500 per hour, payable monthly. The executive would also be entitled to reimbursement of all out-of-pocket expenses incurred in the course of providing these services.

Information concerning the estimated value of benefits under Ms. Bresch’s and Mr. Malik’s RBAs assuming retirement as of December 31, 2016 is in the section below entitled “Potential Payments Upon Termination or Change in Control,” beginning on page 52 of this Amendment.

In 2007, Mylan established a nonqualified deferred compensation plan for Mr. Malik, who was then living outside the United States and therefore unable to participate in Mylan’s 401(k) plan. Although Mylan no longer contributes to the account, the plan account will be distributed to Mr. Malik upon termination of the plan, the termination of Mr. Malik’s employment, or other qualifying distribution events, such as his retirement, disability, or death.

Service Agreements

Prior to his transition to Chairman as a Non-Employee Director, Mr. Coury’s employment with Mylan was governed by the terms of an Executive Employment Agreement, effective January 1, 2014. In connection with his transition to Chairman as a Non-Employee Director, Mr. Coury entered into a letter agreement with Mylan governing the terms of his service as Chairman. For more information on such terms, see the sections above entitled “Mr. Coury’s Transition to Non-Executive Chairman Role” and “Chairman’s Transition and Other NEO Developments,” beginning on pages 21 and 32, respectively, of this Amendment. Mylan was party to employment agreements with each of the other NEOs in 2016. The information below is based on the employment agreements in effect as of December 31, 2016 or, in the case of Mr. Sheehan, on the date of, Mr. Sheehan’s departure from Mylan. For a further description of the employment agreements with Messrs. Parks and Mauro, see, respectively, “Appointment of Chief Financial Officer” and “Promotion of President, North America, and Extension of Executive Employment Agreement” on pages 36 and 37 of this Amendment.

Mylan entered into amended and restated employment agreements with Ms. Bresch and Mr. Malik in February 2014, effective January 1, 2014 (through December 31, 2018, unless earlier terminated or extended in accordance with its terms), entered into an employment agreement with Mr. Parks in April 2016, effective June 6, 2016, and entered into an amended and restated employment agreement with Mr. Mauro in October 2011, effective January 1, 2012, which was further amended on April 10, 2015 and January 8, 2016, as described above. Each of these agreements provides for the payment of a minimum base salary as of December 31, 2016 of $1,300,000, $600,000, $1,000,000, and $700,000, with respect to Ms. Bresch and Messrs. Parks, Malik, and Mauro, respectively, subject to reduction only in the event of similar decreases among Mylan’s executives. Each employment agreement also provides for the executive’s eligibility to receive fringe benefits of employment as are customarily provided to senior executives of Mylan. Prior to his departure from the Company, Mr. Sheehan’s amended and restated employment agreement, entered into in July 2013, provided for the payment of a minimum base salary of $650,000 and that during the term of his employment he would be eligible to receive fringe benefits of employment as are customarily provided to senior executives of Mylan.

The agreements provide for a target bonus equal to 150%, 100%, 125%, and 115% of base salary with respect to Ms. Bresch and Messrs. Parks, Malik, and Mauro, respectively, and, prior to his departure from the Company, provided for a target bonus for Mr. Sheehan equal to 100% of his base salary. Each of Ms. Bresch and Messrs. Parks, Malik, Mauro, and Sheehan’s agreements also provide that throughout the term of the agreement and for a period of one year following the executive’s termination of employment for any reason, including, for Mr. Sheehan, as a result of his departure from Mylan, the executive may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.

For a description of the termination provisions under these agreements for Ms. Bresch and Messrs. Parks, Malik, and Mauro, please see immediately below, at “Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the termination and change in control-related provisions of the service agreements, RBAs, and Transition and Succession Agreements entered into between Mylan and the applicable NEO and in effect as of December 31, 2016, and termination of employment and change in control provisions under the Amended 2003 Plan. In the discussions that follow, all amounts payable upon termination or change in control that include the value of long-term incentive awards, include the value, if any, attributable to awards granted under the One-Time Special Performance-Based Incentive Program. In the case of Mr. Coury, the payments and benefits he received in connection with his transition to Chairman as a Non-Employee Director are described in the section above entitled “Chairman Transition” beginning on page 32 of this Amendment.

Termination Under Service Agreements

Ms. Bresch. Under Ms. Bresch’s employment agreement in effect as of December 31, 2016, if Ms. Bresch were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in her employment agreement in effect as of December 31, 2016), or if her employment had been terminated due to death or disability, in each case, prior to a change in control, she would have been entitled to a lump sum payment equal to two times her annual base salary, two years of health benefits at Mylan’s cost, and a pro rata bonus based upon the actual bonus she would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Ms. Bresch’s employment due to death or disability. Pursuant to the applicable individual award agreements, if Ms. Bresch’s employment had been terminated without cause or for good reason, all outstanding annual long-term incentive awards granted to Ms. Bresch would have fully vested and her awards granted under the One-Time Special Performance-Based Incentive Program would have vested pro rata, subject to achievement of the performance criteria. Pursuant to the terms of Ms. Bresch’s employment agreement in effect as of December 31, 2016, if the term of employment were not extended or renewed, she would have been entitled to the same payments and benefits as if she had been terminated without cause. If Mylan had offered to renew Ms. Bresch’s term of employment on substantially similar terms and conditions, and Ms. Bresch rejected such offer, she would have been entitled to a lump sum payment equal to twelve months’ continuation of base salary and health benefits at Mylan’s cost.

If Ms. Bresch’s employment had been terminated on December 31, 2016, by Mylan without cause or by Ms. Bresch for good reason prior to a change in control or because of Ms. Bresch’s death or disability, she would have been entitled to cash severance and other benefits under her employment agreement in effect as of December 31, 2016 and long-term incentive awards having an estimated aggregate value of $23,322,617.

Mr. Parks. Under Mr. Parks’ employment agreement as in effect on December 31, 2016, if Mr. Parks were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in his employment agreement in effect as of December 31, 2016), or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to his annual base salary, twelve months of health benefits at Mylan’s cost, plus a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Parks’ employment due to death or disability.

If Mr. Parks’ employment had been terminated on December 31, 2016, by Mylan without cause or by Mr. Parks for good reason prior to a change in control, he would have been entitled to cash severance and other benefits under his employment agreement in effect on such date having an estimated aggregate value of $1,546,529. If Mr. Parks’ employment with Mylan had been terminated on December 31, 2016, because of his death or disability, he would have been entitled to cash severance payments and other benefits under his employment agreement in effect on such date and long-term incentive awards having an aggregate value of $2,284,617.

Mr. Malik. Under Mr. Malik’s employment agreement in effect as of December 31, 2016, if Mr. Malik were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in his employment agreement in effect as of December 31, 2016), or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to one-and-one-half times his annual base salary, eighteen months of health benefits at Mylan’s cost, and a pro rata bonus based upon the actual bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Malik’s employment due to death or disability. Pursuant to the applicable individual award agreements, if Mr. Malik were to resign for good reason or be terminated by Mylan without cause, all outstanding annual long-term incentive awards granted to Mr. Malik would have fully vested and his awards granted under the One-Time Special Performance-Based Incentive Program would have vested pro rata, subject to achievement of the performance criteria. Pursuant to the terms of Mr. Malik’s employment agreement in effect as of December 31, 2016, if the terms of employment were not extended or renewed, he would have been entitled to the same payments and benefits as if he had been terminated without cause. If Mylan had offered to renew Mr. Malik’s term of employment on substantially similar terms and conditions, and Mr. Malik rejected such offer, he would have been entitled to a lump sum payment equal to twelve months continuation of base salary and health benefits at Mylan’s cost.

If Mr. Malik’s employment had been terminated on December 31, 2016, by Mylan without cause or by Mr. Malik for good reason prior to a change in control or because of Mr. Malik’s death or disability, he would have been entitled to cash severance and other benefits under his employment agreement in effect as of December 31, 2016 and long-term incentive awards having an estimated aggregate value of $16,202,321.

Mr. Mauro. Under Mr. Mauro’s employment agreement in effect on December 31, 2016, if Mr. Mauro were to be discharged by Mylan without “cause” (as defined in his employment agreement in effect on December 31, 2016) or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to his annual base salary, twelve months of health benefits at Mylan’s cost, and a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Mauro’s employment due to death or disability. If the term of employment in Mr. Mauro’s employment agreement in effect on December 31, 2016 was not extended or renewed, he would have been entitled to the same payments and benefits as if he had been terminated without cause.

If Mr. Mauro’s employment had been terminated on December 31, 2016, by Mylan without cause, he would have been entitled to cash severance and other benefits under his current employment agreement having an estimated aggregate value of $1,673,253. If Mr. Mauro’s employment with Mylan had been terminated on December 31, 2016, because of his death or disability, he would have been entitled to benefits under his current employment agreement and long-term incentive awards having an aggregate value of $4,361,493.

Mr. Coury. Under the letter agreement relating to Mr. Coury’s transition, if his service as Chairman as a Non-Employee Director had been involuntarily terminated or terminated due to Mr. Coury’s death or disability, he would have been entitled to receive the unpaid portion of his Chairman’s retainer through the fifth anniversary of the 2016 AGM and any unvested long-term incentive awards held by Mr. Coury would have vested. If Mr. Coury’s service as Chairman as a Non-Employee Director had been terminated on December 31, 2016, as described in the immediately preceding sentence he would have been entitled to receive cash and long-term incentive awards with an aggregate value equal to $56,552,446.

Retirement Benefit Agreements

If the employment of each of Ms. Bresch or Mr. Malik had been terminated for any reason on December 31, 2016, each of the executives would have been entitled to an estimated lump sum payment under their RBA equal to their vested balances of $6,933,326 and $4,301,387, respectively.

Termination Under Transition and Succession Agreements (Change in Control)

The Transition and Succession Agreements with Ms. Bresch and Messrs. Parks, Malik, and Mauro provide that if the executive’s employment is terminated other than for cause (including death or disability) or if the executive terminates his or her employment for good reason, in each case prior to a change in control under certain circumstances (such as in the event the termination arose in connection with the change in control) or within two years following the occurrence of a change in control, or, under certain circumstances, for any reason within 90 days following the first anniversary of a change in control, the executive would become entitled to receive a lump sum severance payment, equal to, in the case of Ms. Bresch and Messrs. Parks and Malik, the higher of (i) the compensation and benefits payable under his or her employment agreement as if the change in control were deemed to be a termination without cause under the employment agreement and (ii) a lump sum severance payment in an amount equal to three times the sum of base salary and highest bonus paid to the executive under the employment agreement or the Transition and Succession Agreement, or, in the case of Mr. Mauro, a lump sum severance payment in an amount equal to the greater of three times the sum of base salary and the higher cash bonus paid to Mr. Mauro by Mylan as reflected on Mr. Mauro’s W-2 in (a) the tax year immediately preceding the year in which the date of termination occurs or (b) the year in which the change in control occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of the executive’s termination due to death or disability. Each executive would additionally be entitled to continuation of health and insurance benefits for a period of three years. The Transition and Succession Agreements for each of Ms. Bresch and Messrs. Malik and Mauro also provide for a gross-up payment for any excise tax on “excess parachute payments.” Consistent with Mylan’s policy of not providing for gross-up payments in newly entered into agreements, Mr. Parks’ Transition and Succession Agreement instead contains a “best net” provision in the event he would receive any “excess parachute payments,” as described above.

If a change in control had occurred on December 31, 2016, and the employment of each of Ms. Bresch and Messrs. Parks, Malik, and Mauro had been terminated on such date under circumstances entitling them to payments under their Transition and Succession Agreements, the executives would have been entitled to cash severance and other benefits (which includes the vesting of long-term incentive awards and the valuation of other perquisites and are in addition to the retirement benefit which they would receive as described above) having an estimated aggregate value as follows: for Ms. Bresch, $42,539,459; for Mr. Parks, $7,499,523; for Mr. Malik, $30,639,769; and for Mr. Mauro, $12,997,706. Mr. Mauro would also have been entitled to a gross-up payment for excise taxes estimated at $4,856,426. Based on the assumptions above, Ms. Bresch and Mr. Malik would not have been subject to the 280G excise tax if a change in control had occurred on December 31, 2016, and therefore no value is attributable to their contractual gross-up obligation for purposes of this disclosure.

As described above, subsequent to the execution of the Transition and Succession Agreements with Ms. Bresch and Messrs. Malik and Mauro, Mylan adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross-up for golden parachute payments. For legal and other considerations, the Transition and Succession Agreements currently in effect and executed prior to the new policy are not subject to that policy. Mylan does not have the right to unilaterally abrogate pre-existing binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up provisions have been executed. Consistent with this commitment, the Transition and Succession Agreement with Mr. Parks does not contain an excise tax gross-up. In addition, several of the contracts with excise tax gross-ups have expired as executives have ceased service with Mylan (as was the case with the retirement of Harry A. Korman and departure of John Sheehan over the last several years).

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

Annual long-term incentive awards contain “double trigger” vesting provisions that provide for accelerated vesting only if (i) there has been a change in control and (ii) an involuntary termination without cause or a voluntary resignation for good reason occurs within two years following the change in control, unless otherwise specifically determined by the Compensation Committee.

A description of the material terms that apply to the long-term incentive awards held by the NEOs, including the awards granted under the One-Time Special Performance-Based Incentive Program, may be found in the footnotes to the Outstanding Equity Awards at the End of 2016 Table.

If a change in control and qualifying termination had occurred on December 31, 2016, the intrinsic value of vesting long-term incentive awards held by the NEOs would have equaled approximately: for Ms. Bresch, $24,144,410; for Mr. Parks, $2,529,459; for Mr. Malik, $18,133,077; for Mr. Mauro, $5,263,822; and for Mr. Coury, $48,452,446.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2016 (Ms. Cameron, Mr. Dimick, and Mr. Parrish) was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. During 2016, no executive officer of the Company served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Mylan Board.

Non-Employee Director Compensation for 2016

The following table sets forth information concerning the compensation earned by the Non-Employee Directors, other than Mr. Coury, for 2016. Directors who are employees of Mylan Inc. do not receive any consideration for their service on the Mylan Board. A discussion of the elements of Non-Employee Director compensation follows the table.

Name(1)	Fees Earned or Paid in Cash ($)	RSUs ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Wendy Cameron	132,000	165,045	50,017	—	347,062
Hon. Robert J. Cindrich	120,000	165,045	50,017	—	335,062
JoEllen Lyons Dillon	119,500	165,045	50,017	—	334,562
Neil Dimick	177,000	165,045	50,017	—	392,062
Melina Higgins	132,000	165,045	50,017	—	347,062
Douglas J. Leech	125,000	165,045	50,017	—	340,062
Joseph C. Maroon, M.D.	127,000	165,045	50,017	—	342,062
Mark W. Parrish	145,000	165,045	50,017	—	360,062
Rodney L. Piatt	212,000	165,045	50,017	—	427,062
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.	113,000	165,045	50,017	—	328,062

(1)

In the case of Mr. Coury, the amounts he received in connection with his service as a Non-Employee Director following his retirement as an executive officer and transition to Chairman are described in the Summary Compensation Table for 2016 above and the section entitled “Chairman Transition,” beginning on page 32 of this Amendment.

(2)

Represents the grant date fair value of the specific award granted to the Non-Employee Director. Option awards and RSU awards granted in 2016 vested on February 17, 2017. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing. The aggregate number of ordinary shares subject to stock options held by the Non-Employee Directors listed in the table as of December 31, 2016 were as follows: Ms. Cameron, 8,365; Judge Cindrich, 8,365; Ms. Dillon, 8,365; Mr. Dimick, 8,365; Ms. Higgins, 14,988; Mr. Leech, 8,365; Dr. Maroon, 8,365; Mr. Parrish, 8,365; Mr. Piatt, 84,916; and Dr. Vanderveen, 8,365. The number of unvested RSUs held by each of the Non-Employee Directors listed in the table, as of December 31, 2016, was 3,567. The number of ordinary shares subject to stock options and the number of unvested RSUs and restricted ordinary shares held by Mr. Coury as of December 31, 2016 are provided in the Outstanding Equity Awards at the End of 2016 Table on page 47 of this Amendment.

Non-Employee Directors, other than Mr. Coury, receive $100,000 per year in cash compensation for their service on the Mylan Board. Non-Employee Directors are also reimbursed for actual expenses relating to meeting attendance.

In addition, in 2016:

•	The Chair of the Audit Committee received an additional fee of $30,000 per year;

•	The Chair of the Compensation Committee received an additional fee of $25,000 per year;

•	The Chair of the Compliance Committee received an additional fee of $30,000 per year;

•	The Chair of the Finance Committee received an additional fee of $20,000 per year;

•	The Chair of the Governance and Nominating Committee received an additional fee of $10,000 per year;

•	The Chair of the Science and Technology Committee received an additional fee of $10,000 per year;

•	Each member of the Executive Committee who is a Non-Employee Director, other than Mr. Coury, received an additional fee of $30,000 per year;

•	Each member of the Audit Committee and Compensation Committee received an additional fee of $12,000 per year;

•	Each member of the Compliance Committee received an additional fee of $10,000 per year;

•	Each member of the Governance and Nominating Committee received an additional fee of $7,000 per year;

•	Each member of the Finance Committee and the Science and Technology Committee received an additional fee of $3,000 per year; and

•	Mr. Piatt, as the Lead Independent Director, received an additional fee of $60,000 per year.

Mr. Coury, as Chairman as a Non-Employee Director, does not receive the Non-Employee Director fees described above, and instead receives the Chairman’s retainer described in the section above entitled “Chairman Transition,” beginning on page 32 of this Amendment.

Non-Employee Directors are eligible to receive stock options or other grants under the Amended 2003 Plan. In February 2016, each Non-Employee Director, other than Mr. Coury, was granted an option to purchase 2,788 ordinary shares, at an exercise price of $46.27 per share, the closing price per share of the Company’s ordinary shares on the date of grant, which option vested on February 17, 2017, and 3,567 RSUs, which also vested on February 17, 2017. In lieu of the standard Non-Employee Director equity awards, Mr. Coury received the one-time Chairman grant, described above in the section entitled “Chairman Transition,” beginning on page 32 of this Amendment. Non-Employee Directors, including Mr. Coury, will also receive tax equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at board meetings in the United Kingdom.

Ordinary Share Ownership Requirements. The Mylan Board adopted ordinary share ownership requirements for Non-Employee Directors, requiring Non-Employee Directors to hold ordinary shares valued at three times their annual retainer as long as they remain on the Mylan Board. Each Non-Employee Director has five years from his or her initial election to the Mylan Board to achieve this requirement. The policy was adopted to demonstrate the alignment of Directors’ interests with shareholders for the duration of their service. As of December 31, 2016, all Non-Employee Directors satisfied this ownership requirement. If Mr. Vollebregt is elected to the Mylan Board at the 2017 AGM, he will be required to satisfy the ownership requirements by June 2022.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

Security Ownership of Directors, Nominees, and Executive Officers

The following table sets forth information regarding the beneficial ownership of ordinary shares of Mylan N.V. as of April 26, 2017 by (i) Mylan N.V.’s directors, nominees, and NEOs, and (ii) all directors, nominees, and executive officers of Mylan N.V. as a group (based on 535,946,383 ordinary shares of Mylan N.V. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person is also considered to beneficially own shares that he or she has the right to acquire within 60 days of April 26, 2017. To Mylan N.V.’s knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all of the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days	Percent of Class
Heather Bresch	842,927	(1)(6)	165,705	*
Wendy Cameron	70,579		8,365	*
Hon. Robert J. Cindrich	16,951		8,365	*
Robert J. Coury	1,466,279	(2)(6)	231,074	*
JoEllen Lyons Dillon	7,511		8,365	*
Neil Dimick	42,489		8,365	*
Melina Higgins	79,439	(3)	14,988	*
Douglas J. Leech	46,282		8,365	*
Rajiv Malik	824,855	(6)	78,870	*
Joseph C. Maroon, M.D.	25,603		8,365	*
Anthony Mauro	156,227	(4)(6)	44,217	*
Kenneth S. Parks	1,368		5,517	*
Mark W. Parrish	35,267		8,365	*
Rodney L. Piatt	39,960		84,916	*
John D. Sheehan, C.P.A.(5)	126,220		38,038	*
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.	39,689		8,365	*
Sjoerd S. Vollebregt(7)	0		0	*
All directors, nominees, and executive officers as a group (17 persons, including Mr. Gallagher but not including Mr. Sheehan(5))	3,695,426	(6)(8)	692,207	*

*	Less than 1%.

(1)	Includes 1,157 shares held in Ms. Bresch’s 401(k) account and 200,000 shares held in a grantor retained annuity trust of which Ms. Bresch is the sole trustee.

(2)	Includes 1,000,000 shares held in a grantor retained annuity trust of which Mr. Coury is the sole trustee.

(3)	Includes 74,000 shares held by Ms. Higgins’ spouse.

(4)	Includes 5,574 shares held in Mr. Mauro’s 401(k) account.

(5)	Mr. Sheehan departed from Mylan effective April 1, 2016.

(6)

Includes restricted ordinary shares issued on June 10, 2015 upon conversion of SARs pursuant to the terms of Mylan’s One-Time Special Performance-Based Incentive Program (as defined above) implemented in 2014. The restricted ordinary shares remain subject to forfeiture and additional vesting conditions, including achievement of adjusted EPS of $6.00 and continued service, and the other terms and conditions of the program.

(7)	Mr. Vollebregt is nominated for election to the Mylan Board for the first time in 2017.

(8)	Includes 6,731 shares held in the executive officers’ 401(k) accounts.

Security Ownership of Certain Beneficial Owners

The following table lists the names and addresses of the shareholders known to management to own beneficially more than five percent of the ordinary shares of Mylan N.V. as of April 26, 2017 (based on 535,946,383 ordinary shares of Mylan N.V. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Wellington Management Company LLP and affiliates, 280 Congress Street, Boston, MA 02210	45,207,406	(1)	8.4%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	39,714,103	(2)	7.4%
Vanguard Specialized Funds — Vanguard Heath Care Fund — 23-2439149, 100 Vanguard Blvd., Malvern, PA 19355	30,084,537	(3)	5.6%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	28,258,025	(4)	5.3%

(1)

Based on Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 9, 2017, Wellington Management Group LLP has sole voting power over 0 shares, shared voting power over 9,212,021 shares, sole dispositive power over 0 shares, and shared dispositive power over 45,207,406 shares; Wellington Group Holdings LLP has sole voting power over 0 shares, shared voting power over 9,212,021 shares, sole dispositive power over 0 shares, and shared dispositive power over 45,207,406 shares; Wellington Investment Advisors Holdings LLP has sole voting power over 0 shares, shared voting power over 9,212,021 shares, sole dispositive power over 0 shares, and shared dispositive power over 45,207,406 shares; and Wellington Management Company LLP has sole voting power over 0 shares, shared voting power over 7,160,105 shares, sole dispositive power over 0 shares, and shared dispositive power over 42,107,636 shares. Based on the Schedule 13G/A, the securities as to which the Schedule 13G/A was filed are owned of record by clients of one or more investment advisers identified therein directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except for Vanguard Health Care Fund.

(2)

Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 25, 2017, BlackRock, Inc. has sole voting power over 35,999,853 shares, shared voting power over 0 shares, sole dispositive power over 39,714,103 shares, and shared dispositive power over 0 shares.

(3)

Based on Schedule 13G filed by Vanguard Specialized Funds — Vanguard Health Care Fund — 23-2439149 on February 13, 2017, Vanguard Specialized Funds — Vanguard Health Care Fund — 23-2439149 has sole voting power over 30,084,537 shares, shared voting power over 0 shares, sole dispositive power over 0 shares, and shared dispositive power over 0 shares.

(4)

Based on Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2017, The Vanguard Group has sole voting power over 715,299 shares, shared voting power over 76,324 shares, sole dispositive power over 27,487,177 shares, and shared dispositive power over 770,848 shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The Mylan Board annually reviews certain relationships and related party transactions, with respect to directors, as part of its assessment of each director’s independence. Based on a review of the transactions between Mylan and its directors and executive officers, their immediate family members, and their affiliated entities, Mylan has determined that since the beginning of 2016, it was a party to the following transactions in which the amount involved exceeded $120,000 and in which any of Mylan’s directors, executive officers, or greater than five percent shareholders, or any of their immediate family members or affiliates, have or had a direct or indirect material interest:

As previously disclosed, Mylan has engaged Coury Financial Group, LP (“CFG”) and Coury Consulting, L.P. (“Coury Consulting”), the principals of which are brothers of Robert J. Coury, Chairman, to provide certain services to Mylan. CFG and Coury Consulting are in the business of providing strategic business consulting and corporate benefits advice and services, among others. Since approximately 1995, CFG and, in the past, other affiliated entities of CFG, have served as the broker in connection with several of the Company’s employee benefit programs. Effective January 1, 2015, Mylan’s arrangements with CFG provided for a fixed base fee of $37,500 per month to be paid by Mylan for a period of three years, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, CFG will continue to receive commissions directly from certain other benefit plan carriers, and in 2016 and early 2017, received payments totaling approximately $171,000 in commissions for these services directly from the insurance carriers (including payments for 2015 business paid in 2016). The parties are in the process of extending the existing agreement on substantially the same terms.

Since approximately 2000, Coury Consulting from time to time had been engaged to provide specialized consulting and advisory services to Mylan. Most recently, Mylan engaged Coury Consulting to provide consulting and advisory services with regard to Mylan’s Human Relations function as well as certain of Mylan’s benefits, health care, and non-executive compensation programs. Mylan’s agreement with Coury Consulting for 2015 included the possibility of a performance payment at the end of the term in Mylan’s discretion. In 2016, Mylan made a performance payment of $500,000 for that contract term based on, among other factors, significant work completed, increase in scope, exceptional performance, and results. Mylan renewed the agreement with Coury Consulting effective January 1, 2016 at a rate of $80,000 per month for 15 months. The renewed agreement did not provide for a performance payment. In May and June 2016, Mylan also reimbursed Coury Consulting for approximately $10,539 of travel expenses in accordance with this agreement. Mylan terminated the agreement with Coury Consulting effective October 1, 2016.

On February 27, 2015 the EPD Transaction was completed pursuant to which Mylan N.V. issued 110,000,000 ordinary shares (worth approximately $6.31 billion at the time) to various Abbott affiliates and pursuant to which Abbott became a holder of over five percent of Mylan N.V.’s outstanding ordinary shares. On March 24, 2017, Abbott reported that, as a result of a sale transaction on March 23, 2017, it was no longer a holder of over five percent of Mylan N.V.’s outstanding ordinary shares. As previously disclosed, at the closing of the EPD Transaction, Mylan, Abbott, and certain of their affiliates also entered into ancillary agreements providing for transition services, manufacturing relationships, and license arrangements. In addition to these ancillary agreements, from the beginning of 2016 to March 23, 2017, Abbott and Mylan have entered into or engaged in ordinary course, arm’s length transactions with each other. From January 1, 2016 to March 23, 2017, Mylan received inventory and services from Abbott pursuant to those ancillary agreements, and also received inventory and services pursuant to separate ordinary course, arm’s length transactions, totaling approximately $208 million (substantially all of which related to the ancillary agreements). During this time period, Mylan also provided inventory and services pursuant to those ancillary agreements to Abbott totaling approximately $67 million.

On April 3, 2015, Mylan entered into a call option agreement with Stichting Preferred Shares Mylan (a Dutch foundation (stichting)) (the “Foundation”) pursuant to which Mylan granted the Foundation a call option to acquire from time to time, at an exercise price of €0.01 per share, Mylan preferred shares up to a maximum number at any time equal to the total number of Mylan ordinary shares issued at such time. On July 23, 2015, in response to Teva Pharmaceutical Industries Ltd.’s unsolicited expression of interest in acquiring Mylan, the Foundation exercised its call option and acquired 488,388,431 Mylan preferred shares (which represented 100% of the class of Mylan preferred shares) pursuant to the terms of the call option agreement. Each Mylan ordinary share and preferred share is entitled to one vote on each matter properly brought before a general meeting of shareholders so that beginning on July 23, 2015, the Foundation was the beneficial owner of more than five percent of a class of Mylan’s voting securities and therefore a “related person” of Mylan. The Foundation is an independent entity with its own independent directors and advisers and is entitled to determine, in its sole discretion, subject to the limits set by its governing documents and applicable Dutch law, whether or not to exercise the call option and any resulting voting power. On September 19, 2015, the Foundation requested the redemption of the Mylan preferred shares issued on July 23, 2015 and holders of Mylan shares approved the redemption of the Mylan preferred shares on January 7, 2016 at an extraordinary general meeting. The redemption of the Mylan preferred shares became effective on March 17, 2016. The Foundation will continue to have the right to exercise its call option in the future consistent with its governing documents and applicable Dutch law.

Mr. Piatt, like each member of the Mylan Board, is party to an indemnification agreement with the Company. In accordance with such agreement, the Company made payments of approximately $590,000 in 2016 for written claims for repayment or advancement of expenses presented by Mr. Piatt related to the previously disclosed SEC investigation and anticipates making additional such payments of approximately $17,000 for legal fees and expenses incurred during early 2017. Mylan expects that Mr. Piatt will make additional written claims for repayment or advancement of expenses during the pendency of the SEC investigation and anticipates that it will make payments for any such claims.

In 2017, Mr. Sheehan, who was an executive officer of the Company from the beginning of 2016 until April 2016, received a $162,500 consulting payment from the Company for services during the first quarter of 2017, representing the last of four consulting payments payable in four equal installments on or around the end of each of the first four fiscal quarters following his separation date pursuant to the terms of the Retirement and Consulting Agreement he entered into with Mylan Inc. Mr. Sheehan also received approximately $6,506 in COBRA health and welfare benefits during the first fiscal quarter of 2017 in connection with this agreement. More information about this agreement and the payments thereunder is described in the section entitled “Departure of Former Chief Financial Officer” in the CD&A and the Summary Compensation Table beginning on pages 37 and 42, respectively.

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

Director Independence

The Mylan Board has determined that Ms. Cameron, Judge Cindrich, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Leech, Dr. Maroon, Mr. Parrish, Mr. Piatt, and Dr. Vanderveen are independent directors under the applicable NASDAQ listing standards. In making these determinations, the Mylan Board considered, with respect to Dr. Maroon’s independence, that his daughter has worked for Mylan during one or more of the past several years. With respect to Mr. Piatt’s independence, the Mylan Board considered that in 2016 and earlier years, Mylan paid minimal membership costs for several employees and sponsored events at a facility indirectly owned, in part, by Mr. Piatt. The Mylan Board also considered that Mr. Piatt is a prominent member of the Southpointe community, in which Mylan’s headquarters is located, and that he has, and has had in the past, ownership interests in certain properties in the Southpointe community; Mr. Piatt has also been involved in the development of Southpointe and in various routine matters related to the upkeep and maintenance of the neighborhood and associated utilities, as has Mylan. With regard to both Dr. Maroon and Mr. Piatt, the Mylan

Board determined that any such arrangements, transactions, or relationships do not interfere with the exercise of independent judgment by these directors in carrying out their responsibilities as a director of Mylan. Ms. Bresch and Mr. Malik are not independent directors due to their current service as Mylan’s CEO and President, respectively. Mr. Coury is not an independent director due to his employment by Mylan Inc. during the past three years, most recently as Executive Chairman until June 24, 2016. The Chairman of the Mylan Board is not independent within the meaning of best practice provision 2.1.8 of the Dutch Corporate Governance Code. All other non-executive directors of the Mylan Board are considered to be independent within the meaning of that best practice provision.

ITEM 14.	Principal Accounting Fees and Services

Deloitte served as Mylan’s independent registered public accounting firm during 2016 and 2015, and no relationship exists other than the usual relationship between independent registered public accounting firm and client. Details about the nature of the services provided by, and the fees the Company paid to, Deloitte and affiliated firms for such services during 2016 and 2015 are set forth below.

	In Millions
	2016	2015
Audit Fees(1)	$9.2	$8.5
Audit Related Fees(2)	0.6	0.5
Tax Fees(3)	0.1	0.1
All Other Fees(4)	—	0.1

Total Fees	$9.9	$9.2

(1)

Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements and the Dutch Annual Accounts, the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting, and disclosure matters.

(2)

Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including the audit of the Company’s employee benefit plans, comfort letters, certain SEC filings, and other agreed upon procedures.

(3)	Represents fees primarily related to tax return preparation, tax planning, and tax compliance support services.

(4)	Represents fees related primarily to advisory services.

Audit Committee Pre-Approval Policy

The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax, and other services that the independent registered public accounting firm may perform for the Company. Under the policy, the Audit Committee must pre-approve on an individual basis any requests for audit, audit-related, tax, and other services not covered by certain services that are pre-approved annually by the Audit Committee. The policy also prohibits the engagement of the independent registered public accounting firm for non-audit related financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all services prohibited by the Sarbanes-Oxley Act of 2002. All services performed by Deloitte during 2016 and 2015 were pre-approved by the Audit Committee in accordance with its policy.

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

Date: May 1, 2017	MYLAN N.V.

	By:	/s/ Kenneth S. Parks
Kenneth S. Parks Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Appendix A — Reconciliation of Non-GAAP Measures (Unaudited)

	Year Ended December 31,
(In millions, except per share amounts)	2016
U.S. GAAP net earnings attributable to Mylan N.V. and U.S. GAAP diluted earnings per share	$480.0	$0.92
Purchase accounting related amortization (primarily included in cost of sales)	1,412.3
Litigation settlements, net	638.5
Interest expense (primarily related to clean energy investment financing)	24.4
Accretion of contingent consideration liability and other fair value adjustments	75.4
Clean energy investments pre-tax loss	92.3
Acquisition related costs (primarily included in SG&A, other expense, net and interest expense)	335.3
Restructuring related costs	149.7
Other special items included in:
Cost of sales	44.6
Research and development expense	121.3
Selling, general and administrative expense	35.5
Other (income) expense, net	(18.5)
Tax effect of the above items and other income tax related items	(843.5)

Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS(a)	$2,547.3	$4.89

Weighted average diluted ordinary shares outstanding	520.5

(a)	Adjusted EPS for the year ended December 31, 2016 had a favorable foreign currency impact of $0.04 per ordinary share

Year Ended December 31,
2016
(In millions)
U.S. GAAP net cash provided by operating activities	$2,047.2
Add / (Deduct):
Payment of litigation settlements	68.5
Financing related expenses	66.9
Acquisition related costs	244.4
R&D expense	123.2
Income tax items	(25.8)

Adjusted cash provided by operating activities	$2,524.4

Deduct:
Capital expenditures	(390.4)

Adjusted free cash flow	$2,134.0

Year Ended December 31,
(In millions)	2016
Adjusted net earnings attributable to Mylan N.V. and adjusted diluted EPS	$2,547
Add / (Deduct):
Tax effect of non-GAAP adjustments and other income tax related items	844
U.S. GAAP reported income tax (benefit) provision	(358)

Adjusted pre-tax income	$3,033

Year Ended December 31,
(In millions)	2016
U.S. GAAP interest expense	$455
Deduct:
Interest expense related to clean energy investments	(14)
Accretion of contingent consideration liability	(41)
Acquisition related costs	(46)
Other special items	(10)

Adjusted interest expense	$343

Return on Invested Capital

Year Ended December 31,
(Unaudited; in millions, except %)	2016
Adjusted pre-tax income	$3,033
Adjusted interest expense	343

Adjusted income before interest and tax	3,376
Estimated adjusted income tax expense(a)	(540)

Adjusted net operating profit after tax	$2,835

		As of December 31,
		2015
Total assets		$29,003
Cash & near cash items		(2,211)
Short-term investments		(98)
Current deferred income taxes		(0)
Non-current deferred income taxes		(460)
Forward starting swaps		40
Clean Coal		(363)
Restricted cash		(215)

Total invested assets		$25,697
Accounts payable		(1,161)
Other current liabilities		(2,472)
Income taxes payable		(104)

Total invested capital		$21,959

Intangible assets		10,456
Goodwill		7,128

Operational invested capital		$4,375

Cash Return on Total Invested Capital(b)	13%
Cash Return on Operational Invested Capital(c)	65%

(a)	Estimated adjusted income tax expense is the adjusted income tax rate multiplied by adjusted income before interest and tax.
(b)	Calculated using adjusted net operating profit after tax / total invested capital. This is the ROIC metric for awards granted in 2016.
(c)	Calculated using adjusted net operating profit after tax / operational invested capital. This is the ROIC metric for awards granted prior to 2016.