Form 10-Q
period 2017-06-30
Mylan N.V.
filed 2017-08-09
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 4, 2017, there were 536,280,738 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2017

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Net sales	$2,926.5	$2,539.9	$5,613.9	$4,716.0
Other revenues	35.7	20.8	67.8	36.0
Total revenues	2,962.2	2,560.7	5,681.7	4,752.0
Cost of sales	1,736.8	1,389.0	3,371.3	2,673.3
Gross profit	1,225.4	1,171.7	2,310.4	2,078.7
Operating expenses:
Research and development	181.1	179.5	398.6	433.1
Selling, general and administrative	620.9	581.4	1,252.2	1,130.7
Litigation settlements and other contingencies, net	(50.0)	(0.1)	(41.0)	(1.6)
Total operating expenses	752.0	760.8	1,609.8	1,562.2
Earnings from operations	473.4	410.9	700.6	516.5
Interest expense	136.3	90.3	274.5	160.6
Other expense, net	12.4	117.5	29.8	133.8
Earnings before income taxes	324.7	203.1	396.3	222.1
Income tax provision	27.7	34.7	32.9	39.8
Net earnings	$297.0	$168.4	$363.4	$182.3
Earnings per ordinary share:
Basic	$0.56	$0.33	$0.68	$0.37
Diluted	$0.55	$0.33	$0.68	$0.36
Weighted average ordinary shares outstanding:
Basic	535.0	504.4	534.7	497.1
Diluted	537.0	509.7	537.0	509.6

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$297.0	$168.4	$363.4	$182.3
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	974.7	(147.1)	1,408.9	354.9
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	1.1	(0.1)	1.3	(0.4)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	1.3	3.4	33.7	(45.7)
Net unrecognized loss on derivatives in net investment hedging relationships	(121.2)	—	(131.1)	—
Net unrealized gain on marketable securities	4.7	6.6	12.4	11.0
Other comprehensive earnings (loss), before tax	860.6	(137.2)	1,325.2	319.8
Income tax provision (benefit)	3.1	3.6	17.1	(13.2)
Other comprehensive earnings, net of tax	857.5	(140.8)	1,308.1	333.0
Comprehensive earnings	$1,154.5	$27.6	$1,671.5	$515.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Assets
Current assets:
Cash and cash equivalents	$612.8	$998.8
Accounts receivable, net	2,951.0	3,310.9
Inventories	2,610.2	2,456.4
Prepaid expenses and other current assets	791.9	756.4
Total current assets	6,965.9	7,522.5
Property, plant and equipment, net	2,366.2	2,322.2
Intangible assets, net	15,202.0	14,447.8
Goodwill	9,801.0	9,231.9
Deferred income tax benefit	722.5	633.2
Other assets	448.6	568.6
Total assets	$35,506.2	$34,726.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,133.4	$1,348.1
Short-term borrowings	6.1	46.4
Income taxes payable	34.0	97.7
Current portion of long-term debt and other long-term obligations	1,026.2	290.0
Other current liabilities	2,970.0	3,258.5
Total current liabilities	5,169.7	5,040.7
Long-term debt	14,025.6	15,202.9
Deferred income tax liability	2,111.6	2,006.4
Other long-term obligations	1,366.4	1,358.6
Total liabilities	22,673.3	23,608.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 537,433,470 and 536,639,291 as of June 30, 2017 and December 31, 2016	6.0	6.0
Additional paid-in capital	8,544.5	8,499.3
Retained earnings	5,305.5	4,942.1
Accumulated other comprehensive loss	(955.6)	(2,263.7)
	12,900.4	11,183.7
Noncontrolling interest	—	1.4
Less: Treasury stock — at cost
Ordinary shares: 1,311,193 as of June 30, 2017 and December 31, 2016	67.5	67.5
Total equity	12,832.9	11,117.6
Total liabilities and equity	$35,506.2	$34,726.2

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$363.4	$182.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	836.7	600.5
Share-based compensation expense	42.0	51.9
Deferred income tax benefit	(130.0)	(92.1)
Loss from equity method investments	54.9	55.8
Other non-cash items	144.5	85.5
Litigation settlements and other contingencies, net	(41.4)	2.4
Write off of financing fees	—	35.8
Unrealized losses on acquisition-related foreign currency derivatives	—	84.2
Changes in operating assets and liabilities:
Accounts receivable	402.3	(100.6)
Inventories	(139.9)	(235.5)
Trade accounts payable	(296.2)	(137.6)
Income taxes	(38.0)	18.7
Other operating assets and liabilities, net	(177.6)	(54.2)
Net cash provided by operating activities	1,020.7	497.1
Cash flows from investing activities:
Cash paid for acquisitions, net	(71.6)	(943.3)
Capital expenditures	(109.3)	(121.0)
Proceeds from the sale of assets	31.1	—
Change in restricted cash	12.6	(50.6)
Purchase of marketable securities	(6.2)	(17.3)
Proceeds from the sale of marketable securities	6.2	10.9
Payments for product rights and other, net	(479.0)	(180.0)
Net cash used in investing activities	(616.2)	(1,301.3)
Cash flows from financing activities:
Payments of long-term debt	(1,326.6)	(500.0)
Change in short-term borrowings, net	(42.7)	54.7
Taxes paid related to net share settlement of equity awards	(7.4)	(12.7)
Contingent consideration payments	(10.1)	(15.5)
Payments of financing fees	(8.1)	(92.3)
Proceeds from issuance of long-term debt	555.7	6,478.8
Proceeds from exercise of stock options	8.9	6.8
Acquisition of noncontrolling interest	—	(0.2)
Other items, net	(0.5)	0.8
Net cash (used in) provided by financing activities	(830.8)	5,920.4
Effect on cash of changes in exchange rates	40.3	9.7
Net decrease in cash and cash equivalents	(386.0)	5,125.9
Cash and cash equivalents — beginning of period	998.8	1,236.0
Cash and cash equivalents — end of period	$612.8	$6,361.9

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
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
The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable.
Accounts receivable are presented net of allowances relating to these provisions. No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the six months ended June 30, 2017. Such allowances were $1.89 billion and $2.05 billion at June 30, 2017 and December 31, 2016, respectively. Other current liabilities include $762.1 million and $809.0 million at June 30, 2017 and December 31, 2016, respectively, for certain sales allowances and other adjustments that are settled in cash.
Accounts receivable, net was comprised of the following at June 30, 2017 and December 31, 2016, respectively:

(In millions)	June 30, 2017	December 31, 2016
Trade receivables, net	$2,642.7	$3,015.4
Other receivables	308.3	295.5
Accounts receivable, net	$2,951.0	$3,310.9
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $590.2 million and $1.13 billion of securitized accounts receivable at June 30, 2017 and December 31, 2016, respectively.

3.	Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires companies to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. This guidance requires companies to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and gains or losses on plan assets) separately and exclude them from the subtotal of operating income. This guidance also allows only the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The update allows a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” updated with “ASU 2015-14”, “ASU 2016-08”, “ASU 2016-10”, “ASU 2016-12” and “ASU 2016-20”), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company continues to review specific revenue arrangements, including customer and collaboration contracts, and expects to complete the review by the end of the third quarter of 2017. The Company is still evaluating the adoption method it will elect upon implementation.

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
On November 1, 2016, the Company made an offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share (the “November Offer”) to provide such remaining shareholders with an opportunity to sell their shares in Meda to the Company in advance of the automatic acquisition of their shares for cash in connection with the compulsory acquisition proceeding. At the end of November 2016, Mylan completed the acquisition of approximately 19 million Meda shares duly tendered for aggregate cash consideration of approximately $330.3 million. In March 2017, the Company received full legal ownership to the remaining non-tendered Meda shares in exchange for a cash payment of approximately $71.6 million, equal to the uncontested portion of the compulsory acquisition price plus statutory interest, and the Company’s arrangement of a customary bank guarantee to secure the payment of any additional cash consideration that may be awarded to the former Meda shareholders in the compulsory acquisition proceeding. The arbitration tribunal conducting the compulsory acquisition proceeding will determine whether to award any such additional cash consideration at the completion of the compulsory acquisition proceeding, which is currently expected to occur no later than 2018. As of June 30, 2017, the Company continues to maintain the bank guarantee as required by Swedish law. The Company does not expect that any additional payments in connection with the compulsory acquisition proceeding would be material to the consolidated financial statements.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the six months ended June 30, 2017, adjustments were made to the preliminary purchase price and are reflected as “Measurement Period Adjustments” in the table below. The preliminary allocation of the $6.92 billion purchase price to the assets acquired and liabilities assumed for Meda is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2016 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of June 30, 2017 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$482.5	$(7.0)	$475.5
Inventories	463.1	5.0	468.1
Property, plant and equipment	177.5	—	177.5
Identified intangible assets	8,060.7	—	8,060.7
Goodwill	3,676.9	7.3	3,684.2
Other assets	9.5	—	9.5
Total assets acquired	12,870.2	5.3	12,875.5
Current liabilities	(1,105.9)	(2.1)	(1,108.0)
Long-term debt, including current portion	(2,864.6)	—	(2,864.6)
Deferred tax liabilities	(1,613.9)	(3.1)	(1,617.0)
Pension and other postretirement benefits	(322.3)	—	(322.3)
Other noncurrent liabilities	(42.4)	(0.1)	(42.5)
Net assets acquired	$6,921.1	$—	$6,921.1
____________

(a)	As previously reported in the Company’s December 31, 2016 Annual Report on Form 10-K, as amended.

(b)
The measurement period adjustments recorded during the six months ended June 30, 2017 are primarily related to certain income tax adjustments and working capital related estimates to reflect facts and circumstances that existed as of the acquisition date.

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital components and income taxes and will be finalized during the third quarter of 2017.
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
The identified intangible assets of $8.06 billion are comprised of product rights and licenses that have a weighted average useful life of 20 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $3.68 billion arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. The final allocation of goodwill is expected to be completed in the third quarter of 2017; however, the majority of goodwill will be allocated to the Europe segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Renaissance Topicals Business
On June 15, 2016, the Company completed the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC (“Renaissance”) for approximately $1.0 billion in cash at closing, including amounts deposited into escrow for potential contingent payments, subject to customary adjustments. The Topicals Business provided the Company with a complementary portfolio of approximately 25 products, an active pipeline of approximately 25 products, and an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business also provided an integrated manufacturing and development platform. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $972.7 million, which includes estimated contingent consideration of approximately $16 million related to the potential $50 million payment contingent on the achievement of certain 2016 financial targets. The final resolution of the contingent consideration has not been completed at June 30, 2017. The $50 million contingent payment remains in escrow and is classified as restricted cash included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.
The allocation of the $972.7 million purchase price to the assets acquired and liabilities assumed for the Topicals Business is as follows:

(In millions)
Current assets (excluding inventories)	$57.7
Inventories	74.2
Property, plant and equipment	54.8
Identified intangible assets	467.0
In-process research and development	275.0
Goodwill	318.6
Other assets	0.1
Total assets acquired	1,247.4
Current liabilities	(74.2)
Deferred tax liabilities	(194.6)
Other noncurrent liabilities	(5.9)
Net assets acquired	$972.7
The acquisition of the Topicals Business broadened the Company’s dermatological portfolio. The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $275.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $50 million, which is expected to be incurred through 2019. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
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
The goodwill of $318.6 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the North America

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on a pro forma basis for the three and six month period ended June 30, 2016.
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Unaudited, in millions, except per share amounts)	2016	2016
Total revenues	$3,153.5	$5,841.2
Net earnings	$249.2	$259.3
Earnings per ordinary share:
Basic	$0.47	$0.50
Diluted	$0.46	$0.48
Weighted average ordinary shares outstanding:
Basic	530.8	523.5
Diluted	536.1	536.0
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
On June 2, 2017, the Company completed the acquisition of additional intellectual property rights and marketing authorizations in certain rest of world markets for a product that the Company previously licensed in certain European markets. The acquisition price was $128.0 million and the Company accounted for this transaction as an asset acquisition. The intangible asset is being amortized over a useful life of five years.

On June 19, 2017, the Company completed the acquisition of a portfolio of four generic pharmaceutical products in the U.S. The acquisition price was $277.9 million and the Company accounted for this transaction as an asset acquisition. The intangible asset recognized totaled $252.5 million with the remaining assets primarily consisting of receivables. The intangible asset is being amortized over a useful life of seven years.

5.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted ordinary shares, restricted stock units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the ordinary shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

four years, and generally expire in ten years. Since approval of the 2003 Plan, no further grants of stock options have been made under any other previous plan.
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2016	7,699,441	$33.38
Granted	804,146	44.26
Exercised	(436,277)	20.62
Forfeited	(262,871)	49.40
Outstanding at June 30, 2017	7,804,439	$34.67
Vested and expected to vest at June 30, 2017	7,539,983	$34.24
Exercisable at June 30, 2017	5,860,771	$30.74
As of June 30, 2017, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 5.8 years, 5.7 years and 4.8 years, respectively. Also, at June 30, 2017, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had aggregate intrinsic values of $69.1 million, $69.1 million and $68.9 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of June 30, 2017 and the changes during the six months ended June 30, 2017 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2016	5,667,830	$42.46
Granted	1,386,416	44.57
Released	(495,354)	52.35
Forfeited	(250,536)	45.80
Nonvested at June 30, 2017	6,308,356	$42.02
As of June 30, 2017, the Company had $162.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 2.1 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2017 and 2016 was $30.3 million and $44.4 million, respectively.

6.	Pensions and Other Postretirement Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade, and remuneration levels. The Company maintains two fully frozen defined benefit pension plans in the U.S., and employees in the U.S. and Puerto Rico are generally provided retirement benefits through defined contribution plans.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Service cost	$5.1	$3.9	$10.1	$7.8
Interest cost	3.8	1.5	7.5	3.0
Expected return on plan assets	(3.6)	(2.0)	(7.1)	(4.0)
Amortization of prior service costs	—	0.1	0.1	0.2
Recognized net actuarial losses	0.2	0.2	0.4	0.4
Net periodic benefit cost	$5.5	$3.7	$11.0	$7.4
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2017 plan year. The Company expects to make total benefit payments of approximately $30.4 million and contributions to pension and other postretirement benefit plans of approximately $30.2 million in 2017.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Inventories

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$907.6	$783.4
Work in process	409.3	436.0
Finished goods	1,293.3	1,237.0
Inventories	$2,610.2	$2,456.4
Prepaid and other current assets

(In millions)	June 30, 2017	December 31, 2016
Prepaid expenses	$157.0	$169.1
Restricted cash	136.0	148.1
Available-for-sale securities	96.0	83.7
Fair value of financial instruments	91.3	62.2
Trading securities	31.5	29.6
Other current assets	280.1	263.7
Prepaid expenses and other current assets	$791.9	$756.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Property, plant and equipment, net

(In millions)	June 30, 2017	December 31, 2016
Machinery and equipment	$2,309.8	$2,227.9
Buildings and improvements	1,153.5	1,106.5
Construction in progress	334.3	328.8
Land and improvements	150.0	144.7
Gross property, plant and equipment	3,947.6	3,807.9
Accumulated depreciation	1,581.4	1,485.7
Property, plant and equipment, net	$2,366.2	$2,322.2
Other assets

(In millions)	June 30, 2017	December 31, 2016
Equity method investments, clean energy investments	$292.6	$320.6
Equity method investments, Sagent Agila	—	75.8
Other long-term assets	156.0	172.2
Other assets	$448.6	$568.6
Trade accounts payable

(In millions)	June 30, 2017	December 31, 2016
Trade accounts payable	$732.9	$939.5
Other payables	400.5	408.6
Trade accounts payable	$1,133.4	$1,348.1
Other current liabilities

(In millions)	June 30, 2017	December 31, 2016
Accrued sales allowances	$762.1	$809.0
Legal and professional accruals, including litigation accruals	727.3	720.4
Payroll and employee benefit plan accruals	321.1	409.8
Contingent consideration	157.9	256.9
Accrued interest	71.6	41.0
Restructuring	53.5	138.6
Equity method investments, clean energy investments	65.9	64.7
Fair value of financial instruments	32.3	15.3
Compulsory acquisition proceeding	—	70.2
Other	778.3	732.6
Other current liabilities	$2,970.0	$3,258.5
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the U.S. Food and Drug Administration (“FDA”) (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

in the U.S. and also extends to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of June 30, 2017, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
In March 2017, the Company completed the first stage of the compulsory acquisition proceeding when it obtained full legal ownership to the remaining non-tendered Meda shares and settled the associated liability. The Meda shareholders whose shares were subject to the compulsory acquisition proceeding received cash consideration plus statutory interest for their Meda shares totaling approximately $71.6 million. The arbitration tribunal conducting the compulsory acquisition proceeding will determine whether to award any additional cash consideration at the completion of the second and final stage of the compulsory acquisition proceeding, which is currently expected to occur no later than 2018. Refer to Note 4 Acquisitions and Other Transactions for additional information.
Other long-term obligations

(In millions)	June 30, 2017	December 31, 2016
Employee benefit liabilities	$405.6	$396.7
Contingent consideration	308.1	307.7
Equity method investments, clean energy investments	275.5	302.3
Tax contingencies	247.7	239.3
Other	129.5	112.6
Other long-term obligations	$1,366.4	$1,358.6

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended.
Since December 2013, the Company held a 50% interest in Sagent Agila LLC (“Sagent Agila”), which was a joint venture established to develop, manufacture and distribute certain generic injectable products in the U.S. In April 2017, the Company and Sagent Pharmaceuticals Inc. (“Sagent”) finalized an agreement to dissolve the joint venture. Under the terms of the agreement, Mylan received Sagent’s interest in the joint venture in exchange for an approved product right. The assets in the joint venture consisted entirely of product rights for commercialized generic injectables. As a result of this transaction, during the six months ended June 30, 2017, the Company recognized a loss of $5.7 million as a component of net losses from equity method investments. Additionally, during the six months ended June 30, 2017, the Company received a dividend payment of $8.4 million from Sagent Agila, which reduced the carrying value of the equity investment. In the second quarter of 2017, the Company reclassified its investment in Sagent Agila to product rights and licenses and is amortizing the amount over the remaining estimated useful lives of the products.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Total revenues	$99.8	$104.2	$222.7	$248.2
Gross loss	(3.7)	(0.5)	(6.4)	(0.8)
Operating and non-operating expense	4.6	4.3	10.4	10.0
Net loss	$(8.3)	$(4.8)	$(16.8)	$(10.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s net losses from its equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended June 30, 2017 and 2016, the Company recognized net losses from equity method investments of $21.7 million and $24.9 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized net losses from equity method investments of $54.9 million and $55.8 million, respectively, which was recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted earnings per ordinary share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Basic earnings (numerator):
Net earnings	$297.0	$168.4	$363.4	$182.3
Shares (denominator):
Weighted average ordinary shares outstanding	535.0	504.4	534.7	497.1
Basic earnings per ordinary share	$0.56	$0.33	$0.68	$0.37

Diluted earnings (numerator):
Net earnings	$297.0	$168.4	$363.4	$182.3
Shares (denominator):
Weighted average ordinary shares outstanding	535.0	504.4	534.7	497.1
Share-based awards and warrants	2.0	5.3	2.3	12.5
Total dilutive shares outstanding	537.0	509.7	537.0	509.6
Diluted earnings per ordinary share	$0.55	$0.33	$0.68	$0.36
Additional stock awards and restricted stock awards were outstanding during the three and six months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2017 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 8.8 million shares and 8.4 million shares for the three and six months ended June 30, 2017, respectively, and 7.1 million shares and 6.8 million shares for the three and six months ended June 30, 2016, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2016:
Goodwill	$3,990.4	$3,859.1	$1,767.4	$9,616.9
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,605.4	3,859.1	1,767.4	9,231.9
Reclassifications (1)	(199.0)	371.8	(172.8)	—
Measurement period adjustments	—	7.3	—	7.3
Divestiture	—	(1.3)	—	(1.3)
Foreign currency translation	30.1	453.7	79.3	563.1
	$3,436.5	$4,690.6	$1,673.9	$9,801.0
Balance at June 30, 2017:
Goodwill	$3,821.5	$4,690.6	$1,673.9	$10,186.0
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,436.5	$4,690.6	$1,673.9	$9,801.0
____________

(1)	The reclassifications in the year-to-date period relate to the allocation of goodwill for the Meda acquisition.
Intangible assets consist of the following components at June 30, 2017 and December 31, 2016:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2017
Amortized intangible assets:
Product rights and licenses	15	$18,663.1	$4,503.8	$14,159.3
Patents and technologies	20	116.6	110.8	5.8
Other (1)	6	472.6	358.1	114.5
		19,252.3	4,972.7	14,279.6
In-process research and development		922.4	—	922.4
		$20,174.7	$4,972.7	$15,202.0
December 31, 2016
Amortized intangible assets:
Product rights and licenses	15	$16,968.4	$3,585.7	$13,382.7
Patents and technologies	20	116.6	108.5	8.1
Other (1)	6	465.9	330.0	135.9
		17,550.9	4,024.2	13,526.7
In-process research and development		921.1	—	921.1
		$18,472.0	$4,024.2	$14,447.8
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. In conjunction with the Company’s Generic Drug User Fee Agreement goal date, on March 28, 2017, the Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application for the respiratory delivery platform. As of June 30, 2017, the Company has an IPR&D asset of $347.2 million. The Company performed an analysis and valuation of the IPR&D asset using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the IPR&D asset was not impaired at June 30, 2017. Additionally, a fair value adjustment was required for the related contingent consideration liability resulting in a gain of approximately $88.1 million for the three and six months ended June 30, 2017 based upon changes to assumptions relating to the timing of the product launch along with other competitive and market factors. The fair value of the contingent consideration liability was $356.1 million and was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
During the three months ended June 30, 2017, the Company performed its annual impairment review of its IPR&D assets acquired as part of the Topicals Business and recorded an impairment charge in the amount of $13.0 million, which has been recorded as a component of amortization expense. The impairment charge resulted from the Company’s updated estimate of the fair value of these assets, which was based upon updated forecasts and future development plans, compared with the assigned fair values as of the acquisition date, June 15, 2016. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
The Company has performed its annual goodwill impairment test as of April 1, 2017 on a quantitative basis for its four reporting units, North America Generics, North America Specialty, Europe and Rest of World. As of the date of our annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.89 billion, North America Specialty $0.35 billion, Europe $4.30 billion and Rest of World $1.79 billion. The fair value of the North America Generics, North America Specialty and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $800 million or 6% . The excess fair value over the carrying value declined from the prior year primarily as a result of an increase in the discount rate utilized in the income approach from 8.5% to 9.0% and an increase in the estimated tax rate from 22.0% to 24.0%. Additionally, the net assets acquired as part of the Meda acquisition, the majority of which were allocated to the Europe reporting unit, were included in the April 1, 2017 impairment test for the first time. As it relates to the income approach for the Europe reporting unit at April 1, 2017, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 4%. A terminal value year was calculated with a 2% revenue growth rate applied. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.5 times EBITDA plus a control premium of 15%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 totaled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Intangible asset amortization expense	$353.8	$246.3	$696.2	$488.6
Intangible asset amortization expense over the remainder of 2017 and for the years ended December 31, 2018 through 2021 is estimated to be as follows:

(In millions)
2017	$675
2018	1,316
2019	1,224
2020	1,106
2021	1,013

11.	Financial Instruments and Risk Management
The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk and interest rate risk.
Foreign Currency Risk Management
In order to manage certain foreign currency risks, the Company enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Condensed Consolidated Statements of Operations.
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
In the first quarter of 2017, the Company designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. The notional amount of the net investment hedges was €1.4 billion and consists of €604 million of the €1.0 billion aggregate principal amount of the 2.250% Euro Senior Notes due 2024 (the “2024 Euro Notes”) and €750 million aggregate principal amount of 3.125% Euro Senior Notes due 2028 (the “2028 Euro Notes”). In the second quarter of 2017, the Company designated an additional €500 million notional amount of Euro borrowings which consisted of €396 million of the 2024 Euro Notes and €104 million of the €750 million aggregate principal amount of the 1.250% Euro Senior Notes due 2020 (the “2020 Euro Notes”).
Borrowings designated as net investment hedges are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. The Company recorded no ineffectiveness from its net investment hedges for the six months ended June 30, 2017. In addition, the Company manages the related foreign exchange risk of the €500 million aggregate principal amount of floating rate Senior Notes due 2018 (the “2018 Floating Rate Euro Notes”), €500 million aggregate principal amount of the Floating Rate Senior Notes due 2020 (the “2020 Floating Rate Euro Notes”) and the remaining portion of the 2020 Euro Notes through certain Euro denominated financial assets and forward contracts.

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
Cash Flow Hedging Relationships
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in interest rates or foreign currencies. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations.
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$27.8	Prepaid expenses and other current assets	$26.2
Foreign currency forward contracts	Prepaid expenses and other current assets	55.7	Prepaid expenses and other current assets	21.9
Total		$83.5		$48.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$7.5	Prepaid expenses and other current assets	$14.0
Total		$7.5		$14.0

	Liability Derivatives
	June 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$32.3	Other current liabilities	$15.3
Total		$32.3		$15.3
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) Gain Recognized in Earnings on Derivatives	Amount of (Loss) Gain Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Interest rate swaps	Interest expense	$3.9	$10.3	$1.5	$39.9
Total		$3.9	$10.3	$1.5	$39.9

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
2023 Senior Notes (3.125% coupon)	Interest expense	$(3.9)	$(10.3)	$(1.5)	$(39.9)
Total		$(3.9)	$(10.3)	$(1.5)	$(39.9)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Foreign currency forward contracts	$2.2	$(14.8)	$16.3	$(19.2)
Interest rate swaps	0.6	(1.2)	1.3	(37.1)
Total	$2.8	$(16.0)	$17.6	$(56.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Foreign currency borrowings and forward contracts	$(121.2)	$—	$(131.1)	$—
Total	$(121.2)	$—	$(131.1)	$—
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2017	2016	2017	2016
Foreign currency forward contracts	Net sales	$(0.6)	$(12.9)	$(5.8)	$(23.5)
Interest rate swaps	Interest expense	(1.8)	(5.2)	(3.6)	(4.3)
Total		$(2.4)	$(18.1)	$(9.4)	$(27.8)

	Location of (Loss) Gain Excluded from the Assessment of Hedge Effectiveness	Amount of (Loss) Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2017	2016	2017	2016
Foreign currency forward contracts	Other expense, net	$4.4	$9.8	$3.6	$17.1
Total		$4.4	$9.8	$3.6	$17.1
At June 30, 2017, the Company expects that approximately $4 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2017	2016	2017	2016
Foreign currency option and forward contracts	Other expense, net	$(16.8)	$(46.5)	$(17.1)	$(61.5)
Total		$(16.8)	$(46.5)	$(17.1)	$(61.5)
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$74.2	$—	$—	$74.2
Total cash equivalents	74.2	—	—	74.2
Trading securities:
Equity securities — exchange traded funds	31.5	—	—	31.5
Total trading securities	31.5	—	—	31.5
Available-for-sale fixed income investments:
Corporate bonds	—	16.9	—	16.9
U.S. Treasuries	—	6.9	—	6.9
Agency mortgage-backed securities	—	4.6	—	4.6
Asset backed securities	—	1.6	—	1.6
Other	—	1.7	—	1.7
Total available-for-sale fixed income investments	—	31.7	—	31.7
Available-for-sale equity securities:
Marketable securities	64.2	—	—	64.2
Total available-for-sale equity securities	64.2	—	—	64.2
Foreign exchange derivative assets	—	63.2	—	63.2
Interest rate swap derivative assets	—	27.8	—	27.8
Total assets at recurring fair value measurement	$169.9	$122.7	$—	$292.6
Financial Liabilities
Foreign exchange derivative liabilities	$—	$32.3	$—	$32.3
Contingent consideration	—	—	466.0	466.0
Total liabilities at recurring fair value measurement	$—	$32.3	$466.0	$498.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$433.7	$—	$—	$433.7
Total cash equivalents	433.7	—	—	433.7
Trading securities:
Equity securities — exchange traded funds	29.6	—	—	29.6
Total trading securities	29.6	—	—	29.6
Available-for-sale fixed income investments:
Corporate bonds	—	17.5	—	17.5
U.S. Treasuries	—	6.0	—	6.0
Agency mortgage-backed securities	—	4.0	—	4.0
Asset backed securities	—	1.6	—	1.6
Other	—	2.3	—	2.3
Total available-for-sale fixed income investments	—	31.4	—	31.4
Available-for-sale equity securities:
Marketable securities	52.3	—	—	52.3
Total available-for-sale equity securities	52.3	—	—	52.3
Foreign exchange derivative assets	—	35.9	—	35.9
Interest rate swap derivative assets	—	26.2	—	26.2
Total assets at recurring fair value measurement	$515.6	$93.5	$—	$609.1
Financial Liabilities
Foreign exchange derivative liabilities	$—	$15.3	$—	$15.3
Contingent consideration	—	—	564.6	564.6
Total liabilities at recurring fair value measurement	$—	$15.3	$564.6	$579.9
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila Specialties (“Agila”), the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), the acquisition of the Topicals Business and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited, the Topicals Business and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations are derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At June 30, 2017 and December 31, 2016, discount rates ranging from 1.5% to 10.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2016 to June 30, 2017 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2016	$256.9	$307.7	$564.6
Payments	(36.1)	(0.2)	(36.3)
Accretion	—	15.8	15.8
Fair value adjustments (3)	(62.9)	(15.2)	(78.1)
Balance at June 30, 2017	$157.9	$308.1	$466.0
____________

(1)	Included in other current liabilities on the Condensed Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Condensed Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.
2017 Significant Changes to Contingent Consideration: During the six months ended June 30, 2017, the Company recorded a fair value gain of $88.1 million related to the respiratory delivery platform contingent consideration offset by a fair value loss of $9.9 million related to Jai Pharma Limited contingent consideration. In addition, the Company made payments of approximately $12.5 million related to the Agila contingent consideration and payments of approximately $20.0 million related to the Jai Pharma Limited contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

12.	Debt
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	June 30, 2017	December 31, 2016
Current portion of long-term debt:
Meda Bank Loans (a)		$237.2	$219.6
2018 Senior Notes (e) *	2.600%	649.7	—
Meda Medium Term Notes (c)		69.7	—
Other		3.4	3.7
Deferred financing fees		(1.8)	—
Current portion of long-term debt		$958.2	$223.3

Non-current portion of long-term debt:
2016 Term Loans (b) **		$275.0	$1,600.0
Meda Medium Term Notes (c)		88.4	146.4
2018 Floating Rate Euro Notes (d) **		571.3	526.0
2018 Senior Notes (e) *	2.600%	—	649.6
2018 Senior Notes (e) **	3.000%	499.7	499.6
2019 Senior Notes (f) **	2.500%	999.3	999.1
2019 Senior Notes (g) *	2.550%	499.6	499.5
2020 Floating Rate Euro Notes (h) **		571.3	—
2020 Euro Senior Notes (i) **	1.250%	853.8	785.7
2020 Senior Notes (j) **	3.750%	499.9	499.9
2021 Senior Notes (k) **	3.150%	2,247.9	2,247.7
2023 Senior Notes (g) *	3.125%	776.9	775.3
2023 Senior Notes (l) *	4.200%	498.7	498.6
2024 Euro Senior Notes (m)**	2.250%	1,139.7	1,049.2
2026 Senior Notes (n) **	3.950%	2,234.2	2,233.5
2028 Euro Senior Notes (o) **	3.125%	848.6	781.1
2043 Senior Notes (p) *	5.400%	497.1	497.0
2046 Senior Notes (q) **	5.250%	999.8	999.8
Other		6.9	7.1
Deferred financing fees		(82.5)	(92.2)
Long-term debt		$14,025.6	$15,202.9
____________

(a)
Represents a bank loan of 2.0kr billion with AB Svensk Exportkredit (publ), as lender (“Svensk Exportkredit”), which matures in October 2017, and accordingly is included in current portion of long-term debt and other long-term obligations in the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

(b)
The 2016 Term Loans mature on November 22, 2019 and bear interest at LIBOR (determined in accordance with the 2016 Term Credit Agreement) plus 1.375% per annum. At June 30, 2017, the weighted average interest rate of the 2016 Term Loans was approximately 2.59%.

(c)
Swedish medium term notes (“MTN”) program with an upper limit of 7.0kr billion. Of the total amount outstanding of 1.3kr billion, 588.0kr million matures on April 5, 2018 and 745.0kr million matures on May 21, 2019. At June 30, 2017, the weighted average interest rate of the MTNs was approximately 2.01%.

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

(h)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Commercial Paper Program
On June 8, 2017, the Company established an unsecured commercial paper program (the “CP Program”) pursuant to which the Company may issue short-term, unsecured commercial paper notes (the “CP Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed $1.65 billion. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The Company’s 2016 Revolving Credit Agreement, as defined below, will be available to repay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue. At June 30, 2017, the Company had no amounts outstanding under the CP program.
Receivables Facility
The Receivables Facility has a committed balance of $400 million, although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of June 30, 2017 and December 31, 2016, the Company had no short-term borrowings under the Receivables Facility in the Condensed Consolidated Balance Sheets. The Receivables Facility expires in January 2018.
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
Amounts drawn on the 2016 Revolving Facility become due and payable on November 22, 2021 and may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings. At June 30, 2017 and December 31, 2016, the Company had no amounts outstanding under the 2016 Revolving Facility.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The 2016 Term Loans mature on November 22, 2019 and have no required amortization payments. The entire principal amount on the 2016 Term Loans will be due and payable on November 22, 2019. The 2016 Term Loans may be voluntary prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings. The Company voluntarily prepaid $400 million of the aggregate principal amount of the 2016 Term Loans in the fourth quarter of 2016 and $550 million in the first quarter of 2017. In the second quarter of 2017, the Company voluntarily prepaid $775 million on the 2016 Term Loans utilizing proceeds from the issuance of the 2020 Floating Rate Euro Notes and cash on-hand. As a result of the voluntary prepayment, the Company expensed approximately $1.1 million and $3.1 million, respectively, of deferred financing costs during the three and six months ended June 30, 2017.
The 2016 Term Loans and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters. Following the Meda acquisition (a qualifying acquisition), the Company elected to increase the maximum ratio in the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition, through June 30, 2017. The Company is compliant with this covenant at June 30, 2017, and we expect to remain in compliance for the next twelve months.
Euro Notes
On May 24, 2017, the Company completed its offering of the 2020 Floating Rate Euro Notes pursuant to the indenture dated May 24, 2017 (the “2017 Euro Notes Indenture”) among the Company, Mylan Inc., as a guarantor (the “Notes Guarantor”), and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent. The 2020 Floating Rate Euro Notes were issued in a private offering exempt from the registration requirements of the Securities Act to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The 2020 Floating Rate Euro Notes are the Company’s senior unsecured indebtedness and are guaranteed on a senior unsecured basis by the Notes Guarantor. In addition, if a subsidiary of the Company becomes a guarantor or an obligor in respect of certain indebtedness, such subsidiary will guarantee the 2020 Floating Rate Euro Notes on the terms and subject to the conditions in the 2017 Euro Notes Indenture. The 2020 Floating Rate Euro Notes will mature on May 24, 2020. The 2020 Floating Rate Euro Notes cannot be redeemed at the option of the Company.
The 2020 Floating Rate Euro Notes bear interest at a rate per annum, reset quarterly, equal to the sum of (i) three-month EURIBOR (as defined in the 2017 Euro Notes Indenture) plus (ii) 0.50%, as determined by the calculation agent for the 2020 Floating Rate Euro Notes pursuant to the 2017 Euro Notes Indenture; provided, however, that the minimum interest rate for the 2020 Floating Rate Euro Notes is zero. Interest on the 2020 Floating Rate Euro Notes is payable quarterly in arrears on each February 24, May 24, August 24 and November 24, commencing on August 24, 2017. The interest rate at June 30, 2017 was approximately 0.17%.
If the Company experiences certain change of control events with respect to the 2020 Floating Rate Euro Notes, it must offer to purchase all of the 2020 Floating Rate Euro Notes at a purchase price equal to 101% of the principal amount of such 2020 Floating Rate Euro Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
The 2017 Euro Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to enter into sale and leaseback transactions; create liens; and consolidate, merge or sell all or substantially all of the Company’s assets. The 2017 Euro Notes Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the 2017 Euro Notes Indenture. If an event of default with respect to the 2020 Floating Rate Euro Notes occurs under the 2017 Euro Notes Indenture, the principal amount of all of the 2020 Floating Rate Euro Notes then outstanding, plus accrued and unpaid interest, if any, to the date of acceleration, may become immediately due and payable.
On November 22, 2016, the Company completed its offering of the 2018 Floating Rate Euro Notes, the 2020 Euro Notes, the 2024 Euro Notes and the 2028 Euro Notes pursuant to the indenture dated November 22, 2016 (the “Euro Notes Indenture”) among the Company, Mylan Inc., as guarantor, and Citibank N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent. The 2018 Floating Rate Euro Notes, the 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes, together, are referred to as the “2016 Euro Notes.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At June 30, 2017, the outstanding balance of the 2018 Floating Rate Euro Notes, 2020 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes was approximately $571.3 million, $571.3 million, $853.8 million, $1,139.7 million and $848.6 million, respectively, converted at the June 30, 2017 EUR to USD spot exchange rate. At June 30, 2017, discounts on the 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes were approximately $3.1 million, $2.8 million and $8.3 million, respectively, converted at the June 30, 2017 EUR to USD spot exchange rate. During the six months ended June 30, 2017, the Company recorded mark-to-market losses related to the 2018 Floating Rate Euro Notes, 2020 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes of approximately $45.3 million, $16.8 million, $68.0 million, $90.6 million and $68.0 million, respectively. Refer to Note 11 Financial Instruments and Risk Management for further discussion of the foreign currency risk management of these instruments.
Fair Value
At June 30, 2017 and December 31, 2016, the fair value of the Company’s 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.500% Senior Notes due 2019, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 5.400% Senior Notes due 2043 and 5.250% Senior Notes due 2046 (collectively, the “Senior Notes”), 1.250% Euro Senior Notes due 2020, 2.250% Euro Senior Notes due in 2024, 3.125% Euro Senior Notes due in 2028, 2018 Floating Rate Euro Notes and 2020 Floating Rate Euro Notes (collectively, the “Euro Notes”) was approximately $14.8 billion and $13.2 billion, respectively. The fair values of the Senior Notes and Euro Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2016 Term Loans and the Meda borrowings, determined based on Level 2 inputs, approximate their carrying values at June 30, 2017 and December 31, 2016.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2017 are as follows for each of the periods ending December 31:

(In millions)	Total
2017	$237
2018	1,791
2019	1,863
2020	1,928
2021	2,250
Thereafter	7,000
Total	$15,069

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	June 30, 2017	December 31, 2016
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$22.3	$14.5
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	0.5	(0.5)
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(17.1)	(38.6)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(132.5)	(1.4)
Foreign currency translation adjustment	(828.8)	(2,237.7)
	$(955.6)	$(2,263.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2017, net of tax			$(17.3)	$(11.3)	$19.4	$(0.3)	$(1,803.5)	$(1,813.0)
Other comprehensive earnings (loss) before reclassifications, before tax			(1.1)	(121.2)	4.7	0.9	974.7	858.0
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	0.6		0.6					0.6
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						0.2		0.2
Net other comprehensive earnings (loss), before tax			1.3	(121.2)	4.7	1.1	974.7	860.6
Income tax provision (benefit)			1.1	—	1.7	0.3	—	3.1
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive (loss) earnings before reclassifications, before tax			24.3	(131.1)	12.4	0.8	1,408.9	1,315.3
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	5.8		5.8					5.8
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						0.4		0.4
Net other comprehensive (loss) earnings, before tax			33.7	(131.1)	12.4	1.3	1,408.9	1,325.2
Income tax (benefit) provision			12.2	—	4.6	0.3	—	17.1
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2016, net of tax			$(48.9)	$1.8	$(15.1)	$(1,228.3)	$(1,290.5)
Other comprehensive (loss) earnings before reclassifications, before tax			(14.7)	6.6	(0.4)	(147.1)	(155.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	12.9		12.9				12.9
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		5.2	5.2				5.2
Amortization of prior service costs included in SG&A					0.1		0.1
Amortization of actuarial gain included in SG&A					0.2		0.2
Net other comprehensive (loss) earnings, before tax			3.4	6.6	(0.1)	(147.1)	(137.2)
Income tax (benefit) provision			1.2	2.4	—	—	3.6
Balance at June 30, 2016, net of tax			$(46.7)	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015, net of tax			$(18.1)	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive earnings (loss) before reclassifications, before tax			(73.5)	11.0	(1.0)	354.9	291.4
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	23.5		23.5				23.5
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.3	4.3				4.3
Amortization of prior service costs included in SG&A					0.2		0.2
Amortization of actuarial gain included in SG&A					0.4		0.4
Net other comprehensive earnings (loss), before tax			(45.7)	11.0	(0.4)	354.9	319.8
Income tax provision (benefit)			(17.1)	4.0	(0.1)	—	(13.2)
Balance at June 30, 2016, net of tax			$(46.7)	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2017 and 2016 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2016	$11,116.2	$1.4	$11,117.6
Net earnings	363.4	—	363.4
Other comprehensive earnings, net of tax	1,308.1	—	1,308.1
Stock option activity	8.9	—	8.9
Share-based compensation expense	42.0	—	42.0
Issuance of restricted stock, net of shares withheld	(5.7)	—	(5.7)
Other	—	(1.4)	(1.4)
June 30, 2017	$12,832.9	$—	$12,832.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2015	$9,764.4	$1.4	$9,765.8
Net earnings	182.3	—	182.3
Other comprehensive earnings, net of tax	333.0	—	333.0
Stock option activity	6.5	—	6.5
Share-based compensation expense	51.9	—	51.9
Issuance of restricted stock, net of shares withheld	(9.6)	—	(9.6)
Tax benefit of stock option plans	1.4	—	1.4
Other	—	—	—
June 30, 2016	$10,329.9	$1.4	$10,331.3

15.	Segment Information
As a result of our acquisition of Meda and the integration of our portfolio across our branded, generics and OTC platforms in all of our regions, effective October 1, 2016, the Company expanded its reportable segments. The Company has three reportable segments on a geographic basis as follows: North America, Europe and Rest of World. Our North America segment is made up of our operations in the U.S. and Canada and includes the operations of our previously reported Specialty segment. Our Europe segment is made up of our operations in 35 countries within the region. Our Rest of World segment is primarily made up of our operations in India, Australia, Japan and New Zealand. Also included in our Rest of World segment are our operations in emerging markets, which includes countries in Africa (including South Africa) as well as Brazil and other countries throughout Asia and the Middle East. Comparative segment financial information has been recast for prior periods to conform to this revised segment reporting.
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

(In millions)	North America	Europe	Rest of World	Corporate / Other	Consolidated
Three Months Ended June 30, 2017
Third party net sales	$1,279.6	$954.3	$692.6	$—	$2,926.5
Other revenue	23.9	9.4	2.4	—	35.7
Intersegment	31.9	82.6	88.6	(203.1)	—
Total	$1,335.4	$1,046.3	$783.6	$(203.1)	$2,962.2

Segment profitability	$645.0	$252.7	$226.6	$(650.9)	$473.4

Six Months Ended June 30, 2017
Third party net sales	$2,494.5	$1,846.3	$1,273.1	$—	$5,613.9
Other revenue	47.3	16.1	4.4	—	67.8
Intersegment	45.0	125.5	187.7	(358.2)	—
Total	$2,586.8	$1,987.9	$1,465.2	$(358.2)	$5,681.7

Segment profitability	$1,234.7	$486.5	$303.2	$(1,323.8)	$700.6

(In millions)	North America	Europe	Rest of World	Corporate / Other	Consolidated
Three Months Ended June 30, 2016
Third party net sales	$1,401.5	$600.9	$537.5	$—	$2,539.9
Other revenue	18.7	0.5	1.6	—	20.8
Intersegment	7.9	25.6	101.8	(135.3)	—
Total	$1,428.1	$627.0	$640.9	$(135.3)	$2,560.7

Segment profitability	$782.7	$117.9	$76.3	$(566.0)	$410.9

Six Months Ended June 30, 2016
Third party net sales	$2,559.0	$1,185.2	$971.8	$—	$4,716.0
Other revenue	32.7	0.6	2.7	—	36.0
Intersegment revenue	14.2	50.8	186.9	(251.9)	—
Total	$2,605.9	$1,236.6	$1,161.4	$(251.9)	$4,752.0

Segment profitability	$1,356.5	$242.5	$105.9	$(1,188.4)	$516.5

16.	Subsidiary Guarantors
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

The following financial information presents the unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2017 and 2016, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and six months ended June 30, 2017 and 2016, the unaudited Condensed Consolidating Balance Sheets as of June 30, 2017 and December 31, 2016 and the unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,926.5	$—	$2,926.5
Other revenues	—	—	—	35.7	—	35.7
Total revenues	—	—	—	2,962.2	—	2,962.2
Cost of sales	—	—	—	1,736.8	—	1,736.8
Gross profit	—	—	—	1,225.4	—	1,225.4
Operating expenses:
Research and development	—	—	—	181.1	—	181.1
Selling, general and administrative	13.3	136.8	—	470.8	—	620.9
Litigation settlements and other contingencies, net	—	—	—	(50.0)	—	(50.0)
Total operating expenses	13.3	136.8	—	601.9	—	752.0
(Losses) earnings from operations	(13.3)	(136.8)	—	623.5	—	473.4
Interest expense	94.7	25.7	—	15.9	—	136.3
Other (income) expense, net	(113.5)	(59.5)	—	185.4	—	12.4
Earnings (losses) before income taxes	5.5	(103.0)	—	422.2	—	324.7
Income tax provision	0.6	2.5	—	24.6	—	27.7
Earnings of equity interest subsidiaries	292.1	444.9	—	—	(737.0)	—
Net earnings	$297.0	$339.4	$—	$397.6	$(737.0)	$297.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$5,613.9	$—	$5,613.9
Other revenues	—	—	—	67.8	—	67.8
Total revenues	—	—	—	5,681.7	—	5,681.7
Cost of sales	—	—	—	3,371.3	—	3,371.3
Gross profit	—	—	—	2,310.4	—	2,310.4
Operating expenses:
Research and development	—	—	—	398.6	—	398.6
Selling, general and administrative	25.9	293.3	—	933.0	—	1,252.2
Litigation settlements and other contingencies, net	—	—	—	(41.0)	—	(41.0)
Total operating expenses	25.9	293.3	—	1,290.6	—	1,609.8
(Losses) earnings from operations	(25.9)	(293.3)	—	1,019.8	—	700.6
Interest expense	192.3	51.1	—	31.1	—	274.5
Other (income) expense, net	(209.0)	(116.8)	—	355.6	—	29.8
(Losses) earnings before income taxes	(9.2)	(227.6)	—	633.1	—	396.3
Income tax (benefit) provision	(1.0)	5.7	—	28.2	—	32.9
Earnings of equity interest subsidiaries	371.6	658.9	—	—	(1,030.5)	—
Net earnings	$363.4	$425.6	$—	$604.9	$(1,030.5)	$363.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,539.9	$—	$2,539.9
Other revenues	—	—	—	20.8	—	20.8
Total revenues	—	—	—	2,560.7	—	2,560.7
Cost of sales	—	—	—	1,389.0	—	1,389.0
Gross profit	—	—	—	1,171.7	—	1,171.7
Operating expenses:
Research and development	—	—	—	179.5	—	179.5
Selling, general and administrative	19.8	187.4	—	374.2	—	581.4
Litigation settlements and other contingencies, net	—	—	—	(0.1)	—	(0.1)
Total operating expenses	19.8	187.4	—	553.6	—	760.8
(Losses) earnings from operations	(19.8)	(187.4)	—	618.1	—	410.9
Interest expense	31.1	43.9	—	15.3	—	90.3
Other expense (income), net	90.8	(97.5)	—	124.2	—	117.5
(Losses) earnings from operations	(141.7)	(133.8)	—	478.6	—	203.1
Income tax provision	—	4.9	—	29.8	—	34.7
Earnings of equity interest subsidiaries	310.1	457.7	—	—	(767.8)	—
Net earnings	$168.4	$319.0	$—	$448.8	$(767.8)	$168.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$4,716.0	$—	$4,716.0
Other revenues	—	—	—	36.0	—	36.0
Total revenues	—	—	—	4,752.0	—	4,752.0
Cost of sales	—	—	—	2,673.3	—	2,673.3
Gross profit	—	—	—	2,078.7	—	2,078.7
Operating expenses:
Research and development	—	—	—	433.1	—	433.1
Selling, general and administrative	32.9	365.1	—	732.7	—	1,130.7
Litigation settlements and other contingencies, net	—	—	—	(1.6)	—	(1.6)
Total operating expenses	32.9	365.1	—	1,164.2	—	1,562.2
(Losses) earnings from operations	(32.9)	(365.1)	—	914.5	—	516.5
Interest expense	44.4	85.4	—	30.8	—	160.6
Other expense (income), net	84.9	(201.4)	—	250.3	—	133.8
(Losses) earnings before income taxes	(162.2)	(249.1)	—	633.4	—	222.1
Income tax provision	—	13.9	—	25.9	—	39.8
Earnings of equity interest subsidiaries	344.5	614.3	—	—	(958.8)	—
Net earnings	$182.3	$351.3	$—	$607.5	$(958.8)	$182.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$297.0	$339.4	$—	$397.6	$(737.0)	$297.0
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	974.7	—	—	974.7	(974.7)	974.7
Change in unrecognized gain and prior service cost related to defined benefit plans	1.1	0.1	—	1.0	(1.1)	1.1
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	1.3	1.8	—	(0.5)	(1.3)	1.3
Net unrecognized loss on derivatives in net investment hedging relationships	(121.2)	—	—	—	—	(121.2)
Net unrealized gain (loss) on marketable securities	4.7	4.8	—	(0.1)	(4.7)	4.7
Other comprehensive earnings, before tax	860.6	6.7	—	975.1	(981.8)	860.6
Income tax provision (benefit)	3.1	(2.4)	—	5.5	(3.1)	3.1
Other comprehensive earnings, net of tax	857.5	9.1	—	969.6	(978.7)	857.5
Comprehensive earnings	$1,154.5	$348.5	$—	$1,367.2	$(1,715.7)	$1,154.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$363.4	$425.6	$—	$604.9	$(1,030.5)	$363.4
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	1,408.9	—	—	1,408.9	(1,408.9)	1,408.9
Change in unrecognized gain and prior service cost related to defined benefit plans	1.3	0.2	—	0.9	(1.1)	1.3
Net unrecognized gain on derivatives in cash flow hedging relationships	33.7	3.6	—	30.1	(33.7)	33.7
Net unrecognized loss on derivatives in net investment hedging relationships	(131.1)	—	—	—	—	(131.1)
Net unrealized gain (loss) on marketable securities	12.4	12.6	—	(0.2)	(12.4)	12.4
Other comprehensive earnings, before tax	1,325.2	16.4	—	1,439.7	(1,456.1)	1,325.2
Income tax provision (benefit)	17.1	(6.0)	—	22.8	(16.8)	17.1
Other comprehensive earnings, net of tax	1,308.1	22.4	—	1,416.9	(1,439.3)	1,308.1
Comprehensive earnings	$1,671.5	$448.0	$—	$2,021.8	$(2,469.8)	$1,671.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$168.4	$319.0	$—	$448.8	$(767.8)	$168.4
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(147.1)	(1.5)	—	(145.5)	147.0	(147.1)
Change in unrecognized loss and prior service cost related to defined benefit plans	(0.1)	—	—	(0.2)	0.2	(0.1)
Net unrecognized (loss) gain on derivatives	3.4	6.3	—	(2.9)	(3.4)	3.4
Net unrealized gain on marketable securities	6.6	6.2	—	0.4	(6.6)	6.6
Other comprehensive earnings (loss), before tax	(137.2)	11.0	—	(148.2)	137.2	(137.2)
Income tax (benefit) provision	3.6	4.7	—	(1.0)	(3.7)	3.6
Other comprehensive earnings (loss), net of tax	(140.8)	6.3	—	(147.2)	140.9	(140.8)
Comprehensive earnings	$27.6	$325.3	$—	$301.6	$(626.9)	$27.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$182.3	$351.3	$—	$607.5	$(958.8)	$182.3
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	354.9	(1.5)	—	356.4	(354.9)	354.9
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.4)	0.2	—	(0.6)	0.4	(0.4)
Net unrecognized (loss) gain on derivatives	(45.7)	(52.1)	—	6.4	45.7	(45.7)
Net unrealized gain on marketable securities	11.0	10.0	—	0.9	(10.9)	11.0
Other comprehensive earnings (loss), before tax	319.8	(43.4)	—	363.1	(319.7)	319.8
Income tax (benefit) provision	(13.2)	(15.6)	—	2.4	13.2	(13.2)
Other comprehensive earnings (loss), net of tax	333.0	(27.8)	—	360.7	(332.9)	333.0
Comprehensive earnings	$515.3	$323.5	$—	$968.2	$(1,291.7)	$515.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$1.8	$—	$611.0	$—	$612.8
Accounts receivable, net	—	10.8	—	2,940.2	—	2,951.0
Inventories	—	—	—	2,610.2	—	2,610.2
Intercompany receivables	281.9	441.4	—	11,879.7	(12,603.0)	—
Prepaid expenses and other current assets	1.1	229.2	—	561.6	—	791.9
Total current assets	283.0	683.2	—	18,602.7	(12,603.0)	6,965.9
Property, plant and equipment, net	—	343.1	—	2,023.1	—	2,366.2
Investments in subsidiaries	18,765.3	10,661.6	—	—	(29,426.9)	—
Intercompany notes and interest receivable	7,527.0	10,041.4	—	1,566.3	(19,134.7)	—
Intangible assets, net	—	—	—	15,202.0	—	15,202.0
Goodwill	—	17.1	—	9,783.9	—	9,801.0
Other assets	4.6	33.9	—	1,132.6	—	1,171.1
Total assets	$26,579.9	$21,780.3	$—	$48,310.6	$(61,164.6)	$35,506.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$0.5	$21.4	$—	$1,111.5	$—	$1,133.4
Short-term borrowings	—	—	—	6.1	—	6.1
Income taxes payable	—	—	—	34.0	—	34.0
Current portion of long-term debt and other long-term obligations	—	648.0	—	378.2	—	1,026.2
Intercompany payables	462.3	12,100.1	—	40.6	(12,603.0)	—
Other current liabilities	60.9	328.3	—	2,580.8	—	2,970.0
Total current liabilities	523.7	13,097.8	—	4,151.2	(12,603.0)	5,169.7
Long-term debt	11,676.1	2,254.2	—	95.3	—	14,025.6
Intercompany notes payable	1,547.2	3,236.3	—	14,351.2	(19,134.7)	—
Other long-term obligations	—	57.7	—	3,420.3	—	3,478.0
Total liabilities	13,747.0	18,646.0	—	22,018.0	(31,737.7)	22,673.3

Total equity	12,832.9	3,134.3	—	26,292.6	(29,426.9)	12,832.9

Total liabilities and equity	$26,579.9	$21,780.3	$—	$48,310.6	$(61,164.6)	$35,506.2

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(190.0)	$(235.4)	$—	$1,446.1	$—	$1,020.7
Cash flows from investing activities:
Capital expenditures	—	(26.6)	—	(82.7)	—	(109.3)
Change in restricted cash	—	—	—	12.6	—	12.6
Purchase of marketable securities	—	—	—	(6.2)	—	(6.2)
Proceeds from the sale of assets	—	—	—	31.1	—	31.1
Proceeds from the sale of marketable securities	—	—	—	6.2	—	6.2
Cash paid for acquisitions, net	(71.6)	—	—	—	—	(71.6)
Investments in affiliates	—	(16.0)	—	—	16.0	—
Dividends from affiliates	106.4	—	—	—	(106.4)	—
Loans to affiliates	(119.2)	(224.4)	—	(1,734.1)	2,077.7	—
Repayments of loans from affiliates	1,051.2	0.3	—	533.2	(1,584.7)	—
Payments for product rights and other, net	—	(0.2)	—	(478.8)	—	(479.0)
Net cash provided by (used in) investing activities	966.8	(266.9)	—	(1,718.7)	402.6	(616.2)
Cash flows from financing activities:
Payments of financing fees	(8.1)	—	—	—	—	(8.1)
Change in short-term borrowings, net	—	—	—	(42.7)	—	(42.7)
Proceeds from issuance of long-term debt	554.5	—	—	1.2	—	555.7
Payments of long-term debt	(1,325.0)	—	—	(1.6)	—	(1,326.6)
Proceeds from exercise of stock options	8.9	—	—	—	—	8.9
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(10.1)	—	(10.1)
Capital contribution from affiliates	—	—	—	16.0	(16.0)	—
Capital payments to affiliates	—	—	—	(106.4)	106.4	—
Payments on borrowings from affiliates	—	(1,254.0)	—	(330.7)	1,584.7	—
Proceeds from borrowings from affiliates	—	1,753.1	—	324.6	(2,077.7)	—
Other items, net	—	(7.3)	—	6.8	—	(0.5)
Net cash (used in) provided by financing activities	(777.1)	491.8	—	(142.9)	(402.6)	(830.8)
Effect on cash of changes in exchange rates	—	—	—	40.3	—	40.3
Net decrease in cash and cash equivalents	(0.3)	(10.5)	—	(375.2)	—	(386.0)
Cash and cash equivalents — beginning of period	0.3	12.3	—	986.2	—	998.8
Cash and cash equivalents — end of period	$—	$1.8	$—	$611.0	$—	$612.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34.7)	$(318.4)	$—	$850.2	$—	$497.1
Cash flows from investing activities:
Capital expenditures	—	(42.1)	—	(78.9)	—	(121.0)
Change in restricted cash	—	(49.5)	—	(1.1)	—	(50.6)
Cash paid for acquisitions, net	—	(917.9)	—	(25.4)	—	(943.3)
Purchase of marketable securities	—	(3.9)	—	(13.4)	—	(17.3)
Proceeds from the sale of marketable securities	—	—	—	10.9	—	10.9
Investments in affiliates	—	(48.4)	—	—	48.4	—
Loans to affiliates	(6,485.6)	(2,689.8)	—	2,722.3	6,453.1	—
Repayments of loans from affiliates	62.8	34.0	—	7.1	(103.9)	—
Payments for product rights and other, net	—	(0.2)	—	(179.8)	—	(180.0)
Net cash (used in) provided by investing activities	(6,422.8)	(3,717.8)	—	2,441.7	6,397.6	(1,301.3)
Cash flows from financing activities:
Payments of financing fees	(92.3)	—	—	—	—	(92.3)
Change in short-term borrowings, net	—	—	—	54.7	—	54.7
Proceeds from issuance of long-term debt	6,478.8	—	—	—	—	6,478.8
Payments of long-term debt	—	(500.0)	—	—	—	(500.0)
Proceeds from exercise of stock options	6.8	—	—	—	—	6.8
Taxes paid related to net share settlement of equity awards	(12.7)	—	—	—	—	(12.7)
Contingent consideration payments	—	—	—	(15.5)	—	(15.5)
Capital contribution from affiliates	—	—	—	48.4	(48.4)	—
Payments on borrowings from affiliates	(29.5)	(69.9)	—	(4.5)	103.9	—
Proceeds from borrowings from affiliates	105.0	3,763.3	—	2,584.8	(6,453.1)	—
Acquisition of noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Other items, net	1.4	—	—	(0.6)	—	0.8
Net cash provided by financing activities	6,457.5	3,193.4	—	2,667.1	(6,397.6)	5,920.4
Effect on cash of changes in exchange rates	—	—	—	9.7	—	9.7
Net (decrease) increase in cash and cash equivalents	—	(842.8)	—	5,968.7	—	5,125.9
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$—	$27.7	$—	$6,334.2	$—	$6,361.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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

The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. For the restructuring activities that have been initiated to date, the Company estimates that it will incur aggregate pre-tax charges ranging between $190.0 million and $225.0 million, inclusive of the 2016 and year to date 2017 restructuring charges of $189.0 million. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.

The following table summarizes the restructuring charges and the reserve activity from December 31, 2016 to June 30, 2017:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2016:	$138.6	$1.6	$140.2
Charges	9.6	13.5	23.1
Reclassifications	(8.3)	8.3	—
Cash payment	(54.2)	(1.0)	(55.2)
Utilization	—	(19.8)	(19.8)
Foreign currency translation	(9.8)	—	(9.8)
Balance at March 31, 2017:	$75.9	$2.6	$78.5
Charges (1)	13.2	3.0	16.2
Cash payment	(32.4)	(1.9)	(34.3)
Utilization	—	(1.8)	(1.8)
Foreign currency translation	(4.4)	—	(4.4)
Balance at June 30, 2017:	$52.3	$1.9	$54.2
____________

(1)
For the three months ended June 30, 2017, total restructuring charges in North America, Europe, Rest of World, and Corporate / Other were approximately $0.8 million, $13.0 million, $1.8 million, and $0.6 million respectively. For the six months ended June 30, 2017, total restructuring charges in North America, Europe, Rest of World and Corporate / Other were approximately $7.2 million, $16.6 million, $14.6 million and $0.9 million, respectively.

At June 30, 2017 and December 31, 2016, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the Condensed Consolidated Balance Sheets.

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
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila and the acquired EPD Business, and certain other acquisitions.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters or the inability or denial of Merck KGaA, Strides Arcolab, Abbott Laboratories, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.
Some of these governmental inquiries, investigations, proceedings and litigation matters with which the Company is involved are described below, and unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is also involved in other pending proceedings that, in the opinion of the Company based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s business, financial position, results of operations, cash flows and/or ordinary share price. If and when such other pending proceedings, in the opinion of the Company, become material, the Company will disclose such matters.
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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At June 30, 2017, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. We are not aware of any outstanding related claims.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers, and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers for approximately $16 million. Plaintiffs have not yet moved for preliminary approval of that settlement. In December 2016, Mylan reached a settlement with the putative direct purchaser class and the retailer opt-out plaintiffs for $165 million, of which approximately $68.5 million was paid before December 31, 2016. The settlement with the retailer opt-out plaintiffs has been completed. On February 3, 2017, the putative direct purchaser class moved for preliminary approval of the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

settlement. On June 8, 2017, Mylan and Apotex agreed to a settlement in principle. The Company has also received subpoenas from certain state Attorneys General requesting documents related to the modafinil patent litigation.
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
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. The petition was filed by the State of Louisiana purportedly in its capacity as an indirect purchaser. On May 16, 2016, the Judicial District Court deferred Mylan’s declinatory exception of no personal jurisdiction and its peremptory exception of prescription, and granted in part and denied in part Mylan’s peremptory exceptions of no cause of action and no right of action. On June 30, 2016, the plaintiff filed a supplemental and amended petition. The defendants filed a motion to strike and joint peremptory exceptions to the amended petition. On July 21, 2016, the plaintiff filed in the First Circuit Court of Appeal its application for a supervisory writ regarding the granting of defendant’s exceptions, which the defendants opposed. The appeal was denied on October 31, 2016. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil, which Mylan opposed. On June 27, 2016, the Judicial District Court declined to consolidate Mylan’s case with the other four actions, with leave to renew the consolidation request after filing the above-referenced amended petition. On July 21, 2016, the plaintiff filed a motion to reurge consolidation. Subsequently, the action to which plaintiff seeks to join Mylan was stayed, resulting in a stay of the consolidation motion. On December 8, 2016, Mylan’s peremptory exceptions of no cause of action with respect to the supplemental and amended petition were granted in their entirety and with prejudice and judgment was entered. On February 17, 2017, the plaintiff filed in the 19th Judicial District Court a motion for appeal, which the Judicial District Court granted on February 21, 2017. The appeal was lodged with the First Circuit Court of Appeal on April 4, 2017. Briefing on the appeal has been completed and a decision is pending.
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
The Company has a total accrual of approximately $132.5 million related to this matter at June 30, 2017, which is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015; however they have since abandoned and dismissed their appeal of the District Court’s dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016 and the briefing has been completed. The case was stayed pending the resolution of the indirect purchasers’ appeal against the defendants remaining in that case. A decision was issued by the Second Circuit on February 8, 2017, reversing in part and affirming in part, the District Court’s decision as to the remaining defendants. Following this decision, the direct purchasers filed an amended complaint; Mylan’s motion to dismiss is pending.
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan is fully cooperating with the SEC.
EpiPen® Auto-Injector and Certain Congressional Matters
Classification of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector
In November 2014, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. The Company complied with various information requests received from the DOJ pursuant to the subpoena. The question in the underlying matter is whether EpiPen® Auto-Injector should be classified with the Centers for Medicare and Medicaid Services (“CMS”) as a non-innovator drug under the applicable definition in the Medicaid Rebate statute and subject to the formula that is used to calculate rebates to Medicaid for such drugs. EpiPen® Auto-Injector has been classified with CMS as a non-innovator drug since before Mylan acquired the product in 2007 based on longstanding written guidance from the federal government. Beginning in August 2016, questions regarding the pricing of the EpiPen® Auto-Injector significantly increased and the Company has received or has been the subject of additional inquiries, including with respect to the classification of EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program and certain other federal programs, from committees and members of Congress and from other federal and state governmental agencies.
Subsequent to these developments, on October 7, 2016, Mylan agreed to the terms of a $465 million settlement, plus interest, with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. The terms of the settlement do not provide for any finding of wrongdoing on the part of Mylan Inc. or any of its affiliated entities or personnel. The settlement terms provide for resolution of all potential Medicaid rebate liability claims by federal and state governments as to whether the product should have been classified as an innovator drug for Medicaid Drug Rebate Program purposes, and subject to a higher rebate formula. In connection with the settlement, Mylan expects to enter into a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. Mylan continues to work with the government to finalize the settlement. When the settlement is finalized, Mylan expects to classify the EpiPen® Auto-Injector as an innovator drug effective April 1, 2017, and as such the Company has accrued the higher rebate amount since April 1, 2017, consistent with the terms of the settlement. During the year ended December 31, 2016, the Company recorded an accrual of $465 million related to the DOJ settlement and during the six months ended June 30, 2017 recorded an additional accrual for interest related to the settlement amount.
Department of Veterans Affairs Request for Information

On June 30, 2017, the Company responded to a request for information from the Department of Veterans Affairs (VA) (acting on behalf of itself and other government agencies) requesting certain historical pricing data related to the EpiPen® Auto-Injector.  The Company and the VA are engaged in a continuing dialogue regarding whether the EpiPen® Auto-Injector should be classified as a covered drug under Section 603 of the Veterans Health Care Act of 1992, Public Law 102-585.  The EpiPen® Auto-Injector has been classified as a non covered drug with the VA based upon long standing written guidance from the federal government. The Company is fully cooperating with the VA.
SEC Request for Information/Subpoena
On October 7, 2016, Mylan received a document request from the Division of Enforcement at the SEC seeking communications with CMS and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the $465 million Medicaid Drug Rebate Program settlement with the DOJ announced on October 7, 2016 and the classification of the EpiPen® Auto-Injector under the Medicaid Drug Rebate Program. On February 6, 2017, Mylan received a subpoena from the SEC in this matter, seeking additional documents. Mylan is fully cooperating with the SEC.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016 requesting information regarding Mylan’s accounting treatment for this settlement with the DOJ. The Company responded to the comment letter in May 2017 and will continue to cooperate fully with the SEC.
FTC Request for Information
On November 18, 2016, Mylan received a request from the FTC Bureau of Competition seeking documents and information relating to its preliminary investigation into potential anticompetitive practices relating to epinephrine auto-injectors. Mylan is fully cooperating with the FTC.
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, after the actions were consolidated, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). Defendants’ motion to dismiss the consolidated amended complaint was filed on May 30, 2017 and will be fully briefed by September 22, 2017. We believe that the claims in the consolidated amended complaint are without merit and intend to defend against them vigorously.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

EpiPen® Auto-Injector Civil Litigation
Beginning in August 2016, Mylan Specialty L.P. and other Mylan-affiliated entities have been named as defendants in fourteen putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies also have been named as defendants in some of the class actions. These lawsuits were filed in the U.S. District Courts for the Northern District of California, Northern District of Illinois, District of Kansas, Eastern District of Michigan, Western District of Washington, District of New Jersey, the Southern District of Alabama, and the Western District of Pennsylvania, as well as the Hamilton County, Ohio Court of Common Pleas (later removed to the Southern District of Ohio). All of these lawsuits have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against Mylan Inc. and Mylan Specialty L.P. in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL in the U.S. District Court for the District of Kansas. In this lawsuit, Sanofi alleges exclusive dealings and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Mylan’s Motion to Dismiss is pending.  We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector State AG Investigations
Beginning in August 2016, the Company and certain of its affiliated entities have received subpoenas and informal requests from various state attorneys general seeking information and documents relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The Company is fully cooperating with the various state attorneys general.
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
The Company has a total accrual of approximately $481.5 million related to this matter at June 30, 2017, which is included in other current liabilities in the Condensed Consolidated Balance Sheets. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 19 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, consolidated financial condition, results of operations, cash flows and/or ordinary share price in future periods.
Opioid Subpoena and Congressional Request
On July 27, 2017, Mylan N.V. received a subpoena from the U.S. DOJ seeking information relating to opioids manufactured, marketed or sold by Mylan during the period from January 1, 2013 to December 31, 2016. Mylan is fully cooperating with the DOJ. Mylan also has responded to a letter from the ranking member of the U.S. Senate Committee on Homeland Security and Governmental Affairs seeking information relating to sales, marketing and educational strategies for opioid products manufactured by Mylan.

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
On September 8, 2016, a subsidiary of Mylan N.V., as well as certain employees and a member of senior management, received subpoenas from the DOJ seeking additional information relating to the marketing, pricing and sale of our generic Cidofovir, Glipizide-metformin, Propranolol and Verapamil products and any communications with competitors about such products. Related search warrants also were executed. The Company is fully cooperating with the DOJ.
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. The Company is fully cooperating with the Attorney General of Connecticut.
Civil Litigation
On March 2, 2016, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania (“EDPA”) by indirect purchasers against Mylan and several other manufacturers, generally alleging anticompetitive conduct with respect to certain generic doxycycline and digoxin products. The complaint alleges harm under federal antitrust laws, state antitrust laws, state consumer protection laws and theories of unjust enrichment. Subsequently, additional cases were filed by indirect purchasers, direct purchasers and one independent pharmacy. These cases are now consolidated in an MDL proceeding in the EDPA. twenty-two total doxycycline/digoxin cases have been filed. Similar lawsuits filed by direct and indirect purchasers involving Mylan’s pravastatin (13 cases), divalproex (9 cases), levothyroxine (11 cases), propranolol (11 cases), clomipramine (9 cases), albuterol (5 cases), benazepril (3 cases) and amitriptyline (5 cases) products (as well as non-Mylan products clobatesol, desonide, fluocinonide, econazole, lidocaine/prilocaine, glyburide, ursodiol and baclofen) have also been consolidated in the MDL proceeding. Eighty-eight total cases have been filed against Mylan. We are awaiting the filing of consolidated amended complaints. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.

A complaint was filed on January 31, 2017 by putative classes of direct and indirect purchasers against Mylan Pharmaceuticals Inc. and other pharmaceutical manufacturers in the United States District Court for the District of Connecticut. Plaintiffs generally allege anticompetitive conduct and RICO violations with respect to, among other things, certain Doxycycline products. This case has been transferred to the above-mentioned MDL. Mylan Pharmaceuticals Inc. believes that the claims in this lawsuit are without merit and intends to defend against them vigorously.

Attorneys General Litigation
On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, Doxycycline Hyclate Delayed Release. On March 1, 2017, the complaint was amended to add the attorneys general of twenty additional states; the complaint alleges violation of federal and state antitrust laws, as well as violation of various states’ consumer protection laws. On July 17, 2017, another complaint containing similar allegations as those contained in the complaints referenced above was filed by four additional states and the District of Columbia. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. We believe that the claims in this lawsuit against Mylan are without merit and intend to defend against them vigorously.
Tax Court Proceeding

The Company's U.S. federal income tax returns for 2007 through 2011 have been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether the proceeds received by the Company in connection with the 2008 sale of its rights in nebivolol constituted a capital gain or ordinary income.  On May 16, 2017, the Company and the IRS filed a joint stipulation of settled issues with the Tax Court that resolved all issues in this dispute.  The final computations resulting from the stipulation are being prepared by the Company and the IRS, and will be filed with the Tax Court after review by the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Joint Committee on Taxation, if required. The Company expects that a portion of its unrecognized tax benefits will be reduced as a result of the resolution of this dispute.
European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the European Economic Area Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan, Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan, as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the European Union. A hearing on the appeal before the General Court of the European Union was held in June 2017 and a decision is pending.
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s decision to the General Court of the EU and a hearing took place on October 8, 2015. On September 8, 2016, the General Court dismissed all appeals against the European Commission’s decision. Mylan filed an appeal of the decision on November 18, 2016 to the European Court of Justice. The United Kingdom has applied to intervene in this proceeding. The Company has accrued approximately $8.6 million and $8.2 million as of June 30, 2017 and December 31, 2016, respectively, related to this matter. Generics [U.K.] Limited has received notices from NHS Departments across the United Kingdom stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, “GlaxoSmithKline”), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, “Alpharma”), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

previously traded as Ivax Pharmaceuticals UK) (together, “Ivax”). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at June 30, 2017. Generics [U.K.] Limited has appealed the decision. The hearing before the Competition Appeals Tribunal concluded on March 30, 2017 and the parties are presently awaiting a decision.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to Phenytoin, Alendronate Sodium and Reglan. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $9.9 million and $31.5 million at June 30, 2017 and December 31, 2016, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $9.7 million accrued related to these various other legal proceedings at June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan and products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; actions and decisions of healthcare and pharmaceutical regulators; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction the Meda Transaction, and the December 2016 announced restructuring program in certain locations, within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; with respect to the Medicaid Drug Rebate Program settlement, the inability or unwillingness on the part of any of the parties to finalize the settlement, any legal or regulatory challenges to the settlement, and any failure by third parties to comply with their contractual obligations; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products, including but not limited to generic Advair, to market; success of clinical trials and Mylan’s ability to execute on new product opportunities, including but not limited to generic Advair; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) to meet anticipated demand; the potential impact of any change in patient access to the EpiPen® Auto-Injector and the introduction of a generic version of the EpiPen® Auto-Injector; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
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
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. During the three and six months ended June 30, 2017, the Company recorded pre-tax charges of $16.2 million and $39.3 million, respectively. Included within the charges during the six months ended June 30, 2017 were $13.3 million for non-cash asset impairment charges. The charges during the three months ended June 30, 2017 mainly relate to severance and employee benefits. The continued restructuring actions are expected to be implemented through fiscal year 2018. For the restructuring activities that have been undertaken to date, the Company estimates that it will incur aggregate pre-tax charges ranging between $190.0 million and $225.0 million, inclusive of the 2016 and year to date 2017 restructuring charges of $189.0 million. In addition, as a result of the restructuring activities that have been undertaken to date, management believes the potential annual savings will be between approximately $175.0 million and $225.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
Financial Summary
The tables below are a summary of the Company’s financial results for the three and six months ended June 30, 2017 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2017	2016	Change	% Change
Total revenues	$2,962.2	$2,560.7	$401.5	16%
Gross profit	1,225.4	1,171.7	53.7	5%
Earnings from operations	473.4	410.9	62.5	15%
Net earnings	297.0	168.4	128.6	76%
Diluted earnings per ordinary share	$0.55	$0.33	$0.22	67%

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2017	2016	Change	% Change
Total revenues	$5,681.7	$4,752.0	$929.7	20%
Gross profit	2,310.4	2,078.7	231.7	11%
Earnings from operations	700.6	516.5	184.1	36%
Net earnings	363.4	182.3	181.1	99%
Diluted earnings per ordinary share	$0.68	$0.36	$0.32	89%
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and consolidated total revenues on an actual and constant currency basis for the three and six months ended June 30, 2017 and 2016.

More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted earnings and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
(In millions)	2017	2016	% Change	2017 Currency Impact (1)	2017 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America (3)	$1,279.6	$1,401.5	(9)%	$3.0	$1,282.6	(8)%
Europe (3)	954.3	600.9	59%	18.8	973.1	62%
Rest of World (3)	692.6	537.5	29%	(8.1)	684.5	27%
Total third party net sales (3)	2,926.5	2,539.9	15%	13.7	2,940.2	16%

Other third party revenues	35.7	20.8	72%	0.3	36.0	73%
Consolidated total revenues	$2,962.2	$2,560.7	16%	$14.0	$2,976.2	16%
____________

(1)	Currency impact is shown as unfavorable (favorable).

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

Total Revenues
For the current quarter, Mylan reported total revenues of $2.96 billion, compared to $2.56 billion for the comparable prior year period, representing an increase of $401.5 million, or 16%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.93 billion, compared to $2.54 billion for the comparable prior year period, representing an increase of $386.6 million, or 15%. Other third party revenues for the current quarter were $35.7 million, compared to $20.8 million for the comparable prior year period, an increase of $14.9 million. The increase in other third party revenues was principally the result of an increase in royalty income from arrangements acquired in the Meda acquisition.
The increase in total revenues included third party net sales growth in the Europe segment of 59%, and in the Rest of World segment of 29%. Third party net sales declined in the North America segment by 9%. Also contributing to the overall increase in total revenues was net sales from the acquisitions of Meda and the Topicals Business totaling approximately $633.1 million. This increase was partially offset by a net decrease in net sales of existing products and lower new product introductions of approximately $232.9 million. The decrease from existing products was due primarily to lower pricing and, to a lesser extent, lower volumes in the current period. Mylan’s current quarter total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, the United Kingdom, and Japan, which was partially offset by the favorable impact from changes in the Indian Rupee. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $14.0 million resulting in an increase in constant currency total revenues of approximately $415.5 million, or 16%.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 24% and 34% of the Company’s net sales for the three months ended June 30, 2017 and 2016, respectively.

Mylan offers one of the industry’s broadest product portfolios, including generic, brand name and OTC products in a variety of dosage forms and therapeutic categories. Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.

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
Third party net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows third party net sales by segment for the three months ended June 30, 2017 and 2016 and the increase (decrease) period over period:
North America Segment
Third party net sales from North America decreased by $121.9 million or 9% during the three months ended June 30, 2017 when compared to the prior year period. Net sales from the acquisitions of Meda and the Topicals Business totaled approximately $150.7 million in the current quarter. Net sales were negatively impacted in the current quarter due to a decline in sales of existing products as a result of lower pricing and volume. As anticipated, the U.S. generics products experienced price erosion in the mid-single digits. Sales of the EpiPen® Auto-Injector declined in the current quarter as a result of increased competition, the impact of the launch of the authorized generic and higher accrued governmental rebates. The impact of foreign currency translation on current period third party net sales was less than 1% within North America.
Europe Segment
Third party net sales from Europe increased by $353.4 million or 59% during the three months ended June 30, 2017 when compared to the prior year period. The increase was primarily the result of net sales from the acquisition of Meda which totaled approximately $378.2 million. This increase was partially offset by lower volume on existing products. The unfavorable impact of foreign currency translation on current period third party net sales was $18.8 million, or 3% within Europe. As such, constant currency third party net sales increased by approximately $372.2 million, or 62% when compared to the prior year period.
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
Rest of World Segment
Third party net sales from Rest of World increased by $155.1 million, or 29% during the three months ended June 30, 2017 when compared to the prior year period. This increase was primarily driven by the acquisition of Meda which contributed net sales of approximately $104.2 million. In addition, net sales from existing products increased principally as a result of higher sales from our anti-retroviral (“ARV”) franchise, including active pharmaceutical ingredients, and increased sales in emerging markets. Sales from new products, primarily in Australia, also had a favorable impact. Throughout the segment, sales from new products and higher volumes on existing products more than offset lower pricing. Third party net sales from Rest of World were favorably impacted by the effect of foreign currency translation by approximately $8 million, or 2% during the three months ended June 30, 2017. As such, constant currency third party net sales increased by approximately $146.9 million, or 27%.
In addition to third party net sales, the Rest of World segment supplies finished dosage form (“FDF”) generic products and API, primarily from Mylan India, to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales related to this strategy were approximately $74.0 million and $87.2 million in the three months ended June 30, 2017 and 2016, respectively. These intercompany sales are eliminated in consolidation and therefore are not included in the consolidated third party net sales.
Third party net sales in Japan were flat when compared to the prior year period. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
As a result of the acquisition of Meda, we have significantly expanded and strengthened our presence in emerging markets including China, Southeast Asia and the Middle East. These markets provide opportunities for future growth and expansion and are complemented by Mylan’s historical presence in India, Brazil and certain countries in Africa (including South Africa).
Cost of Sales and Gross Profit
Cost of sales increased from $1.39 billion for the three months ended June 30, 2016 to $1.74 billion for the three months ended June 30, 2017, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2017 was $1.23 billion and gross margins were 41%. For the three months ended June 30, 2016, gross profit was $1.17 billion and gross margins were 46%. Gross margins were negatively impacted in the current quarter by increased amortization expense as a result of the acquisitions of Meda and the Topicals Business by approximately 335 basis points, lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 320 basis points, partially offset by the contributions from the acquired businesses noted above. Adjusted gross margins were approximately 54% for the three months ended June 30, 2017, compared to approximately 56% for the three months ended June 30, 2016. For the quarter ended June 30, 2017, adjusted gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 260 basis points, partially offset by the contributions from the acquired businesses noted above.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is as follows:

	Three Months Ended
	June 30,
(In millions)	2017	2016
U.S. GAAP cost of sales	$1,736.8	$1,389.0
Deduct:
Purchase accounting amortization and other related items	(350.2)	(249.7)
Restructuring related costs	(3.4)	(2.6)
Acquisition related items	(7.6)	(12.8)
Other special items	(8.4)	(8.4)
Adjusted cost of sales	$1,367.2	$1,115.5

Adjusted gross profit (a)	$1,595.0	$1,445.2

Adjusted gross margin (a)	54%	56%
___________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2017 was $181.1 million, compared to $179.5 million for the comparable prior year period, an increase of $1.6 million. The increase was due to the impact of acquisitions which increased R&D expense by approximately $16 million in the current quarter. Partially offsetting this increase was lower expenditures related to the Company’s respiratory programs due to the timing of clinical activities when compared to the prior year period.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $620.9 million, compared to $581.4 million for the comparable prior year period, an increase of $39.5 million. The increase in SG&A is primarily due to the additional expense related to acquisitions which increased SG&A by approximately $120.5 million in the current quarter. Partially offsetting this increase were lower acquisition related costs, including consulting and legal costs, and the benefit of integration activities in the current quarter.
Litigation Settlements and Other Contingencies, Net
During the three months ended June 30, 2017 and 2016, the Company recorded a gain, net of $50.0 million and a gain, net of $0.1 million, respectively. During the three months ended June 30, 2017, the Company recorded a gain of approximately $88.1 million for a fair value adjustment related to the contingent consideration for the respiratory delivery platform. The fair value adjustment was the result of changes to assumptions relating to the timing of the product launch along with other competitive and market factors. Offsetting this gain were litigation accruals of approximately $38.3 million primarily related to the modafinil and EpiPen® Auto-Injector litigation matters. In the prior year period, the Company resolved a number of litigation matters for immaterial amounts.
Interest Expense
Interest expense for the three months ended June 30, 2017 totaled $136.3 million, compared to $90.3 million for the three months ended June 30, 2016, an increase of $46.0 million. The increase in the current quarter is primarily due to $66.9 million of interest expense related to the issuance of the senior notes in June of 2016 and the Euro senior notes issued in

November of 2016. This increase was partially offset by the repayment of the 1.800% Senior Notes due 2016, the 1.350% Senior Notes due 2016 in June and November of 2016, respectively.
Other Expense, Net
Other expense, net, was $12.4 million in the current quarter, compared to $117.5 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
(In millions)	2017	2016
Losses from equity affiliates, primarily clean energy investments	$21.7	$24.9
Foreign exchange (gains)/losses, net	(7.8)	67.9
Write off of deferred financing fees	1.1	30.2
Other gains, net	(2.6)	(5.5)
Other expense, net	$12.4	$117.5
In the prior year period, other expense, net included foreign exchange losses of $67.9 million which included $84.2 million of unrealized mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts related to the Meda acquisition partially offset by foreign currency gains, and the write off of approximately $30.2 million of financing fees related to the termination of the bridge credit agreement relating to the Meda acquisition.
Income Tax Provision
For the three months ended June 30, 2017, the Company recognized an income tax provision of $27.7 million, compared to $34.7 million for the comparable prior year period. The effective tax rate was 8.5% and 17.1% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three months ended June 30, 2017 versus the comparable prior year period was impacted by the changing mix of income earned in jurisdictions with differing tax rates and statutory releases of certain tax uncertainties.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
(In millions)	2017	2016	% Change	2017 Currency Impact (1)	2017 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America (3)	$2,494.5	$2,559.0	(3)%	$0.8	$2,495.3	(2)%
Europe (3)	1,846.3	1,185.2	56%	43.1	1,889.4	59%
Rest of World (3)	1,273.1	971.8	31%	(20.8)	1,252.3	29%
Total third party net sales (3)	5,613.9	4,716.0	19%	23.1	5,637.0	20%

Other third party revenues	67.8	36.0	88%	0.5	68.3	90%
Consolidated total revenues	$5,681.7	$4,752.0	20%	$23.6	$5,705.3	20%
____________

(1)	Currency impact is shown as unfavorable (favorable).

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

Total Revenues
For the six months ended June 30, 2017, Mylan reported total revenues of $5.68 billion, compared to $4.75 billion for the comparable prior year period, representing an increase of $929.7 million, or 20%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the six months ended June 30, 2017 were $5.61 billion, compared to $4.72 billion for the comparable prior year period, representing an increase of $897.9 million, or 19%. Other third party revenues for the six months ended June 30, 2017 were $67.8 million, compared to $36.0 million for the comparable prior year period, an increase of $31.8 million. The increase in other third party revenues was principally the result of an increase in royalty income from arrangements acquired in the Meda acquisition.
The increase in total revenues included third party net sales growth in the Europe segment of 56%, and in the Rest of World segment of 31%. Third party net sales declined in the North America segment by 3%. Contributing to the overall increase in total revenues were net sales from the acquisitions of Meda and the Topicals Business of approximately $1.24 billion . This increase was partially offset by a net decrease in net sales from existing products and lower new product introductions of approximately $318.0 million. The decrease from existing products was due primarily to lower pricing and, to a lesser extent, lower volumes in the current period. Mylan’s total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, the United Kingdom, and Japan, which was partially offset by the favorable impact from changes in the Indian Rupee. The unfavorable impact of foreign currency translation on current year total revenues was approximately $23.6 million resulting in an increase in constant currency total revenues of approximately $953.3 million, or 20%.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 22% and 30% of the Company’s net sales for the six months ended June 30, 2017 and 2016, respectively.
Third party net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows third party net sales by segment for the six months ended June 30, 2017 and 2016 and the increase (decrease) period over period:
North America Segment
Third party net sales from North America decreased by $64.5 million or 3% during the six months ended June 30, 2017 when compared to the prior year period. Net sales of existing products decreased due to lower pricing and volume. This was partially offset by net sales from the acquisitions of Meda and the Topicals Business, totaling approximately $332.0 million. For the six month period ending June 30, 2017, the U.S. generics products experienced price erosion in the mid-single digits. Sales of the EpiPen® Auto-Injector declined in the six month period as a result of increased competition, the impact of the launch of the authorized generic and higher accrued governmental rebates. The impact of foreign currency translation on the current period third party net sales was insignificant within North America.

Europe Segment
Third party net sales from Europe increased by $661.1 million or 56% during the six months ended June 30, 2017 when compared to the prior year period. This increase was primarily the result of net sales from the acquisition of Meda of approximately $716.0 million during the six months ended June 30, 2017. Net sales of existing products decreased primarily as a result of lower volume. The unfavorable impact of foreign currency translation on current period third party net sales was $43.1 million, or 4% within Europe. Constant currency third party net sales increased by approximately $704.2 million, or 59% when compared to the prior year period.
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
Rest of World Segment
Third party net sales from Rest of World increased by $301.3 million or 31% during the six months ended June 30, 2017 when compared to the prior year period. This increase was primarily the result of net sales from the acquisition of Meda totaling approximately $190.9 million.  In addition, net sales from existing products increased principally as a result of higher sales from our ARV franchise. Throughout the segment, sales from new products, particularly in Australia, and higher volumes on existing products more than offset lower pricing. The favorable impact of foreign currency translation was $20.8 million, or 2%. Constant currency third party net sales increased by approximately $280.5 million, or 29%.
In addition to third party net sales, the Rest of World segment also supplies FDF generic products and API, primarily from Mylan India, to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales related to this strategy were approximately $163.8 million and $158.4 million in the six months ended June 30, 2017 and 2016, respectively. These intercompany sales are eliminated in consolidation and are not included in the consolidated third party net sales.
Third party net sales in Japan were flat when compared to the prior year period. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.

As a result of the acquisition of Meda, we have significantly expanded and strengthened our presence in emerging markets including China, Southeast Asia and the Middle East. These markets provide opportunities for future growth and expansion and are complemented by Mylan’s historical presence in India, Brazil and certain countries in Africa (including South Africa).
Cost of Sales and Gross Profit
Cost of sales increased from $2.67 billion for the six months ended June 30, 2016 to $3.37 billion for the six months ended June 30, 2017. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs, restructuring, and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the six months ended June 30, 2017 was $2.31 billion and gross margins were 41%. For the six months ended June 30, 2016, gross profit was $2.08 billion and gross margins were 44%. Gross margins were negatively impacted in the current period by increased amortization expense as a result of the acquisitions of Meda and the Topicals Business by approximately 350 basis points, lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 250 basis points, partially offset by the contributions from the acquired businesses noted above. Adjusted gross margins were approximately 54% for the six months ended June 30, 2017, compared to approximately 55% for the six months ended June 30, 2016. Adjusted gross margins were negatively impacted in the current period as a result of lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 200 basis points, partially offset by the contributions from the acquired businesses noted above.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is as follows:

	Six Months Ended
	June 30,
(In millions)	2017	2016
U.S. GAAP cost of sales	$3,371.3	$2,673.3
Deduct:
Purchase accounting amortization and other related items	(693.5)	(493.3)
Acquisition related costs	(13.5)	(31.3)
Restructuring related costs	(16.3)	(4.0)
Other special items	(15.5)	(22.2)
Adjusted cost of sales	$2,632.5	$2,122.5

Adjusted gross profit (a)	$3,049.2	$2,629.5

Adjusted gross margin (a)	54%	55%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2017 was $398.6 million, compared to $433.1 million for the comparable prior year period, a decrease of $34.5 million. The decrease was due to lower expenditures totaling approximately $60.6 million principally related to the Company’s respiratory and biologics programs due to the timing of clinical activities when compared to the prior year period. Offsetting this decrease was the impact from the acquisitions of Meda and the Topicals Business, which increased R&D expense by approximately $31.9 million in the current year period.
Additionally, during the six months ended June 30, 2017, the Company entered into a joint development and marketing agreement for a respiratory product resulting in approximately $50 million in R&D expense. In the prior year period, the Company made an upfront payment to Momenta Pharmaceuticals, Inc. (“Momenta”) for $45 million related to the Company’s collaboration agreement with Momenta which was entered into on January 8, 2016.
Selling, General & Administrative Expense
SG&A for the six months ended June 30, 2017 was $1.25 billion, compared to $1.13 billion for the comparable prior year period, an increase of $121.5 million. The increase is due primarily to additional expense related to the acquisitions of Meda and the Topicals Business which increased SG&A by approximately $249.6 million. Partially offsetting this increase were lower acquisition related costs, including consulting and legal costs, and the benefit of integration activities in the current period.
Litigation Settlements and Other Contingencies, Net
During the six months ended June 30, 2017, and 2016, the Company recorded net gains of $41.0 million, and $1.6 million, respectively. During the six months ended June 30, 2017, the Company recorded a gain of approximately $88.1 million for a fair value adjustment related to the contingent consideration for the respiratory delivery platform. The fair value adjustment was the result of changes to assumptions relating to the timing of the product launch along with other competitive and market factors. Offsetting this gain, were litigation accruals of approximately $37.3 million primarily related to the modafinil and EpiPen® Auto-Injector litigation matters and a fair value loss of $9.9 million related to Jai Pharma Limited contingent consideration.  During the six months ended June 30, 2016 the gain was primarily related to the settlement of an intellectual property matter and a number of resolved immaterial litigation matters.
Interest Expense
Interest expense for the six months ended June 30, 2017 totaled $274.5 million, compared to $160.6 million for the six months ended June 30, 2016, an increase of $113.9 million. The increase in the current year is primarily due to approximately $141.5 million of interest related to the issuance of the senior notes in June 2016 and the Euro senior notes issued in November 2016.  This increase was partially offset by the repayment of the 1.800% Senior Notes due 2016 and the 1.350% Senior Notes due 2016 in June and November of 2016, respectively.
Other Expense, Net
Other expense, net, was $29.8 million for the six months ended June 30, 2017, compared $133.8 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended
	June 30,
(In millions)	2017	2016
Losses from equity affiliates, primarily clean energy investments	$54.9	$55.8
Foreign exchange (gains)/losses, net	(16.6)	53.7
Write off of deferred financing fees	3.1	33.2
Other gains, net	(11.6)	(8.9)
Other expense, net	$29.8	$133.8
In the prior year period, other expense, net included foreign exchange losses of $53.7 million which included $84.2 million of unrealized mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts that were entered into to economically hedge the SEK purchase price for the Meda acquisition, partially offset by foreign currency gains and the write off of approximately $33.2 million of financing fees related to the termination of the bridge credit agreement relating to the Meda acquisition.
Income Tax Provision
For the six months ended June 30, 2017, the Company recognized an income tax provision of $32.9 million, compared to an income tax provision of $39.8 million for the comparable prior year period. The effective tax rate was 8.3% and 17.9% for the six months ended June 30, 2017 and 2016, respectively.  The effective tax rate for the six months ended June 30, 2017 versus the comparable prior year period was impacted by the changing mix of income earned in jurisdictions with differing tax rates, statutory releases of certain tax uncertainties and the revaluation of deferred tax assets and liabilities in countries that changed their statutory corporate tax rate.
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

Reconciliation of Adjusted Net Earnings and Adjusted EPS
A reconciliation between net earnings and diluted earnings per share, as reported under U.S. GAAP, and adjusted earnings and adjusted EPS for the periods shown follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2017		2016		2017		2016
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$297.0	$0.55	$168.4	$0.33	$363.4	$0.68	$182.3	$0.36
Purchase accounting related amortization (primarily included in cost of sales) (a)	355.0		255.4		704.2		504.7
Litigation settlements, net (b)	38.2		(0.1)		37.3		(1.6)
Interest expense (primarily related to clean energy investment financing)	5.3		7.7		12.6		13.4
Accretion of contingent consideration liability and other fair value adjustments (c)	(79.9)		10.3		(62.2)		20.3
Clean energy investments pre-tax loss	21.7		20.1		44.0		45.6
Acquisition related costs (primarily included in SG&A and cost of sales) (d)	27.0		174.6		58.3		236.2
Restructuring related costs (e)	16.2		7.7		39.3		20.9
Other special items included in:
Cost of sales	8.0		8.4		15.1		22.2
Research and development expense (f)	9.7		10.3		74.8		76.4
Selling, general and administrative expense	2.0		7.2		7.9		2.2
Other expense, net	(0.8)		0.5		5.3		2.7
Tax effect of the above items and other income tax related items	(109.5)		(78.1)		(210.3)		(146.6)
Adjusted earnings and adjusted EPS	$589.9	$1.10	$592.4	$1.16	$1,089.7	$2.03	$978.7	$1.92
Weighted average diluted ordinary shares outstanding	537.0		509.7		537.0		509.6
____________
Significant items for the three and six months ended June 30, 2017 include the following:

(a)	The increase in purchase accounting related amortization is due to the amortization expense associated with the intangible assets related to the Topicals Business and Meda acquisitions.

(b)	Litigation settlements, net increase is due to additional accruals for the modafinil and EpiPen® Auto-Injector litigation matters.

(c)	Change to contingent consideration liability is due to a gain recognized for the fair value adjustment of $88.1 million for the respiratory delivery platform contingent liability.

(d)
Acquisition related costs incurred in 2016 primarily relate to the acquisition of the Topicals Business (June 2016) and costs related to the Meda acquisition. These costs primarily related to consulting, professional, and legal costs. Acquisition related costs incurred in 2017 consist primarily of integration activities.

(e)
Refer to Note 17 Restructuring included in Item 1 in this Form 10-Q. Of the total amount, approximately $3.4 million is included in cost of sales, $0.1 million is included in R&D, and $12.7 million is included in SG&A for the three months ended June 30, 2017. For the six months ended June 30, 2017, approximately $16.3 million is included in cost of sales, $1.4 million is included in R&D and $21.6 million is included in SG&A.

(f)
R&D expense for the three months ended June 30, 2017 includes $8.7 million related to Momenta collaboration expense. For the six months ended June 30, 2017, R&D expense includes an upfront expense of approximately $50 million related to a joint development and marketing agreement for a respiratory product, $14.5 million related to Momenta collaboration expense and other similar smaller agreements. For the six months ended June 30, 2016, R&D expense includes a $45 million upfront payment to Momenta and $15 million of milestone payments to Theravance Biopharma.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $1.02 billion for the six months ended June 30, 2017. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $523.6 million to $1.02 billion for the six months ended June 30, 2017, as compared to net cash provided by operating activities of $497.1 million for the six months ended June 30, 2016. Cash provided by operating activities is derived by net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in cash provided by operating activities was principally due to the following:

•
net earnings for the six months ended June 30, 2017 increased $181.1 million when compared to the prior year period, principally as a result of an increase in earnings from operations. Other significant factors impacting cash provided by operating activities in the current year include the following:

◦	an increase in non-cash expenses of $82.7 million, principally a result of increased depreciation and amortization as a result of recent acquisitions of approximately $236.2 million;

◦
a net increase in the amount of cash provided by changes in accounts receivable, including estimated sales allowances, of $502.9 million, reflecting the timing of sales, cash collections and customer credits issued related to sales allowances; and

◦	a net decrease of $95.6 million in the amount of cash used through changes in inventory balances.
These items were partially offset by the following:

•	a net increase in the amount of cash used through changes in trade accounts payable of $158.6 million as a result of the timing of cash payments;

•	a net increase in the amount of cash used through changes in income taxes of $56.7 million as a result of the level and timing of estimated tax payments made during the current period; and

•	a net increase in the amount of cash used through changes in other assets and liabilities of $123.4 million.

Investing Activities
Cash used in investing activities was $616.2 million for the six months ended June 30, 2017, as compared to $1.30 billion for the six months ended June 30, 2016, a net decrease of $685.1 million.
In 2017, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $71.6 million related to the acquisition of the remaining non-tendered shares of Meda in the compulsory acquisition proceeding;

•
payments for product rights and other, net totaling approximately $479.0 million, which included a payment of $50.0 million related to the acquisition of intellectual property rights for the Cold-EEZE® brand cold remedy line, a payment of $128.0 million related to the acquisition of additional intellectual property rights and marketing authorizations and a payment of $277.9 million related to the acquisition of a portfolio of generic product rights in the United States;

•	proceeds from the sale of certain European assets for approximately $31.1 million;

•	restricted cash decrease of $12.6 million in the current quarter due to amounts released from escrow for the payment of certain claims related to the Agila contingent consideration; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $109.3 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2017 calendar year are expected to be approximately $400 million to $500 million.

In 2016, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $943.3 million related to the Company’s acquisition of the Topicals Business;

•
restricted cash increase of approximately $50 million related to amounts deposited in escrow for potential contingent consideration payments in connection with the acquisition of the Topicals Business;

•
payments for product rights and other, net totaling approximately $180.0 million which included payments of $57.9 million to acquire a marketed pharmaceutical product and $90 million related to the acquisition of certain European intellectual property rights and marketing authorizations; and

•	capital expenditures, primarily for equipment and facilities, totaling approximately $121.0 million.
Financing Activities
Cash used in financing activities was $830.8 million for the six months ended June 30, 2017, compared to cash provided by financing activities of $5.92 billion for the six months ended June 30, 2016, a net decrease of $6.75 billion.

In 2017, significant items in financing activities included the following:

•	proceeds of €500 million related to the issuance of the 2020 Floating Rate Euro Notes;

•	a voluntarily prepayment of $1.33 billion of the 2016 Term Loans; and

•	net repayments of short-term borrowings of $42.7 million.
In 2016, significant items in financing activities included the following:

•
proceeds from long-term debt of $6.50 billion which was attributable to the Company’s issuance of $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026, and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 in the second quarter of 2016 in anticipation of the completion of the offer to acquire all of the outstanding shares of Meda;

•	payment of the principal amount of $500.0 million on the 1.800% Senior Notes due 2016 which matured on June 24, 2016.

•	net short-term borrowings of $54.7 million; and

•	payments of financing fees which totaled $92.3 million primarily related to a bridge credit agreement related to the Meda acquisition.
Capital Resources
Our cash and cash equivalents at our non-U.S. operations totaled $596.8 million at June 30, 2017. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity under the 2016 Revolving Facility, including the commercial paper program, and the Receivables Facility combined with cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.
The Company has access to $2.0 billion under the 2016 Revolving Facility which also includes a $200 million subfacility for the issuance of letters of credit, a $175 million sublimit for swingline borrowings. As of June 30, 2017, we had $193.1 million available under the $200 million subfacility on our 2016 Revolving Facility for the issuance of letters of credit. Up to $1.65 billion of the 2016 Revolving Facility may be used to support future borrowing under our commercial paper program.
In addition to the 2016 Revolving Facility, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”), which will expire in January 2018. Although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. Under the terms of the Receivables Facility, MPI sells certain accounts receivable to Mylan Securitization LLC, a wholly owned special purpose entity which in turn sells a percentage of ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. As of June 30, 2017, the Company had no amounts outstanding under the Receivables Facility.
At June 30, 2017, our long-term debt totaled $14.03 billion, as compared to $15.20 billion at December 31, 2016. The decrease in long-term debt was due to the prepayment of a portion of the 2016 Term Loans during the six months ended June 30, 2017 offset by the issuance of the 2020 Floating Rate Euro Notes. The total long-term debt balance at June 30, 2017 was comprised primarily of $275 million of term loans, $88.4 million of Medium Term Notes acquired from Meda, $12.60 billion of fixed rate senior notes and $1.14 billion of floating rate senior notes. In addition, at June 30, 2017, we had $958.2 million of long-term debt classified as current and payable within the next twelve months, as compared to $223.3 million at December 31, 2016. The increase to the current portion of long-term debt is due to the reclassification of the 2.600% Senior Notes due 2018 which mature in June 2018. In addition to the current portion of long-term debt, the Company has significant debt maturities in the fourth quarter of 2018, as the Floating Rate Euro Notes mature in November 2018 and the 3.000% Senior Notes due 2018 mature in December 2018. The Company intends to utilize available liquidity to fund these repayments.
For additional information regarding our debt agreements refer to Note 12 Debt in Item 1 in this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2017 are as follows for each of the periods ending December 31:
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
The 2016 Term Loans and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters. Following certain qualifying acquisitions (which includes our acquisition of Meda), at the Company’s election, the maximum ratio in the financial covenant will be increased to 4.25 to 1.00 for the three full quarters following such qualifying acquisition. We are compliant with this covenant at June 30, 2017, and we expect to remain in compliance for the next twelve months.
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
Our most significant contingent payment relates to the potential future consideration related to our December 2011 acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The Company has also recorded contingent consideration related to the acquisition of the Topicals Business, the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses, “Jai Pharma Limited”), the acquisition of Agila Specialties Private Limited (“Agila”) and certain other acquisitions. The amount of contingent consideration recorded was $466.0 million and $564.6 million at June 30, 2017 and December 31, 2016, respectively. In addition, the Company expects to incur approximately $25 million to $30 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
In conjunction with the Company’s Generic Drug User Fee Agreement goal date, on March 28, 2017, the Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application for the respiratory delivery platform. As of June 30, 2017, the Company has an IPR&D asset of $347.2 million. The Company performed an analysis and valuation of the IPR&D asset using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the IPR&D asset was not impaired at June 30, 2017. Additionally, a fair value adjustment was required for the related contingent consideration liability resulting in a gain of approximately $88.1 million for the three and six months ended June 30, 2017 based upon changes to assumptions relating to the timing of the product launch along with other competitive and market factors. The fair value of the contingent consideration liability was $356.1 million and was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 Financial Instruments and Risk Management in Item 1. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
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
Other Commitments
We involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which, could result in financial or other penalties or charges (civil and criminal) against the Company, including the possibility of not being able to conduct business in a specific jurisdiction. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our business, financial condition, results of operations, and cash flows and could cause the market value of our ordinary shares to decline. We have approximately $654 million accrued for legal contingencies. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila and the acquired EPD Business, and certain other acquisitions. The inability or denial of Merck KGaA, Strides Arcolab, Abbott Laboratories or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended June 30, 2017, the Company continued to implement and utilize a new Enterprise Resource Planning (“ERP”) system in certain countries, which, when completed, will handle the business, financial and administrative processes for the Company. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of 2017. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2017 on the effectiveness of its ICFR.

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

ITEM 6. EXHIBITS
4.1
Indenture, dated as of May 24, 2017, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 31, 2017, and incorporated herein by reference.

10.1	Form of Dealer Agreement among Mylan N.V., Mylan Inc. and the Dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on June 8, 2017, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 9, 2017

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
August 9, 2017

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