Form 10-Q
period 2017-09-30
Mylan N.V.
filed 2017-11-07
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 2, 2017, there were 536,436,323 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2017

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Net sales	$2,956.3	$3,029.5	$8,570.2	$7,745.5
Other revenues	30.8	27.6	98.6	63.6
Total revenues	2,987.1	3,057.1	8,668.8	7,809.1
Cost of sales	1,809.0	1,773.8	5,180.3	4,447.1
Gross profit	1,178.1	1,283.3	3,488.5	3,362.0
Operating expenses:
Research and development	182.3	199.1	580.9	632.2
Selling, general and administrative	664.6	656.9	1,916.8	1,787.6
Litigation settlements and other contingencies, net	15.2	558.0	(25.8)	556.4
Total operating expenses	862.1	1,414.0	2,471.9	2,976.2
Earnings (loss) from operations	316.0	(130.7)	1,016.6	385.8
Interest expense	131.8	144.4	406.3	305.0
Other expense, net	4.6	50.2	34.4	184.0
Earnings (loss) before income taxes	179.6	(325.3)	575.9	(103.2)
Income tax provision (benefit)	91.3	(205.5)	124.2	(165.7)
Net earnings (loss)	$88.3	$(119.8)	$451.7	$62.5
Earnings (loss) per ordinary share:
Basic	$0.17	$(0.23)	$0.84	$0.12
Diluted	$0.16	$(0.23)	$0.84	$0.12
Weighted average ordinary shares outstanding:
Basic	535.2	523.6	534.9	505.9
Diluted	537.0	523.6	537.0	515.2

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings (loss)	$88.3	$(119.8)	$451.7	$62.5
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	423.0	290.6	1,831.9	645.5
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	1.1	0.1	2.4	(0.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(4.5)	22.8	29.2	(22.9)
Net unrecognized loss on derivatives in net investment hedging relationships	(72.1)	(10.4)	(203.2)	(10.4)
Net unrealized (loss) gain on marketable securities	(8.9)	21.5	3.5	32.5
Other comprehensive earnings, before tax	338.6	324.6	1,663.8	644.4
Income tax (benefit) provision	(5.8)	13.7	11.3	0.5
Other comprehensive earnings, net of tax	344.4	310.9	1,652.5	643.9
Comprehensive earnings	$432.7	$191.1	$2,104.2	$706.4

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Assets
Current assets:
Cash and cash equivalents	$614.9	$998.8
Accounts receivable, net	3,220.2	3,310.9
Inventories	2,548.1	2,456.4
Prepaid expenses and other current assets	883.4	756.4
Total current assets	7,266.6	7,522.5
Property, plant and equipment, net	2,310.0	2,322.2
Intangible assets, net	15,270.5	14,447.8
Goodwill	9,984.7	9,231.9
Deferred income tax benefit	559.8	633.2
Other assets	427.3	568.6
Total assets	$35,818.9	$34,726.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,276.1	$1,348.1
Short-term borrowings	—	46.4
Income taxes payable	14.8	97.7
Current portion of long-term debt and other long-term obligations	793.0	290.0
Other current liabilities	2,900.1	3,258.5
Total current liabilities	4,984.0	5,040.7
Long-term debt	13,992.4	15,202.9
Deferred income tax liability	2,138.4	2,006.4
Other long-term obligations	1,412.5	1,358.6
Total liabilities	22,527.3	23,608.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 537,660,870 and 536,639,291 as of September 30, 2017 and December 31, 2016	6.0	6.0
Additional paid-in capital	8,570.5	8,499.3
Retained earnings	5,393.8	4,942.1
Accumulated other comprehensive loss	(611.2)	(2,263.7)
	13,359.1	11,183.7
Noncontrolling interest	—	1.4
Less: Treasury stock — at cost
Ordinary shares: 1,311,193 as of September 30, 2017 and December 31, 2016	67.5	67.5
Total equity	13,291.6	11,117.6
Total liabilities and equity	$35,818.9	$34,726.2

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$451.7	$62.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,279.8	1,046.4
Share-based compensation expense	64.2	71.1
Deferred income tax expense (benefit)	17.4	(356.6)
Loss from equity method investments	77.2	85.5
Other non-cash items	265.4	226.1
Litigation settlements and other contingencies, net	(45.2)	558.6
Write off of financing fees	—	35.8
Unrealized losses on acquisition-related foreign currency derivatives	—	128.6
Changes in operating assets and liabilities:
Accounts receivable	216.2	183.3
Inventories	(87.9)	(336.7)
Trade accounts payable	(187.4)	(45.0)
Income taxes	(149.3)	51.3
Other operating assets and liabilities, net	(332.8)	(13.2)
Net cash provided by operating activities	1,569.3	1,697.7
Cash flows from investing activities:
Cash paid for acquisitions, net	(71.6)	(6,151.7)
Capital expenditures	(156.4)	(239.5)
Proceeds from the sale of assets	31.1	—
Change in restricted cash	12.6	(50.5)
Purchase of marketable securities	(8.9)	(22.8)
Proceeds from the sale of marketable securities	8.9	15.8
Cash paid for Meda's unconditional deferred payment	—	(308.0)
Settlement of acquisition-related foreign currency derivatives	—	(128.6)
Payments for product rights and other, net	(558.8)	(196.3)
Net cash used in investing activities	(743.1)	(7,081.6)
Cash flows from financing activities:
Payments of long-term debt	(1,747.3)	(1,067.0)
Change in short-term borrowings, net	(48.3)	48.6
Taxes paid related to net share settlement of equity awards	(7.4)	(12.9)
Contingent consideration payments	(10.1)	(15.5)
Payments of financing fees	(8.7)	(95.3)
Proceeds from issuance of long-term debt	555.8	6,519.8
Proceeds from exercise of stock options	12.8	11.1
Acquisition of noncontrolling interest	—	(1.0)
Other items, net	(0.7)	1.6
Net cash (used in) provided by financing activities	(1,253.9)	5,389.4
Effect on cash of changes in exchange rates	43.8	15.1
Net (decrease) increase in cash and cash equivalents	(383.9)	20.6
Cash and cash equivalents — beginning of period	998.8	1,236.0
Cash and cash equivalents — end of period	$614.9	$1,256.6

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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable.
Accounts receivable are presented net of allowances relating to these provisions. No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the nine months ended September 30, 2017. Such allowances were $1.92 billion and $2.05 billion at September 30, 2017 and December 31, 2016, respectively. Other current liabilities include $808.9 million and $809.0 million at September 30, 2017 and December 31, 2016, respectively, for certain sales allowances and other adjustments that are settled in cash.
Accounts receivable, net was comprised of the following at September 30, 2017 and December 31, 2016, respectively:

(In millions)	September 30, 2017	December 31, 2016
Trade receivables, net	$2,822.6	$3,015.4
Other receivables	397.6	295.5
Accounts receivable, net	$3,220.2	$3,310.9
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $785.6 million and $1.13 billion of securitized accounts receivable at September 30, 2017 and December 31, 2016, respectively.

3.	Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP based on feedback received from preparers, auditors, users, and other stakeholders. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in any interim period. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. This guidance requires companies to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and gains or losses on plan assets) separately and exclude them from the subtotal of operating income. This guidance also allows only the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The update allows a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt this guidance as of January 1, 2017 and is applying it on a prospective basis. The adoption did not have a material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt this guidance as of January 1, 2017 and will apply it on a prospective basis. The adoption did not have a material impact on its condensed consolidated financial statements.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (updated with Accounting Standards Update 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company has substantially completed its review of revenue arrangements and currently is finalizing the quantification of any impact. Although the Company is continuing to assess the impact of the new standard, based upon its preliminary assessment, the Company believes that there may be arrangements under which the Company will recognize revenue earlier under the new standard, however such arrangements are not expected to be a significant part of the Company’s operations. In addition, upon implementation there may be certain changes in the presentation of certain items, including changes related to the classification of certain costs in the consolidated statements of operations. The Company currently expects to adopt the standard using the modified retrospective approach.

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
On November 1, 2016, the Company made an offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share (the “November Offer”) to provide such remaining shareholders with an opportunity to sell their shares in Meda to the Company in advance of the automatic acquisition of their shares for cash in connection with the compulsory acquisition proceeding. At the end of November 2016, Mylan completed the acquisition of approximately 19 million Meda shares duly tendered for aggregate cash consideration of approximately $330.3 million. In March 2017, the Company received full legal ownership to the remaining non-tendered Meda shares in exchange for a cash payment of approximately $71.6 million, equal to the uncontested portion of the compulsory acquisition price plus statutory interest, and the Company’s arrangement of a customary bank guarantee to secure the payment of any additional cash consideration that may be awarded to the former Meda shareholders in the compulsory acquisition proceeding. In October 2017, the arbitration tribunal awarded a price of 163.07kr per Meda share, plus statutory interest of 1.5% per annum, to the former Meda shareholders subject to the compulsory acquisition proceeding. Mylan expects to pay an additional approximately $0.9 million plus interest to such former Meda shareholders and, in accordance with Swedish law, pay the fees of the arbitrators and costs of other parties to the compulsory acquisition proceeding. Mylan expects that the award will become final in mid-December 2017, at which time Mylan will cause the bank guarantee to be released, definitively concluding the compulsory acquisition proceeding. As of September 30, 2017, the Company continues to maintain the bank guarantee as required by Swedish law.
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
During the nine months ended September 30, 2017, adjustments were made to the preliminary purchase price and are reflected as “Measurement Period Adjustments” in the table below. The allocation of the $6.92 billion purchase price to the assets acquired and liabilities assumed for Meda is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2016 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of September 30, 2017 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$482.5	$(9.2)	$473.3
Inventories	463.1	5.0	468.1
Property, plant and equipment	177.5	—	177.5
Identified intangible assets	8,060.7	—	8,060.7
Goodwill	3,676.9	7.7	3,684.6
Other assets	9.5	(0.7)	8.8
Total assets acquired	12,870.2	2.8	12,873.0
Current liabilities	(1,105.9)	(4.9)	(1,110.8)
Long-term debt, including current portion	(2,864.6)	—	(2,864.6)
Deferred tax liabilities	(1,613.9)	0.7	(1,613.2)
Pension and other postretirement benefits	(322.3)	—	(322.3)
Other noncurrent liabilities	(42.4)	1.4	(41.0)
Net assets acquired	$6,921.1	$—	$6,921.1
____________

(a)	As previously reported in the Company’s December 31, 2016 Annual Report on Form 10-K, as amended.

(b)
The measurement period adjustments recorded during the nine months ended September 30, 2017 are primarily related to certain income tax adjustments and working capital related estimates to reflect facts and circumstances that existed as of the acquisition date.

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
The identified intangible assets of $8.06 billion are comprised of product rights and licenses that have a weighted average useful life of 20 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $3.68 billion arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. Approximately $3.4 billion of goodwill recognized was allocated to the Europe segment, with approximately $290 million allocated to the North America segment, and approximately $6 million allocated to the Rest of World segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Renaissance Topicals Business
On June 15, 2016, the Company completed the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC (“Renaissance”) for approximately $1.0 billion in cash at closing, including amounts deposited into escrow for potential contingent payments, subject to customary adjustments. The Topicals Business provided the Company with a complementary portfolio of approximately 25 products, an active pipeline of approximately 25 products, and an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business also provided an integrated manufacturing and development platform. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $972.7 million, which includes estimated contingent consideration of approximately $16 million related to the potential $50 million payment contingent on the achievement of certain 2016 financial targets. The final resolution of the contingent consideration has not been completed at September 30, 2017. The $50 million contingent payment remains in escrow and is classified as restricted cash included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.
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
The acquisition of the Topicals Business broadened the Company’s dermatological portfolio. The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $275.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $48 million, which is expected to be incurred through 2019. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The goodwill of $318.6 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the North America segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on a pro forma basis for the three and nine month periods ended September 30, 2016.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Unaudited, in millions, except per share amounts)	2016	2016
Total revenues	$3,168.6	$9,008.2
Net (loss) earnings	$(111.4)	$132.0
(Loss) earnings per ordinary share:
Basic	$(0.21)	$0.25
Diluted	$(0.21)	$0.25
Weighted average ordinary shares outstanding:
Basic	533.9	526.9
Diluted	533.9	536.2
Other Transactions
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
On September 29, 2017, the Company completed the acquisition of intellectual property rights and marketing authorizations related to a product in certain markets for $40 million. The Company accounted for this transaction as an asset acquisition and the asset is being amortized over a useful life of five years.
On October 3, 2017, the Company completed the acquisition of a U.S. based developer and manufacturer of active pharmaceutical ingredients (“API”) for approximately $189 million, which includes $15 million of contingent payments based

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

on the achievement of certain financial results of the acquired business following the closing of the transaction. The Company will account for this transaction as the acquisition of a business. Due to the limited time since the acquisition date and limitations on access to the financial information prior to the acquisition date, the initial accounting for the business combination was incomplete at November 6, 2017. As a result, the Company was unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired resulting from the acquisition, including information related to contingencies and goodwill. The Company anticipates that the majority of the goodwill will be assigned to the North America and Rest of World segments and does not currently expect the goodwill recognized to be deductible for income tax purposes. The acquisition does not have a material impact on the Company’s results of operations on a pro forma basis for the three and nine month periods ended September 30, 2017 and 2016.
As part of the Meda acquisition, the Company acquired the in-licensed rights to Betadine in certain European markets. These rights were set to expire on December 31, 2017. Under the licensing agreement, Meda had a binding option to acquire a perpetual license for the rights to Betadine under certain conditions. In October 2017, the Company finalized an agreement to acquire the perpetual license. An estimated liability of approximately $300 million for the purchase of these rights was accrued for on the Meda acquisition opening balance sheet. The Company does not expect that a material adjustment to this liability will be necessary upon closing of the transaction in early 2018.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2016	7,699,441	$33.38
Granted	905,521	42.93
Exercised	(659,621)	19.62
Forfeited	(381,659)	49.16
Outstanding at September 30, 2017	7,563,682	$34.92
Vested and expected to vest at September 30, 2017	7,314,174	$34.53
Exercisable at September 30, 2017	5,707,402	$31.37
As of September 30, 2017, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 5.7 years, 5.6 years and 4.7 years, respectively. Also, at September 30, 2017, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had an aggregate intrinsic value of $36.6 million.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of September 30, 2017 and the changes during the nine months ended September 30, 2017 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2016	5,667,830	$42.46
Granted	1,402,907	44.04
Released	(500,854)	52.29
Forfeited	(274,034)	45.96
Nonvested at September 30, 2017	6,295,849	$41.88
As of September 30, 2017, the Company had $139.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.9 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2017 and 2016 was $34.7 million and $49.1 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Service cost	$5.0	$4.8	$15.1	$12.6
Interest cost	3.7	2.8	11.2	5.7
Expected return on plan assets	(3.5)	(3.0)	(10.6)	(7.0)
Amortization of prior service costs	0.1	0.1	0.2	0.2
Recognized net actuarial losses	0.2	0.2	0.5	0.7
Net periodic benefit cost	$5.5	$4.9	$16.4	$12.2
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2017 plan year. The Company expects to make total benefit payments of approximately $30.4 million from pension and postretirement benefit plans. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $30.2 million in 2017.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Inventories

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$885.1	$783.4
Work in process	381.0	436.0
Finished goods	1,282.0	1,237.0
Inventories	$2,548.1	$2,456.4
Prepaid and other current assets

(In millions)	September 30, 2017	December 31, 2016
Prepaid expenses	$153.6	$169.1
Restricted cash	135.9	148.1
Available-for-sale securities	87.6	83.7
Fair value of financial instruments	82.5	62.2
Trading securities	32.7	29.6
Other current assets	391.1	263.7
Prepaid expenses and other current assets	$883.4	$756.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2017	December 31, 2016
Machinery and equipment	$2,310.3	$2,227.9
Buildings and improvements	1,175.5	1,106.5
Construction in progress	277.0	328.8
Land and improvements	146.9	144.7
Gross property, plant and equipment	3,909.7	3,807.9
Accumulated depreciation	1,599.7	1,485.7
Property, plant and equipment, net	$2,310.0	$2,322.2
Other assets

(In millions)	September 30, 2017	December 31, 2016
Equity method investments, clean energy investments	$274.8	$320.6
Equity method investments, Sagent Agila	—	75.8
Other long-term assets	152.5	172.2
Other assets	$427.3	$568.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Trade accounts payable

(In millions)	September 30, 2017	December 31, 2016
Accounts payable	$799.0	$939.5
Other payables	477.1	408.6
Trade accounts payable	$1,276.1	$1,348.1
Other current liabilities

(In millions)	September 30, 2017	December 31, 2016
Accrued sales allowances	$808.9	$809.0
Legal and professional accruals, including litigation accruals	473.7	720.4
Payroll and employee benefit plan accruals	373.4	409.8
Contingent consideration	119.4	256.9
Accrued interest	167.7	41.0
Restructuring	55.8	138.6
Equity method investments, clean energy investments	67.0	64.7
Fair value of financial instruments	10.1	15.3
Compulsory acquisition proceeding	—	70.2
Other	824.1	732.6
Other current liabilities	$2,900.1	$3,258.5
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the U.S. Food and Drug Administration (“FDA”) (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated in the U.S. and also extends to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of September 30, 2017, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
Other long-term obligations

(In millions)	September 30, 2017	December 31, 2016
Employee benefit liabilities	$432.9	$396.7
Contingent consideration	351.7	307.7
Equity method investments, clean energy investments	264.8	302.3
Tax contingencies	247.7	239.3
Other	115.4	112.6
Other long-term obligations	$1,412.5	$1,358.6

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), who’s activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Since December 2013, the Company held a 50% interest in Sagent Agila LLC (“Sagent Agila”), which was a joint venture established to develop, manufacture and distribute certain generic injectable products in the U.S. In April 2017, the Company and Sagent Pharmaceuticals Inc. (“Sagent”) finalized an agreement to dissolve the joint venture. Under the terms of the agreement, Mylan received Sagent’s interest in the joint venture in exchange for an approved product right. The assets in the joint venture consisted entirely of product rights for commercialized generic injectables. As a result of this transaction, during the nine months ended September 30, 2017, the Company recognized a loss of $5.7 million as a component of net losses from equity method investments. Additionally, during the nine months ended September 30, 2017, the Company received a dividend payment of $8.4 million from Sagent Agila, which reduced the carrying value of the equity investment. In the second quarter of 2017, the Company reclassified its investment in Sagent Agila to product rights and licenses and is amortizing the amount over the remaining estimated useful lives of the products.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Total revenues	$129.3	$170.0	$352.0	$418.2
Gross loss	(2.4)	(3.0)	(8.8)	(3.8)
Operating and non-operating expense	6.5	6.3	16.9	16.3
Net loss	$(8.9)	$(9.3)	$(25.7)	$(20.1)
The Company’s net losses from its equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended September 30, 2017 and 2016, the Company recognized net losses from equity method investments of $22.4 million and $29.7 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized net losses from equity method investments of $77.2 million and $85.5 million, respectively, which was recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Basic and diluted earnings per ordinary share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Basic earnings (numerator):
Net earnings (loss)	$88.3	$(119.8)	$451.7	$62.5
Shares (denominator):
Weighted average ordinary shares outstanding	535.2	523.6	534.9	505.9
Basic earnings (loss) per ordinary share	$0.17	$(0.23)	$0.84	$0.12

Diluted earnings (numerator):
Net earnings (loss)	$88.3	$(119.8)	$451.7	$62.5
Shares (denominator):
Weighted average ordinary shares outstanding	535.2	523.6	534.9	505.9
Share-based awards and warrants	1.8	—	2.1	9.3
Total dilutive shares outstanding	537.0	523.6	537.0	515.2
Diluted earnings (loss) per ordinary share	$0.16	$(0.23)	$0.84	$0.12
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2017 and 2016, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2017 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 8.9 million shares and 8.6 million shares for the three and nine months ended September 30, 2017, respectively, and 13.9 million shares and 7.3 million shares for the three and nine months ended September 30, 2016, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2016:
Goodwill	$3,990.4	$3,859.1	$1,767.4	$9,616.9
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,605.4	3,859.1	1,767.4	9,231.9
Reclassifications (1)	(199.0)	371.8	(172.8)	—
Measurement period adjustments	—	7.7	—	7.7
Divestiture	—	(1.3)	—	(1.3)
Foreign currency translation	52.9	614.6	78.9	746.4
	$3,459.3	$4,851.9	$1,673.5	$9,984.7
Balance at September 30, 2017:
Goodwill	$3,844.3	$4,851.9	$1,673.5	$10,369.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,459.3	$4,851.9	$1,673.5	$9,984.7
____________

(1)	The reclassifications in the year-to-date period relate to the allocation of goodwill for the Meda acquisition.
Intangible assets consist of the following components at September 30, 2017 and December 31, 2016:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2017
Amortized intangible assets:
Product rights and licenses	15	$19,193.0	$4,947.7	$14,245.3
Patents and technologies	20	116.7	112.0	4.7
Other (1)	6	505.3	404.1	101.2
		19,815.0	5,463.8	14,351.2
In-process research and development		919.3	—	919.3
		$20,734.3	$5,463.8	$15,270.5
December 31, 2016
Amortized intangible assets:
Product rights and licenses	15	$16,968.4	$3,585.7	$13,382.7
Patents and technologies	20	116.6	108.5	8.1
Other (1)	6	465.9	330.0	135.9
		17,550.9	4,024.2	13,526.7
In-process research and development		921.1	—	921.1
		$18,472.0	$4,024.2	$14,447.8
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. In conjunction with the Company’s Generic Drug User Fee Agreement goal date, on March 28, 2017, the Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application (“ANDA”) for the respiratory delivery platform. As of September 30, 2017, the Company has an IPR&D asset of $347.2 million and a related contingent consideration liability of $361.0 million. The Company performed an analysis and valuation of the IPR&D asset and the fair value of the related contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the IPR&D asset was not impaired at September 30, 2017. Additionally, no fair value adjustment was required for the contingent consideration during the three months ended September 30, 2017. In the second quarter of 2017, a fair value adjustment was required for the contingent consideration liability resulting in a gain of approximately $88.1 million based upon changes to assumptions relating to the timing of the product launch along with other competitive and market factors. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
During the three months ended June 30, 2017, the Company performed its annual impairment review of its IPR&D assets acquired as part of the Topicals Business and recorded an impairment charge in the amount of $13.0 million, which has been recorded as a component of amortization expense in the nine months ended September 30, 2017. The impairment charge resulted from the Company’s updated estimate of the fair value of these assets, which was based upon updated forecasts and future development plans, compared with the assigned fair values as of the acquisition date, June 15, 2016. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
The Company has performed its annual goodwill impairment test as of April 1, 2017 on a quantitative basis for its four reporting units, North America Generics, North America Specialty, Europe and Rest of World. As of the date of our annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.89 billion, North America Specialty $0.35 billion, Europe $4.30 billion and Rest of World $1.79 billion. The fair value of the North America Generics, North America Specialty and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $800 million or 6%. The excess fair value over the carrying value declined from the prior year primarily as a result of an increase in the discount rate utilized in the income approach from 8.5% to 9.0% and an increase in the estimated tax rate from 22.0% to 24.0%. Additionally, the net assets acquired as part of the Meda acquisition, the majority of which were allocated to the Europe reporting unit, were included in the April 1, 2017 impairment test for the first time. As it relates to the income approach for the Europe reporting unit at April 1, 2017, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 4%. A terminal value year was calculated with a 2.0% revenue growth rate applied. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.5 times EBITDA plus a control premium of 15%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Intangible asset amortization expense	$369.4	$364.3	$1,065.6	$852.9
Intangible asset amortization expense over the remainder of 2017 and for the years ended December 31, 2018 through 2021 is estimated to be as follows:

(In millions)
2017	$339
2018	1,341
2019	1,248
2020	1,129
2021	1,050

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
During the nine months ended September 30, 2017, the Company designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. The notional amount of the net investment hedges was €1.9 billion and consisted of €1.0 billion aggregate principal amount of the 2.250% Euro Senior Notes due 2024 (the “2024 Euro Notes”), €750 million aggregate principal amount of 3.125% Euro Senior Notes due 2028 (the “2028 Euro Notes”) and €104 million of the €750 million aggregate principal amount of the 1.250% Euro Senior Notes due 2020 (the “2020 Euro Notes”).
Borrowings designated as net investment hedges are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. The Company recorded no ineffectiveness from its net investment hedges for the nine months ended September 30, 2017. In addition, the Company manages the related foreign exchange risk of the €500 million aggregate principal amount of floating rate Senior Notes due 2018 (the “2018 Floating Rate Euro Notes”), €500 million aggregate principal amount of the Floating Rate Senior Notes due 2020 (the “2020 Floating Rate Euro Notes”) and the remaining portion of the 2020 Euro Notes through certain Euro denominated financial assets and forward contracts.

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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$25.3	Prepaid expenses and other current assets	$26.2
Foreign currency forward contracts	Prepaid expenses and other current assets	43.8	Prepaid expenses and other current assets	21.9
Total		$69.1		$48.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$13.4	Prepaid expenses and other current assets	$14.0
Total		$13.4		$14.0

	Liability Derivatives
	September 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$10.1	Other current liabilities	$15.3
Total		$10.1		$15.3
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Interest rate swaps	Interest expense	$(2.5)	$(9.7)	$(1.0)	$30.2
Total		$(2.5)	$(9.7)	$(1.0)	$30.2

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
2023 Senior Notes (3.125% coupon)	Interest expense	$2.5	$9.7	$1.0	$(30.2)
Total		$2.5	$9.7	$1.0	$(30.2)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Foreign currency forward contracts	$(8.8)	$2.9	$7.5	$(16.3)
Interest rate swaps	(3.3)	(0.9)	(2.0)	(38.0)
Total	$(12.1)	$2.0	$5.5	$(54.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Foreign currency borrowings and forward contracts	$(72.1)	$(8.1)	$(203.2)	$(8.1)
Total	$(72.1)	$(8.1)	$(203.2)	$(8.1)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2017	2016	2017	2016
Foreign currency forward contracts	Net sales	$2.0	$(10.7)	$(3.8)	$(34.2)
Interest rate swaps	Interest expense	(1.9)	(2.3)	(5.5)	(6.6)
Total		$0.1	$(13.0)	$(9.3)	$(40.8)

	Location of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2017	2016	2017	2016
Foreign currency forward contracts	Other expense, net	$3.3	$8.9	$6.9	$26.0
Total		$3.3	$8.9	$6.9	$26.0
At September 30, 2017, the Company expects that approximately $11 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2017	2016	2017	2016
Foreign currency option and forward contracts	Other expense, net	$(43.0)	$(36.8)	$(60.1)	$(98.3)
Total		$(43.0)	$(36.8)	$(60.1)	$(98.3)

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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$170.8	$—	$—	$170.8
Total cash equivalents	170.8	—	—	170.8
Trading securities:
Equity securities — exchange traded funds	32.7	—	—	32.7
Total trading securities	32.7	—	—	32.7
Available-for-sale fixed income investments:
Corporate bonds	—	17.0	—	17.0
U.S. Treasuries	—	7.4	—	7.4
Agency mortgage-backed securities	—	4.3	—	4.3
Asset backed securities	—	1.9	—	1.9
Other	—	1.7	—	1.7
Total available-for-sale fixed income investments	—	32.3	—	32.3
Available-for-sale equity securities:
Marketable securities	55.3	—	—	55.3
Total available-for-sale equity securities	55.3	—	—	55.3
Foreign exchange derivative assets	—	57.2	—	57.2
Interest rate swap derivative assets	—	25.3	—	25.3
Total assets at recurring fair value measurement	$258.8	$114.8	$—	$373.6
Financial Liabilities
Foreign exchange derivative liabilities	$—	$10.1	$—	$10.1
Contingent consideration	—	—	471.1	471.1
Total liabilities at recurring fair value measurement	$—	$10.1	$471.1	$481.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$433.7	$—	$—	$433.7
Total cash equivalents	433.7	—	—	433.7
Trading securities:
Equity securities — exchange traded funds	29.6	—	—	29.6
Total trading securities	29.6	—	—	29.6
Available-for-sale fixed income investments:
Corporate bonds	—	17.5	—	17.5
U.S. Treasuries	—	6.0	—	6.0
Agency mortgage-backed securities	—	4.0	—	4.0
Asset backed securities	—	1.6	—	1.6
Other	—	2.3	—	2.3
Total available-for-sale fixed income investments	—	31.4	—	31.4
Available-for-sale equity securities:
Marketable securities	52.3	—	—	52.3
Total available-for-sale equity securities	52.3	—	—	52.3
Foreign exchange derivative assets	—	35.9	—	35.9
Interest rate swap derivative assets	—	26.2	—	26.2
Total assets at recurring fair value measurement	$515.6	$93.5	$—	$609.1
Financial Liabilities
Foreign exchange derivative liabilities	$—	$15.3	$—	$15.3
Contingent consideration	—	—	564.6	564.6
Total liabilities at recurring fair value measurement	$—	$15.3	$564.6	$579.9
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from public exchanges at the reporting date.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila Specialties Private Limited (“Agila”), the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), the acquisition of the Topicals Business and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited, the Topicals Business and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations are derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At September 30, 2017 and December 31, 2016, discount rates ranging from 0.5% to 10.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2016 to September 30, 2017 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2016	$256.9	$307.7	$564.6
Payments	(36.1)	(0.2)	(36.3)
Reclassifications	(38.5)	38.5	—
Accretion	—	20.8	20.8
Fair value adjustments (3)	(62.9)	(15.1)	(78.0)
Balance at September 30, 2017	$119.4	$351.7	$471.1
____________

(1)	Included in other current liabilities on the Condensed Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Condensed Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.
2017 Significant Changes to Contingent Consideration: During the nine months ended September 30, 2017, the Company recorded a fair value gain of $88.1 million related to the respiratory delivery platform contingent consideration offset by a fair value loss of $9.9 million related to Jai Pharma Limited contingent consideration. In addition, the Company made payments of approximately $12.5 million related to the Agila contingent consideration and payments of approximately $20.0 million related to the Jai Pharma Limited contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

12.	Debt
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of September 30, 2017	September 30, 2017	December 31, 2016
Current portion of long-term debt:
Meda 2.0kr billion Term Loan		$—	$219.6
2018 Senior Notes *	2.600%	649.8	—
Meda Medium Term Notes due 2018	2.356%	72.2	—
Other		2.2	3.7
Deferred financing fees		(1.4)	—
Current portion of long-term debt		$722.8	$223.3

Non-current portion of long-term debt:
2016 Term Loans due 2019(a) **	2.610%	$100.0	$1,600.0
Meda Medium Term Notes due 2019	1.173%	91.4	146.4
2018 Floating Rate Euro Notes(b) **	0.541%	590.7	526.0
2018 Senior Notes *	2.600%	—	649.6
2018 Senior Notes **	3.000%	499.7	499.6
2019 Senior Notes **	2.500%	999.4	999.1
2019 Senior Notes *	2.550%	499.6	499.5
2020 Floating Rate Euro Notes(c) **	0.172%	590.7	—
2020 Euro Senior Notes **	1.250%	883.1	785.7
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.0	2,247.7
2023 Senior Notes *	3.125%	774.4	775.3
2023 Senior Notes *	4.200%	498.7	498.6
2024 Euro Senior Notes **	2.250%	1,178.6	1,049.2
2026 Senior Notes **	3.950%	2,234.6	2,233.5
2028 Euro Senior Notes **	3.125%	877.7	781.1
2043 Senior Notes *	5.400%	497.1	497.0
2046 Senior Notes **	5.250%	999.8	999.8
Other		7.2	7.1
Deferred financing fees		(78.2)	(92.2)
Long-term debt		$13,992.4	$15,202.9
____________

(a)
The 2016 Term Loans bear interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings. The Company voluntarily prepaid $400 million of the aggregate principal amount of the 2016 Term Loans in the fourth quarter of 2016. An additional $1.50 billion was voluntarily prepaid during the nine months ended September 30, 2017 utilizing proceeds from the issuance of the 2020 Floating Rate Euro Notes and cash on-hand.

(b)	Instrument bears interest at a rate of three-month EURIBOR plus 0.870% per annum, reset quarterly.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 8 Debt in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2016, as amended.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Commercial Paper Program
On June 8, 2017, the Company established an unsecured commercial paper program (the “CP Program”) pursuant to which the Company may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information, see Note 12 Debt in the Company’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2017. At September 30, 2017, the Company had no amounts outstanding under the CP program.
2016 Revolving Facility, Receivables Facility and 2016 Term Facility
At September 30, 2017 and December 31, 2016, the Company had no amounts outstanding under the $2.0 billion revolving credit facility (the “2016 Revolving Facility”) and had no short-term borrowings under the $400 million Receivables Facility in the Condensed Consolidated Balance Sheets. At September 30, 2017, the Company had $100 million outstanding under the $2.0 billion term credit facility (the “2016 Term Facility”). For additional information, see Note 8 Debt in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, as amended.
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”). The Company is in compliance at September 30, 2017.
Following the Meda acquisition (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into amendments to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The Company expects to remain in compliance for the next twelve months.
Euro Notes
On May 24, 2017, the Company completed its offering of €500 million aggregate principal amount of 2020 Floating Rate Euro Notes. For additional information, see Note 12 Debt in the Company’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2017.
During the nine months ended September 30, 2017, the Company recorded mark-to-market losses related to the 2018 Floating Rate Euro Notes, 2020 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes of approximately $64.8 million, $36.2 million, $97.1 million, $129.5 million and $97.1 million, respectively. Refer to Note 11 Financial Instruments and Risk Management for further discussion of the foreign currency risk management of these instruments.
Fair Value
At September 30, 2017 and December 31, 2016, the fair value of the Company’s 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.500% Senior Notes due 2019, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 5.400% Senior Notes due 2043 and 5.250% Senior Notes due 2046 (collectively, the “Senior Notes”), 1.250% Euro Senior Notes due 2020, 2.250% Euro Senior Notes due in 2024, 3.125% Euro Senior Notes due in 2028, 2018 Floating Rate Euro Notes and 2020 Floating Rate Euro Notes (collectively, the “Euro Notes”) was approximately $15.0 billion and $13.2 billion, respectively. The fair values of the Senior Notes and Euro Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair values of the Company’s 2016 Term Loans and the Meda borrowings, determined based on Level 2 inputs, approximate their carrying values at September 30, 2017 and December 31, 2016.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2017 are as follows for each of the periods ending December 31:

(In millions)	Total
2017	$—
2018	1,813
2019	1,691
2020	1,977
2021	2,250
Thereafter	7,068
Total	$14,799

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	September 30, 2017	December 31, 2016
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$16.6	$14.5
Net unrecognized gains (losses) and prior service cost related to defined benefit plans, net of tax	1.4	(0.5)
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(18.8)	(38.6)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(204.6)	(1.4)
Foreign currency translation adjustment	(405.8)	(2,237.7)
	$(611.2)	$(2,263.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)
Other comprehensive (loss) earnings before reclassifications, before tax			(4.4)	(72.1)	(8.9)	0.8	423.0	338.4
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.0)		(2.0)					(2.0)
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						0.2		0.2
Net other comprehensive (loss) earnings, before tax			(4.5)	(72.1)	(8.9)	1.1	423.0	338.6
Income tax (benefit) provision			(2.8)	—	(3.2)	0.2	—	(5.8)
Balance at September 30, 2017, net of tax			$(18.8)	$(204.6)	$16.6	$1.4	$(405.8)	$(611.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive earnings (loss) before reclassifications, before tax			19.9	(203.2)	3.5	1.7	1,831.9	1,653.8
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	3.8		3.8					3.8
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		5.5	5.5					5.5
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.5		0.5
Net other comprehensive earnings (loss), before tax			29.2	(203.2)	3.5	2.4	1,831.9	1,663.8
Income tax provision			9.4	—	1.4	0.5	—	11.3
Balance at September 30, 2017, net of tax			$(18.8)	$(204.6)	$16.6	$1.4	$(405.8)	$(611.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2016, net of tax			$(46.7)	$—	$6.0	$(15.2)	$(1,375.4)	$(1,431.3)
Other comprehensive earnings (loss) before reclassifications, before tax			9.8	(10.4)	21.5	(0.2)	290.6	311.3
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	10.7		10.7					10.7
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		2.3	2.3					2.3
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial gain included in SG&A						0.3		0.3
Net other comprehensive earnings (loss), before tax			22.8	(10.4)	21.5	0.1	290.6	324.6
Income tax provision (benefit)			8.0	(2.3)	8.0	—	—	13.7
Balance at September 30, 2016, net of tax			$(31.9)	$(8.1)	$19.5	$(15.1)	$(1,084.8)	$(1,120.4)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015, net of tax			$(18.1)	$—	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(63.7)	(10.4)	32.5	(1.2)	645.5	602.7
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	34.2		34.2					34.2
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		6.6	6.6					6.6
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial gain included in SG&A						0.7		0.7
Net other comprehensive (loss) earnings, before tax			(22.9)	(10.4)	32.5	(0.3)	645.5	644.4
Income tax (benefit) provision			(9.1)	(2.3)	12.0	(0.1)	—	0.5
Balance at September 30, 2016, net of tax			$(31.9)	$(8.1)	$19.5	$(15.1)	$(1,084.8)	$(1,120.4)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016 is as follows:

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2016	$11,116.2	$1.4	$11,117.6
Net earnings	451.7	—	451.7
Other comprehensive earnings, net of tax	1,652.5	—	1,652.5
Stock option activity	12.8	—	12.8
Share-based compensation expense	64.2	—	64.2
Issuance of restricted stock, net of shares withheld	(5.8)	—	(5.8)
Other	—	(1.4)	(1.4)
September 30, 2017	$13,291.6	$—	$13,291.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2015	$9,764.4	$1.4	$9,765.8
Net earnings	62.5	—	62.5
Other comprehensive earnings, net of tax	643.9	—	643.9
Stock option activity	11.1	—	11.1
Share-based compensation expense	71.1	—	71.1
Issuance of restricted stock, net of shares withheld	(9.6)	—	(9.6)
Tax benefit of stock option plans	2.2	—	2.2
Issuance of ordinary shares to purchase Meda	1,281.7	—	1,281.7
Other	—	0.1	0.1
September 30, 2016	$11,827.3	$1.5	$11,828.8

15.	Segment Information
As a result of our acquisition of Meda and the integration of our portfolio across our branded, generics and OTC platforms in all of our regions, effective October 1, 2016, the Company expanded its reportable segments. The Company has three reportable segments on a geographic basis as follows: North America, Europe and Rest of World. Our North America segment is made up of our operations in the U.S. and Canada and includes the operations of our previously reported Specialty segment. Our Europe segment is made up of our operations in 35 countries within the region. Our Rest of World segment is primarily made up of our operations in India, Australia, Japan and New Zealand. Also included in our Rest of World segment are our operations in emerging markets, which include countries in Africa (including South Africa) as well as Brazil and other countries throughout Asia and the Middle East. Comparative segment financial information has been recast for prior periods to conform to this revised segment reporting.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D expenses and direct selling, general and administrative (“SG&A”) expenses. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements and other contingencies, impairment charges and other expenses not directly attributable to the segments and certain intercompany transactions, including eliminations, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as certain other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
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

(In millions)	North America	Europe	Rest of World	Corporate / Other	Consolidated
Three Months Ended September 30, 2017
Third party net sales	$1,172.2	$1,040.8	$743.3	$—	$2,956.3
Other revenue	20.0	8.9	1.9	—	30.8
Intersegment	15.5	18.4	87.7	(121.6)	—
Total	$1,207.7	$1,068.1	$832.9	$(121.6)	$2,987.1

Segment profitability	$575.8	$290.3	$133.9	$(684.0)	$316.0

Nine Months Ended September 30, 2017
Third party net sales	$3,666.7	$2,887.1	$2,016.4	$—	$8,570.2
Other revenue	67.3	25.0	6.3	—	98.6
Intersegment	60.5	87.6	275.4	(423.5)	—
Total	$3,794.5	$2,999.7	$2,298.1	$(423.5)	$8,668.8

Segment profitability	$1,810.5	$776.8	$437.1	$(2,007.8)	$1,016.6

(In millions)	North America	Europe	Rest of World	Corporate / Other	Consolidated
Three Months Ended September 30, 2016
Third party net sales	$1,505.5	$841.2	$682.8	$—	$3,029.5
Other revenue	21.6	3.9	2.1	—	27.6
Intersegment	10.3	53.2	105.0	(168.5)	—
Total	$1,537.4	$898.3	$789.9	$(168.5)	$3,057.1

Segment profitability	$784.7	$252.6	$115.6	$(1,283.6)	$(130.7)

Nine Months Ended September 30, 2016
Third party net sales	$4,064.5	$2,026.4	$1,654.6	$—	$7,745.5
Other revenue	54.3	4.5	4.8	—	63.6
Intersegment revenue	24.5	104.0	291.9	(420.4)	—
Total	$4,143.3	$2,134.9	$1,951.3	$(420.4)	$7,809.1

Segment profitability	$2,141.2	$495.1	$221.5	$(2,472.0)	$385.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

16.	Subsidiary Guarantors
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
The following financial information presents the unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2017 and 2016, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and nine months ended September 30, 2017 and 2016, the unaudited Condensed Consolidating Balance Sheets as of September 30, 2017 and December 31, 2016 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,956.3	$—	$2,956.3
Other revenues	—	—	—	30.8	—	30.8
Total revenues	—	—	—	2,987.1	—	2,987.1
Cost of sales	—	—	—	1,809.0	—	1,809.0
Gross profit	—	—	—	1,178.1	—	1,178.1
Operating expenses:
Research and development	—	—	—	182.3	—	182.3
Selling, general and administrative	6.5	184.3	—	473.8	—	664.6
Litigation settlements and other contingencies, net	—	17.0	—	(1.8)	—	15.2
Total operating expenses	6.5	201.3	—	654.3	—	862.1
(Loss) earnings from operations	(6.5)	(201.3)	—	523.8	—	316.0
Interest expense	93.3	26.7	—	11.8	—	131.8
Other (income) expense, net	(122.3)	(44.7)	—	171.6	—	4.6
Earnings (loss) before income taxes	22.5	(183.3)	—	340.4	—	179.6
Income tax provision (benefit)	2.4	(0.6)	—	89.5	—	91.3
Earnings of equity interest subsidiaries	68.2	129.9	—	—	(198.1)	—
Net earnings (loss)	$88.3	$(52.8)	$—	$250.9	$(198.1)	$88.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$8,570.2	$—	$8,570.2
Other revenues	—	—	—	98.6	—	98.6
Total revenues	—	—	—	8,668.8	—	8,668.8
Cost of sales	—	—	—	5,180.3	—	5,180.3
Gross profit	—	—	—	3,488.5	—	3,488.5
Operating expenses:
Research and development	—	—	—	580.9	—	580.9
Selling, general and administrative	32.4	477.6	—	1,406.8	—	1,916.8
Litigation settlements and other contingencies, net	—	17.0	—	(42.8)	—	(25.8)
Total operating expenses	32.4	494.6	—	1,944.9	—	2,471.9
(Loss) earnings from operations	(32.4)	(494.6)	—	1,543.6	—	1,016.6
Interest expense	285.6	77.8	—	42.9	—	406.3
Other (income) expense, net	(331.3)	(161.5)	—	527.2	—	34.4
Earnings (loss) before income taxes	13.3	(410.9)	—	973.5	—	575.9
Income tax provision	1.4	5.1	—	117.7	—	124.2
Earnings of equity interest subsidiaries	439.8	788.8	—	—	(1,228.6)	—
Net earnings	$451.7	$372.8	$—	$855.8	$(1,228.6)	$451.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$3,029.5	$—	$3,029.5
Other revenues	—	—	—	27.6	—	27.6
Total revenues	—	—	—	3,057.1	—	3,057.1
Cost of sales	—	—	—	1,773.8	—	1,773.8
Gross profit	—	—	—	1,283.3	—	1,283.3
Operating expenses:
Research and development	—	—	—	199.1	—	199.1
Selling, general and administrative	43.1	134.0	—	479.8	—	656.9
Litigation settlements and other contingencies, net	—	—	—	558.0	—	558.0
Total operating expenses	43.1	134.0	—	1,236.9	—	1,414.0
(Loss) earnings from operations	(43.1)	(134.0)	—	46.4	—	(130.7)
Interest expense	70.7	40.9	—	32.8	—	144.4
Other (income) expense, net	(31.4)	(102.7)	—	184.3	—	50.2
Loss from operations	(82.4)	(72.2)	—	(170.7)	—	(325.3)
Income tax provision (benefit)	—	8.1	—	(213.6)	—	(205.5)
(Loss) earnings of equity interest subsidiaries	(37.4)	442.9	—	—	(405.5)	—
Net (loss) earnings	$(119.8)	$362.6	$—	$42.9	$(405.5)	$(119.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$7,745.5	$—	$7,745.5
Other revenues	—	—	—	63.6	—	63.6
Total revenues	—	—	—	7,809.1	—	7,809.1
Cost of sales	—	—	—	4,447.1	—	4,447.1
Gross profit	—	—	—	3,362.0	—	3,362.0
Operating expenses:
Research and development	—	—	—	632.2	—	632.2
Selling, general and administrative	75.8	499.2	—	1,212.6	—	1,787.6
Litigation settlements and other contingencies, net	—	—	—	556.4	—	556.4
Total operating expenses	75.8	499.2	—	2,401.2	—	2,976.2
(Loss) earnings from operations	(75.8)	(499.2)	—	960.8	—	385.8
Interest expense	115.1	126.3	—	63.6	—	305.0
Other expense (income), net	53.6	(305.7)	—	436.1	—	184.0
(Loss) earnings before income taxes	(244.5)	(319.8)	—	461.1	—	(103.2)
Income tax provision (benefit)	—	22.1	—	(187.8)	—	(165.7)
Earnings of equity interest subsidiaries	307.0	1,055.7	—	—	(1,362.7)	—
Net earnings	$62.5	$713.8	$—	$648.9	$(1,362.7)	$62.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$88.3	$(52.8)	$—	$250.9	$(198.1)	$88.3
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	423.0	—	—	423.0	(423.0)	423.0
Change in unrecognized gain and prior service cost related to defined benefit plans	1.1	0.1	—	1.2	(1.3)	1.1
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(4.5)	1.9	—	(6.4)	4.5	(4.5)
Net unrecognized loss on derivatives in net investment hedging relationships	(72.1)	—	—	—	—	(72.1)
Net unrealized loss on marketable securities	(8.9)	(8.9)	—	—	8.9	(8.9)
Other comprehensive earnings (loss), before tax	338.6	(6.9)	—	417.8	(410.9)	338.6
Income tax (benefit) provision	(5.8)	2.5	—	(8.0)	5.5	(5.8)
Other comprehensive earnings (loss), net of tax	344.4	(9.4)	—	425.8	(416.4)	344.4
Comprehensive earnings (loss)	$432.7	$(62.2)	$—	$676.7	$(614.5)	$432.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$451.7	$372.8	$—	$855.8	$(1,228.6)	$451.7
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	1,831.9	—	—	1,831.9	(1,831.9)	1,831.9
Change in unrecognized gain and prior service cost related to defined benefit plans	2.4	0.3	—	2.1	(2.4)	2.4
Net unrecognized gain on derivatives in cash flow hedging relationships	29.2	5.5	—	23.7	(29.2)	29.2
Net unrecognized loss on derivatives in net investment hedging relationships	(203.2)	—	—	—	—	(203.2)
Net unrealized gain (loss) on marketable securities	3.5	3.7	—	(0.2)	(3.5)	3.5
Other comprehensive earnings, before tax	1,663.8	9.5	—	1,857.5	(1,867.0)	1,663.8
Income tax provision (benefit)	11.3	(3.5)	—	14.8	(11.3)	11.3
Other comprehensive earnings, net of tax	1,652.5	13.0	—	1,842.7	(1,855.7)	1,652.5
Comprehensive earnings	$2,104.2	$385.8	$—	$2,698.5	$(3,084.3)	$2,104.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(119.8)	$362.6	$—	$42.9	$(405.5)	$(119.8)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	290.6	1.5	—	289.0	(290.5)	290.6
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.1	0.2	—	(0.1)	(0.1)	0.1
Net unrecognized gain on derivatives in cash flow hedging relationships	22.8	2.3	—	20.5	(22.8)	22.8
Net unrecognized loss on derivatives in net investment hedging relationships	(10.4)	—	—	(10.4)	10.4	(10.4)
Net unrealized gain (loss) on marketable securities	21.5	21.5	—	(0.1)	(21.4)	21.5
Other comprehensive earnings, before tax	324.6	25.5	—	298.9	(324.4)	324.6
Income tax provision	13.7	8.7	—	3.9	(12.6)	13.7
Other comprehensive earnings, net of tax	310.9	16.8	—	295.0	(311.8)	310.9
Comprehensive earnings	$191.1	$379.4	$—	$337.9	$(717.3)	$191.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$62.5	$713.8	$—	$648.9	$(1,362.7)	$62.5
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	645.5	—	—	645.5	(645.5)	645.5
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.3)	0.2	—	(0.6)	0.4	(0.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(22.9)	(49.8)	—	26.9	22.9	(22.9)
Net unrealized loss on derivatives in net investment hedging relationships	(10.4)	—	—	(10.4)	10.4	(10.4)
Net unrealized gain on marketable securities	32.5	31.5	—	0.9	(32.4)	32.5
Other comprehensive earnings (loss), before tax	644.4	(18.1)	—	662.3	(644.2)	644.4
Income tax provision (benefit)	0.5	(6.8)	—	6.3	0.5	0.5
Other comprehensive earnings (loss), net of tax	643.9	(11.3)	—	656.0	(644.7)	643.9
Comprehensive earnings	$706.4	$702.5	$—	$1,304.9	$(2,007.4)	$706.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$82.2	$—	$532.7	$—	$614.9
Accounts receivable, net	—	4.8	—	3,215.4	—	3,220.2
Inventories	—	—	—	2,548.1	—	2,548.1
Intercompany receivables	329.2	447.8	—	12,224.7	(13,001.7)	—
Prepaid expenses and other current assets	9.9	250.4	—	623.1	—	883.4
Total current assets	339.1	785.2	—	19,144.0	(13,001.7)	7,266.6
Property, plant and equipment, net	—	300.7	—	2,009.3	—	2,310.0
Investments in subsidiaries	19,248.7	10,991.2	—	—	(30,239.9)	—
Intercompany notes and interest receivable	7,832.5	10,156.1	—	1,722.6	(19,711.2)	—
Intangible assets, net	—	—	—	15,270.5	—	15,270.5
Goodwill	—	17.1	—	9,967.6	—	9,984.7
Other assets	4.4	91.5	—	891.2	—	987.1
Total assets	$27,424.7	$22,341.8	$—	$49,005.2	$(62,952.8)	$35,818.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$36.3	$—	$1,239.8	$—	$1,276.1
Short-term borrowings	—	—	—	—	—	—
Income taxes payable	—	3.7	—	11.1	—	14.8
Current portion of long-term debt and other long-term obligations	—	648.6	—	144.4	—	793.0
Intercompany payables	650.4	12,290.5	—	60.8	(13,001.7)	—
Other current liabilities	138.0	363.3	—	2,398.8	—	2,900.1
Total current liabilities	788.4	13,342.4	—	3,854.9	(13,001.7)	4,984.0
Long-term debt	11,641.3	2,252.7	—	98.4	—	13,992.4
Intercompany notes payable	1,703.4	3,296.2	—	14,711.6	(19,711.2)	—
Other long-term obligations	—	58.4	—	3,492.5	—	3,550.9
Total liabilities	14,133.1	18,949.7	—	22,157.4	(32,712.9)	22,527.3

Total equity	13,291.6	3,392.1	—	26,847.8	(30,239.9)	13,291.6

Total liabilities and equity	$27,424.7	$22,341.8	$—	$49,005.2	$(62,952.8)	$35,818.9

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(175.1)	$(338.8)	$—	$2,083.2	$—	$1,569.3
Cash flows from investing activities:
Capital expenditures	—	(31.4)	—	(125.0)	—	(156.4)
Change in restricted cash	—	—	—	12.6	—	12.6
Purchase of marketable securities	—	—	—	(8.9)	—	(8.9)
Proceeds from the sale of assets	—	—	—	31.1	—	31.1
Proceeds from the sale of marketable securities	—	—	—	8.9	—	8.9
Cash paid for acquisitions, net	(71.6)	—	—	—	—	(71.6)
Investments in affiliates	—	(21.1)	—	—	21.1	—
Dividends from affiliates	168.1	—	—	—	(168.1)	—
Loans to affiliates	(143.7)	(364.1)	—	(2,558.0)	3,065.8	—
Repayments of loans from affiliates	1,066.4	0.3	—	943.6	(2,010.3)	—
Payments for product rights and other, net	—	(0.3)	—	(558.5)	—	(558.8)
Net cash provided by (used in) investing activities	1,019.2	(416.6)	—	(2,254.2)	908.5	(743.1)
Cash flows from financing activities:
Payments of financing fees	(8.3)	(0.4)	—	—	—	(8.7)
Change in short-term borrowings, net	—	—	—	(48.3)	—	(48.3)
Proceeds from issuance of long-term debt	554.5	—	—	1.3	—	555.8
Payments of long-term debt	(1,500.0)	—	—	(247.3)	—	(1,747.3)
Proceeds from exercise of stock options	12.8	—	—	—	—	12.8
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(10.1)	—	(10.1)
Capital contribution from affiliates	—	—	—	21.1	(21.1)	—
Capital payments to affiliates	—	—	—	(168.1)	168.1	—
Payments on borrowings from affiliates	—	(1,664.4)	—	(345.9)	2,010.3	—
Proceeds from borrowings from affiliates	104.0	2,497.5	—	464.3	(3,065.8)	—
Other items, net	—	(7.4)	—	6.7	—	(0.7)
Net cash (used in) provided by financing activities	(844.4)	825.3	—	(326.3)	(908.5)	(1,253.9)
Effect on cash of changes in exchange rates	—	—	—	43.8	—	43.8
Net (decrease) increase in cash and cash equivalents	(0.3)	69.9	—	(453.5)	—	(383.9)
Cash and cash equivalents — beginning of period	0.3	12.3	—	986.2	—	998.8
Cash and cash equivalents — end of period	$—	$82.2	$—	$532.7	$—	$614.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1.6)	$724.7	$—	$974.6	$—	$1,697.7
Cash flows from investing activities:
Capital expenditures	—	(64.8)	—	(174.7)	—	(239.5)
Change in restricted cash	—	(49.5)	—	(1.0)	—	(50.5)
Purchase of marketable securities	—	(4.1)	—	(18.7)	—	(22.8)
Cash paid for Meda’s unconditional deferred payment	—	—	—	(308.0)	—	(308.0)
Proceeds from the sale of marketable securities	—	—	—	15.8	—	15.8
Cash paid for acquisitions, net	(5,278.5)	(931.3)	—	58.1	—	(6,151.7)
Settlement of acquisition-related foreign currency derivatives	(128.6)	—	—	—	—	(128.6)
Investments in affiliates	—	(43.6)	—	—	43.6	—
Dividends from affiliates	135.6	—	—	—	(135.6)	—
Loans to affiliates	(7,971.9)	(417.0)	—	(726.3)	9,115.2	—
Repayments of loans from affiliates	6,838.3	442.6	—	1,031.3	(8,312.2)	—
Payments for product rights and other, net	—	(0.4)	—	(195.9)	—	(196.3)
Net cash used in investing activities	(6,405.1)	(1,068.1)	—	(319.4)	711.0	(7,081.6)
Cash flows from financing activities:
Payments of financing fees	(95.3)	—	—	—	—	(95.3)
Change in short-term borrowings, net	—	—	—	48.6	—	48.6
Proceeds from issuance of long-term debt	6,478.8	—	—	41.0	—	6,519.8
Payments of long-term debt	—	(500.0)	—	(567.0)	—	(1,067.0)
Proceeds from exercise of stock options	11.1	—	—	—	—	11.1
Taxes paid related to net share settlement of equity awards	(12.9)	—	—	—	—	(12.9)
Contingent consideration payments	—	—	—	(15.5)	—	(15.5)
Capital contribution from affiliates	—	—	—	43.6	(43.6)	—
Capital payments to affiliates	—	—	—	(135.6)	135.6	—
Payments on borrowings from affiliates	—	(1,361.8)	—	(6,950.4)	8,312.2	—
Proceeds from borrowings from affiliates	25.0	1,380.8	—	7,709.4	(9,115.2)	—
Acquisition of noncontrolling interest	—	—	—	(1.0)	—	(1.0)
Other items, net	—	(12.9)	—	14.5	—	1.6
Net cash provided by (used in) financing activities	6,406.7	(493.9)	—	187.6	(711.0)	5,389.4
Effect on cash of changes in exchange rates	—	—	—	15.1	—	15.1
Net (decrease) increase in cash and cash equivalents	—	(837.3)	—	857.9	—	20.6
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$—	$33.2	$—	$1,223.4	$—	$1,256.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. In the fourth quarter of 2017, the Company committed to additional actions and now anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $375.0 million and $450.0 million, inclusive of the 2016 and year to date 2017 restructuring charges of $262.4 million. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2016 to September 30, 2017:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2016:	$138.6	$1.6	$140.2
Charges	9.6	13.5	23.1
Reclassifications	(8.3)	8.3	—
Cash payment	(54.2)	(1.0)	(55.2)
Utilization	—	(19.8)	(19.8)
Foreign currency translation	(9.8)	—	(9.8)
Balance at March 31, 2017:	$75.9	$2.6	$78.5
Charges	13.2	3.0	16.2
Cash payment	(32.4)	(1.9)	(34.3)
Utilization	—	(1.8)	(1.8)
Foreign currency translation	(4.4)	—	(4.4)
Balance at June 30, 2017:	$52.3	$1.9	$54.2
Charges (1)	20.0	53.4	73.4
Reclassifications	—	—	—
Cash payment	(14.2)	(0.7)	(14.9)
Utilization	—	(53.4)	(53.4)
Foreign currency translation	(3.3)	—	(3.3)
Balance at September 30, 2017:	$54.8	$1.2	$56.0
____________

(1)
For the three months ended September 30, 2017, total restructuring charges in North America, Europe, Rest of World, and Corporate / Other were approximately $5.6 million, $16.3 million, $19.1 million, and $32.4 million respectively. For the nine months ended September 30, 2017, total restructuring charges in North America, Europe, Rest of World and Corporate / Other were approximately $12.8 million, $32.9 million, $33.7 million and $33.3 million, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2017 and December 31, 2016, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the Condensed Consolidated Balance Sheets.

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
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila, Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, and certain other acquisitions.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which was accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with active pharmaceutical ingredient supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 775 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. On July 29, 2014, the court granted both plaintiffs’ motion to amend the complaint and their motion to dismiss 775 self-funded customers. The Court granted the plaintiffs’ motion for remittitur on August 18, 2017, reducing approximately $9.5 million from the full damages award. The Court entered final judgment on August 30, 2017 in the amount of approximately $67 million (not including post-judgment interest and fees and costs). Mylan filed a notice of appeal on September 15, 2017 with the United States Court of Appeals for the District of Columbia Circuit. The total accrual for this matter at September 30, 2017 is approximately $29 million, which includes a $17 million charge recorded in the third quarter of 2017 as a result of the final judgment.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At September 30, 2017, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. We are not aware of any outstanding related claims.
Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers, and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers for approximately $16 million. Plaintiffs have not yet moved for preliminary approval of that settlement. In December 2016, Mylan reached a settlement with the putative direct purchaser class and the retailer opt-out plaintiffs for $165 million, of which approximately $68.5 million was paid before December 31, 2016. The settlement with the retailer opt-out plaintiffs has been completed. On February 3, 2017, the putative direct purchaser class moved for preliminary approval of the settlement. The direct purchaser class’ motion for preliminary approval of the settlement was denied on August 29, 2017. The parties are engaging in a continuing dialogue to resolve this matter according to the terms of the settlement agreement. On June 8, 2017, Mylan and Apotex agreed to a settlement in principle. The settlement with Apotex has been completed. The Company has also received subpoenas from certain state Attorneys General requesting documents related to the modafinil patent litigation.
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
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. The petition was filed by the State of Louisiana purportedly in its capacity as an indirect purchaser. On May 16, 2016, the Judicial District Court deferred Mylan’s declinatory exception of no personal jurisdiction and its peremptory exception of prescription, and granted in part and denied in part Mylan’s peremptory exceptions of no cause of action and no right of action. On June 30, 2016, the plaintiff filed a supplemental and amended petition. The defendants filed a motion to strike and joint peremptory exceptions to the amended petition. On July 21, 2016, the plaintiff filed in the First Circuit Court of Appeal its application for a supervisory writ regarding the granting of defendant’s exceptions, which the defendants opposed. The appeal was denied on October 31, 2016. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil, which Mylan opposed. On June 27, 2016, the Judicial District Court declined to consolidate Mylan’s case with the other four actions, with leave to renew the consolidation request after filing the above-referenced amended petition. On July 21, 2016, the plaintiff filed a motion to reurge consolidation. Subsequently, the action to which plaintiff seeks to join Mylan was stayed, resulting in a stay of the consolidation motion. On December 8, 2016, Mylan’s peremptory exceptions of no cause of action with respect to the supplemental and amended petition were granted in their entirety and with prejudice and judgment was entered. On February 17, 2017, the plaintiff filed in the 19th Judicial District Court a motion for appeal, which the Judicial District Court granted on February 21, 2017. The appeal was lodged with the First Circuit Court of Appeal on April 4, 2017. Briefing on the appeal has been completed and an oral argument was held November 1, 2017.
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
The Company has a total accrual of approximately $112.5 million related to this matter at September 30, 2017, which is included in other current liabilities in the Condensed Consolidated Balance Sheets.
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
EpiPen® Auto-Injector and Certain Congressional Matters
Classification of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector
In November 2014, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. The Company complied with various information requests received from the DOJ pursuant to the subpoena. The question in the underlying matter was whether EpiPen® Auto-Injector should be classified with the Centers for Medicare and Medicaid Services (“CMS”) as a non-innovator drug under the applicable definition in the Medicaid Rebate statute and subject to the formula that is used to calculate rebates to Medicaid for such drugs. EpiPen® Auto-Injector had been classified with CMS as a non-innovator drug since before Mylan acquired the product in 2007 based on longstanding written guidance from the federal government. Beginning in August 2016, questions regarding the pricing of the EpiPen® Auto-Injector significantly increased and the Company has received or has been the subject of additional inquiries, including with respect to the classification of EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program and certain other federal programs, from committees and members of Congress and from other federal and state governmental agencies.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Subsequent to these developments, on October 7, 2016, Mylan agreed to the terms of a $465 million settlement, plus interest, with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program (the “Medicaid Drug Rebate Program Settlement”). On August 17, 2017, two of Mylan’s subsidiaries - Mylan Inc. and Mylan Specialty L.P. - signed an agreement with the DOJ and two relators finalizing the $465 million settlement. The settlement agreement provides for resolution of all potential Medicaid rebate liability claims by the federal government, as well as potential claims by certain hospitals and other covered entities that participate in the 340B Drug Pricing Program. The settlement agreement allocates money to the Medicaid programs of all 50 states and establishes a framework for resolving all potential state Medicaid rebate liability claims within 60 days. All 50 states plus the District of Columbia have agreed to the settlement, and therefore, all potential state Medicaid rebate liability claims have been resolved. In connection with the settlement, Mylan Inc. and Mylan Specialty L.P. entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”). The CIA has a five-year term and requires, among other things, that an independent review organization annually review various matters relating to the Medicaid Drug Rebate Program. Neither the settlement agreement nor the CIA contains an admission or finding of wrongdoing. In connection with the settlement, Mylan Specialty L.P. has reclassified EpiPen® Auto-Injector as an innovator product for purposes of the Medicaid Drug Rebate Program effective April 1, 2017. The Company recorded an accrual of $465 million related to the settlement during the year ended December 31, 2016 and recorded an additional accrual for interest related to the settlement amount during the nine months ended September 30, 2017.
Department of Veterans Affairs Request for Information
On June 30, 2017, the Company responded to a request for information from the Department of Veterans Affairs (VA) (acting on behalf of itself and other government agencies) requesting certain historical pricing data related to the EpiPen® Auto-Injector. The Company and the VA are engaged in a continuing dialogue regarding the classification of the EpiPen® Auto-Injector as a covered drug under Section 603 of the Veterans Health Care Act of 1992, Public Law 102-585.  The EpiPen® Auto-Injector has been classified as a non covered drug with the VA based upon long standing written guidance from the federal government. The Company is fully cooperating with the VA.
SEC Request for Information/Subpoena
On October 7, 2016, Mylan received a document request from the Division of Enforcement at the SEC seeking communications with CMS and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program, and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the $465 million Medicaid Drug Rebate Program Settlement and the classification of the EpiPen® Auto-Injector under the Medicaid Drug Rebate Program. On February 6, 2017, Mylan received a subpoena from the SEC in this matter, seeking additional documents. Mylan is fully cooperating with the SEC.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016 requesting information regarding Mylan’s accounting treatment for the Medicaid Drug Rebate Program Settlement with the DOJ. The Company responded to the comment letter in May 2017 and will continue to cooperate fully with the SEC.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, after the actions were consolidated, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). Defendants’ motion to dismiss the consolidated amended complaint was filed on May 30, 2017 and has been fully briefed. We believe that the claims in the consolidated amended complaint are without merit and intend to defend against them vigorously.
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
EpiPen® Auto-Injector Civil Litigation
Beginning in August 2016, Mylan Specialty L.P. and other Mylan-affiliated entities have been named as defendants in fifteen putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies also have been named as defendants in some of the class actions. These lawsuits were filed in the U.S. District Courts for the Northern District of California, Northern District of Illinois, District of Kansas, Eastern District of Michigan, Western District of Washington, District of New Jersey, the Southern District of Alabama, and the Western District of Pennsylvania, as well as the Hamilton County, Ohio Court of Common Pleas (later removed to the Southern District of Ohio). All of these lawsuits have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated through the filing of an amended complaint on October 17, 2017. A trial date has been scheduled for July 2020. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
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
On September 29, 2017, plaintiffs in a pending putative class action brought against certain pharmacy benefit managers (“PBMs”) defendants in the U.S. District Court for the District of Kansas filed a motion for leave to file an amended complaint that would add Mylan N.V., Mylan Specialty, and Mylan Pharmaceuticals Inc. as additional defendants to this case. In the proposed amended complaint, plaintiffs bring claims under the Employee Retirement Income Security Act of 1974 for allegedly knowingly participating in conduct related to the pricing of EpiPen products that plaintiffs assert was a breach of fiduciary duties by the PBMs. The motion remains pending. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $228.4 million related to this matter at September 30, 2017, which is included in other current liabilities in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2017, the Company made payments of approximately $255.2 million related to this matter. Subsequent to September 30, 2017, the Company made additional payments of approximately $217.5 million, which was accrued for at September 30, 2017. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 19 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, consolidated financial condition, results of operations, cash flows and/or ordinary share price in future periods.
Opioid Subpoena, Missouri State AG Civil Investigative Demand and Congressional Request
On July 27, 2017, Mylan N.V. received a subpoena from the DOJ seeking information relating to opioids manufactured, marketed or sold by Mylan during the period from January 1, 2013 to December 31, 2016. On August 29, 2017, Mylan N.V. received a civil investigative demand from the Attorney General of the State of Missouri seeking information relating to opioids manufactured, marketed or sold by Mylan during the period from January 1, 2010 to the present and related subject matter. Mylan is fully cooperating with these subpoena requests.
Mylan also has responded to a letter from the ranking member of the U.S. Senate Committee on Homeland Security and Governmental Affairs seeking information relating to sales, marketing and educational strategies for opioid products manufactured by Mylan.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Drug Pricing Matters
Department of Justice Subpoena
On December 3, 2015, a subsidiary of Mylan N.V. received a subpoena from the Antitrust Division of the DOJ seeking information relating to the marketing, pricing, and sale of our generic Doxycycline products and any communications with competitors about such products.
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
Civil Litigation
On March 2, 2016, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania (“EDPA”) by indirect purchasers against Mylan and several other manufacturers, generally alleging anticompetitive conduct with respect to certain generic doxycycline and digoxin products. The complaint alleges harm under federal antitrust laws, state antitrust laws, state consumer protection laws and theories of unjust enrichment. Subsequently, additional cases were filed by putative classes of indirect purchasers, direct purchasers and an indirect reseller. These cases were consolidated in an MDL proceeding in the EDPA. Similar lawsuits were filed by direct and indirect purchasers in the EDPA, the Southern District of New York, the District of Puerto Rico and the District of New Jersey involving Mylan’s and other manufacturer’s pravastatin, divalproex, levothyroxine, propranolol, clomipramine, albuterol, benazepril and amitriptyline products (as well as non-Mylan products clobatesol, desonide, fluocinonide, econazole, lidocaine/prilocaine, glyburide, ursodiol and baclofen). All of the above-referenced lawsuits have also been consolidated in the MDL proceeding in the EDPA. Putative classes of direct purchasers, indirect purchasers, and indirect resellers filed consolidated complaints with respect to the products referenced above on August 15, 2017. Mylan is no longer a named defendant in the pravastatin lawsuits. Defendants’ Motions to Dismiss briefing is ongoing. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, Doxycycline Hyclate Delayed Release. On March 1, 2017, the complaint was amended to add the attorneys general of twenty additional states; the complaint alleges violation of federal and state antitrust laws, as well as violation of various states’ consumer protection laws. On July 17, 2017, another complaint containing similar allegations as those contained in the complaints referenced above was filed by four additional states and the District of Columbia. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On October 31, 2017, attorneys general of forty-five states, the District of Columbia and the Commonwealth of Puerto Rico filed a motion for leave to file a consolidated amended complaint (“proposed amended complaint”) against various drug manufacturers, including Mylan. Mylan is alleged to have engaged in anticompetitive conduct with respect to Doxycycline Hyclate Delayed Release, Doxycycline Monohydrate, Glipizide-Metformin, and Verapamil. The proposed amended complaint also includes claims asserted by attorneys general of thirty-four states and the Commonwealth of Puerto Rico against certain individuals, including Rajiv Malik, President of Mylan, with respect to Doxycycline Hyclate Delayed Release. The allegations in the proposed amended complaint are similar to those in the previously filed complaints. We believe that the claims in this lawsuit against Mylan and Rajiv Malik are without merit and intend to defend against them vigorously.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Tax Court Proceeding
The Company's U.S. federal income tax returns for 2007 through 2011 have been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether the proceeds received by the Company in connection with the 2008 sale of its rights in nebivolol constituted a capital gain or ordinary income. On May 16, 2017, the Company and the IRS filed a joint stipulation of settled issues with the Tax Court that resolved all issues in this dispute. The final computations resulting from the stipulation are being prepared by the Company and the IRS, and will be filed with the Tax Court. The Company expects that a portion of its unrecognized tax benefits will be reduced as a result of the resolution of this dispute.
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
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s decision to the General Court of the EU and a hearing took place on October 8, 2015. On September 8, 2016, the General Court dismissed all appeals against the European Commission’s decision. Mylan filed an appeal of the decision on November 18, 2016 to the European Court of Justice. The United Kingdom has applied to intervene in this proceeding. The Company has accrued approximately $8.8 million and $8.2 million as of September 30, 2017 and December 31, 2016, respectively, related to this matter. Generics [U.K.] Limited has received notices from NHS Departments across the United Kingdom stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, “GlaxoSmithKline”), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, “Alpharma”), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, “Ivax”). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which was accrued for at September 30, 2017. Generics [U.K.] Limited has appealed the decision. The hearing before the Competition Appeals Tribunal concluded on March 30, 2017 and the parties are presently awaiting a decision.
Nefopam
On October 10, 2017, Mylan N.V. and Meda Pharmaceuticals Limited received notice that the CMA was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Nefopam, a product from Meda’s portfolio. On October 16, 2017, the CMA issued a notice under Section 26 of the Competition Act 1998 to Mylan N.V. and Meda Pharmaceuticals Limited to provide specified information and produce specified documents. The Company is fully cooperating with the CMA.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to Phenytoin, Alendronate Sodium and Reglan. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $10.9 million and $31.5 million at September 30, 2017 and December 31, 2016, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Intellectual Property
MPI filed with the FDA a Paragraph IV certification stating that approval of MPI’s ANDA for glatiramer acetate injection, 20 mg/mL will not infringe any valid claim of patents owned or controlled by Teva Pharmaceuticals USA, Inc., Yeda Research and Development Co., or their affiliates (“Plaintiffs”), listed in the FDA’s Orange Book. There are currently no unexpired patents for the product listed in the FDA’s Orange Book. On October 3, 2017, Mylan received final FDA approval and launched its 20 mg/mL glatiramer acetate product in the United States.
MPI filed with the FDA a Paragraph IV certification stating that approval of MPI’s ANDA for glatiramer acetate injection, 40 mg/mL will not infringe any valid claim of patents owned or controlled by the Plaintiffs listed in the FDA’s Orange Book. On October 6, 2014, Plaintiffs filed suit against MPI and Mylan Inc. in the District Court for the District of Delaware seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. In February and March 2015, Mylan filed petitions with the Patent Trial and Appeal Board requesting inter partes review of the claims of three asserted patents. On August 24, 2016 and September 1, 2016, respectively, the Patent Trial and Appeal Board issued final written

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

decisions finding all claims of three asserted patents unpatentable as obvious. After Plaintiffs’ requests for reconsideration of those decisions, the Patent Trial and Appeal Board issued revised final written decisions addressing issues raised in the requests for reconsideration and again finding all claims of three asserted patents unpatentable as obvious. On January 30, 2017, the Delaware District Court found, after trial, the asserted claims of the four patents-in-suit invalid as obvious. Plaintiffs have appealed both decisions, and those appeals are pending. On January 17, 2017, Plaintiffs filed suit against Mylan in the District Court for the Northern District of West Virginia asserting claims related to a process patent not listed in the FDA’s Orange Book seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. The West Virginia District Court granted Mylan’s request to transfer the case to the Delaware District Court, and the case remains pending. A trial date has been scheduled for October 9, 2018. On October 3, 2017, Mylan received final FDA approval and launched its 40 mg/mL glatiramer acetate product in the United States.
On October 19, 2017, Teva Pharmaceutical Industries Ltd. commenced an action with the Irish High Court against Mylan Teoranta alleging that Mylan’s glatiramer acetate 40mg/mL product, which is manufactured in Ireland, approved by the FDA and is currently being sold in the U.S., infringes two European patents, EP (IE) 2 949 335 and EP (IE) 3 050 556. Teva is seeking damages and/or an account of profits from Mylan for the alleged infringement. Teva has also requested the Irish High Court to enjoin Mylan Teoranta from making, offering, putting on the market and/or using its glatiramer acetate 40mg/mL product in Ireland pending final determination of the action. A hearing on Teva’s Ireland injunction request is set for January 2018.
The Company has used its business judgment in connection with the decision to launch the 40mg/mL glatiramer acetate product and has also used its business judgment in certain other situations to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision could have an adverse effect that is material to our business, financial condition, results of operations, cash flows and/or ordinary share price.
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $8.8 million accrued related to these various other legal proceedings at September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Meda AB (publ.) (“Meda”) by Mylan (the “Meda Transaction”), Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”), the potential benefits and synergies of the EPD Transaction and the Meda Transaction, future opportunities for Mylan and products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target,” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the accounting and tax treatments of the EPD Transaction and the Meda Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; actions and decisions of healthcare and pharmaceutical regulators; the integration of the EPD Business and Meda being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the EPD Transaction and the Meda Transaction; the retention of certain key employees of the EPD Business and Meda being difficult; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with the EPD Transaction, the Meda Transaction, and the December 2016 announced restructuring program in certain locations, within the expected time-frames or at all and to successfully integrate the EPD Business and Meda; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products, including but not limited to generic Advair and Glatiramer Acetate Injection 20 mg/mL and 40 mg/mL, to market, including ongoing and unresolved allegations of patent infringement around our launch of Glatiramer Acetate Injection 40 mg/mL; success of clinical trials and Mylan’s ability to execute on new product opportunities, including but not limited to generic Advair and Glatiramer Acetate Injection 20 mg/mL and 40 mg/mL; any changes in or difficulties with our inventory of, and our ability to manufacture and distribute, the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) to meet anticipated demand; the potential impact of any change in patient access to the EpiPen® Auto-Injector and the introduction of a generic version of the EpiPen® Auto-Injector; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we may use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC's Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Report on Form 10-Q and shall not be deemed “filed” under the Exchange Act. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
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
Mylan offers one of the industry’s broadest product portfolios, including generic, brand name and OTC products in a variety of dosage forms and therapeutic categories. The Company’s product portfolio includes more than 7,500 marketed products globally, and reaches customers in more than 165 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong and innovative research and development (“R&D”) network that has consistently delivered a robust product pipeline, including complex products such as injectables.
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
Certain markets within Europe in which we do business have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration. In France, we remain the generics market leader.
A number of markets in which we operate in Europe have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems.
As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
The acquisition of Meda significantly increased our operations and revenues throughout Europe, but particularly in France, Italy, Germany and Sweden. Additionally, through the acquisition, we have significantly expanded and strengthened our presence in emerging markets including China, Southeast Asia and the Middle East. These markets provide opportunities for future growth and expansion and are complemented by Mylan’s historical presence in India, Brazil and certain countries in Africa (including South Africa).

Effective October 1, 2016, the Company expanded its reportable segments and now reports in three segments on a geographic basis as follows: North America, Europe and Rest of World. Comparative segment financial information have been recast for prior periods to conform to this revised segment structure.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% and 30% of the Company’s net sales for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, our top ten products in terms of sales, in the aggregate, represented approximately 22% and 30%, respectively.
Recent Developments
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. During the three and nine months ended September 30, 2017, the Company recorded pre-tax charges of $73.4 million and $112.7 million, respectively. Included within the charges during the nine months ended September 30, 2017 were $64.9 million for non-cash asset impairment charges with the remaining charges primarily related to severance and employee benefits. For the charges recognized during the three months ended September 30, 2017, $53.4 million were non-cash asset impairment charges and the remaining charges were primarily related to severance and employee benefits. The continued restructuring actions are expected to be implemented through fiscal year 2018. In the fourth quarter of 2017, the Company committed to additional actions and now anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $375.0 million and $450.0 million, inclusive of the 2016 and year to date 2017 restructuring charges of $262.4 million. In addition, management believes the potential annual savings from these committed restructuring activities will be between approximately $350.0 million and $425.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
On August 17, 2017, the Company announced that its subsidiaries, Mylan Inc. and Mylan Specialty L.P., signed an agreement with the U.S. Department of Justice ("DOJ") and two relators finalizing the $465 million settlement, plus interest, with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program that Mylan had agreed to the terms of on October 7, 2016 (the “Medicaid Drug Rebate Program Settlement”). The settlement resolves claims relating to the classification of EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program.
In October 2017, the Company announced the U.S. launch of the first Glatiramer Acetate Injection 40 mg/mL for 3-times-a-week injection that is an AP-rated substitutable generic version of Teva's Copaxone® 40 mg/mL, as well as Glatiramer Acetate Injection 20 mg/mL for once-daily injection, an AP-rated, substitutable generic version of Teva's Copaxone® 20 mg/mL. These products are indicated for the treatment of patients with relapsing forms of multiple sclerosis (MS), a chronic inflammatory disease of the central nervous system. The Company also announced in October 2017 that its partner, Synthon, received marketing authorization approval in Europe for Glatiramer Acetate Injection 40 mg/mL. Mylan is partnered with Synthon, the developer and supplier of its European Glatiramer Acetate Injection products, and has exclusive distribution and supply rights in certain key European markets.

Financial Summary
The tables below are a summary of the Company’s financial results for the three and nine months ended September 30, 2017 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2017	2016	Change	% Change
Total revenues	$2,987.1	$3,057.1	$(70.0)	(2)%
Gross profit	1,178.1	1,283.3	(105.2)	(8)%
Earnings (loss) from operations	316.0	(130.7)	446.7	342%
Net earnings (loss)	88.3	(119.8)	208.1	174%
Diluted earnings per ordinary share	$0.16	$(0.23)	$0.39	170%

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2017	2016	Change	% Change
Total revenues	$8,668.8	$7,809.1	$859.7	11%
Gross profit	3,488.5	3,362.0	126.5	4%
Earnings from operations	1,016.6	385.8	630.8	164%
Net earnings	451.7	62.5	389.2	623%
Diluted earnings per ordinary share	$0.84	$0.12	$0.72	600%
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment and consolidated total revenues on an actual and constant currency basis for the three and nine months ended September 30, 2017 and 2016.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted earnings and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,
(In millions)	2017	2016	% Change	2017 Currency Impact (1)	2017 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America (3)	$1,172.2	$1,505.5	(22)%	$(3.1)	$1,169.1	(22)%
Europe (3)	1,040.8	841.2	24%	(45.5)	995.3	18%
Rest of World (3)	743.3	682.8	9%	(6.2)	737.1	8%
Total third party net sales (3)	2,956.3	3,029.5	(2)%	$(54.8)	$2,901.5	(4)%

Other third party revenues	30.8	27.6	12%	(0.5)	30.3	10%
Consolidated total revenues	$2,987.1	$3,057.1	(2)%	$(55.3)	$2,931.8	(4)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

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

Total Revenues
For the current quarter, Mylan reported total revenues of $2.99 billion, compared to $3.06 billion for the comparable prior year period, representing a decrease of $70.0 million, or 2%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.96 billion, compared to $3.03 billion for the comparable prior year period, representing a decrease of $73.2 million, or 2%. Other third party revenues for the current quarter were $30.8 million, compared to $27.6 million for the comparable prior year period, an increase of $3.2 million.
The decrease in total revenues was due primarily to a 22% decline in third party net sales in the North America segment. This result was partially offset by third party net sales growth in the Europe segment of 24%, and in the Rest of World segment of 9%. The incremental impact on third party net sales from the acquisition of Meda was approximately $163.6 million. Net sales of existing products and new product introductions decreased in total by approximately $291.6 million. The decrease from existing products was due primarily to lower pricing and, to a lesser extent, lower volumes in the current period. Mylan’s current quarter total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union and India, which was partially offset by the unfavorable impact from changes in the Japanese Yen. The favorable impact of foreign currency translation on current quarter total revenues was approximately $55.3 million resulting in a decrease in constant currency total revenues of approximately $125.3 million, or 4%.

Third party net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows third party net sales by segment for the three months ended September 30, 2017 and 2016 and the increase (decrease) period over period:
North America Segment
Third party net sales from North America decreased by $333.3 million or 22% during the three months ended September 30, 2017 when compared to the prior year period, including the decrease in sales of the EpiPen® Auto-Injector of $245.1 million. Incremental net sales from the acquisition of Meda were approximately $8.2 million in the current quarter. Net sales were negatively impacted in the current quarter due to a decline in sales of existing products as a result of lower pricing and volume, partially offset by new product introductions. As anticipated, our North American generics business experienced higher price erosion than previous quarters, including the impact of the loss of market exclusivity of armodafinil. Sales of the EpiPen® Auto-Injector declined in the current quarter as a result of the impact of the launch of the authorized generic, higher governmental rebates as a result of the Medicaid Drug Rebate Program Settlement, and increased competition. The impact of foreign currency translation on current period third party net sales was less than 1% within North America.
Europe Segment
Third party net sales from Europe increased by $199.6 million or 24% during the three months ended September 30, 2017 when compared to the prior year period. The increase included the result of the incremental net sales from the acquisition of Meda which totaled approximately $117.2 million. The remaining increase in net sales was the result of new product introductions combined with favorable volume and pricing on existing products. The favorable impact of foreign currency translation on current period third party net sales was $45.5 million, or 5% within Europe. Constant currency third party net sales increased by approximately $154.1 million, or 18% when compared to the prior year period.
Rest of World Segment
Third party net sales from Rest of World increased by $60.5 million, or 9% during the three months ended September 30, 2017 when compared to the prior year period. This increase was partially driven by incremental net sales from the acquisition of Meda which totaled approximately $38.2 million. In addition, net sales were positively impacted by new products and increased net sales in emerging markets, which were driven primarily by higher volumes. These increases were partially offset by lower pricing and volumes on existing products from our anti-retroviral (“ARV”) franchise, including active pharmaceutical ingredients. Net sales in Australia increased as a result of sales of new products. Net sales in Japan increased slightly as a result of sales of new products and favorable volumes. Overall, third party net sales from Rest of World were favorably impacted by the effect of foreign currency translation by approximately $6.2 million, or 1% during the three months ended September 30, 2017. Constant currency third party net sales increased by approximately $54.3 million, or 8%.
In addition to third party net sales, the Rest of World segment supplies finished dosage form (“FDF”) generic products and API, primarily from Mylan India, to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales related to this strategy were approximately $117.4 million and $133.9 million in the three months ended September 30, 2017 and 2016, respectively. These intercompany sales are eliminated in consolidation and therefore are not included in the consolidated third party net sales.

Cost of Sales and Gross Profit
Cost of sales increased from $1.77 billion for the three months ended September 30, 2016 to $1.81 billion for the three months ended September 30, 2017. Significant components of cost of sales were purchase accounting related amortization of acquired intangible assets, acquisition related costs, restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended September 30, 2017 was $1.18 billion and gross margins were 39%. For the three months ended September 30, 2016, gross profit was $1.28 billion and gross margins were 42%. Gross margins were negatively impacted in the current quarter by lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector which reduced gross profit by approximately 435 basis points, partially offset by lower purchase accounting amortization by approximately 200 basis points as a result of the prior year amortization of the step-up in the fair value of acquired inventory. Adjusted gross margins were approximately 53% for the three months ended September 30, 2017, compared to approximately 57% for the three months ended September 30, 2016. For the quarter ended September 30, 2017, adjusted gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector which reduced adjusted gross profit by approximately 335 basis points, partially offset by the contributions from acquired businesses and new product introductions.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is as follows:

	Three Months Ended
	September 30,
(In millions)	2017	2016
U.S. GAAP cost of sales	$1,809.0	$1,773.8
Deduct:
Purchase accounting amortization and other related items	(361.4)	(421.5)
Restructuring related costs	(21.0)	(9.7)
Acquisition related items	0.2	(8.5)
Other special items	(12.3)	(12.0)
Adjusted cost of sales	$1,414.5	$1,322.1

Adjusted gross profit (a)	$1,572.6	$1,735.0

Adjusted gross margin (a)	53%	57%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2017 was $182.3 million, compared to $199.1 million for the comparable prior year period, a decrease of $16.8 million. This decrease was primarily due to lower expenditures related to the Company’s respiratory programs due to the timing of clinical activities when compared to the prior year period. The decrease was partially offset by the incremental impact of the Meda acquisition of approximately $4.1 million in the current quarter.

Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $664.6 million, compared to $656.9 million for the comparable prior year period, an increase of $7.7 million. The increase included additional expense related to the Meda acquisition which increased SG&A by approximately $35.5 million in the current quarter. Partially offsetting this increase were lower acquisition related costs, including consulting and legal costs, and the benefit of integration activities in the current quarter.
Litigation Settlements and Other Contingencies, Net
During the three months ended September 30, 2017 and 2016, the Company recorded a charge, net of $15.2 million and $558.0 million, respectively. The net charge for the three months ended September 30, 2017, consists primarily of an increase to an accrual for an anti-trust related matter. The net charge in the prior year period was primarily related to the Medicaid Drug Rebate Program Settlement and the settlement with Strides Arcolab regarding substantially all outstanding regulatory, warranty and indemnity claims (the “Strides Settlement”) related to the acquisition of Agila Specialties Private Limited (“Agila”).
Interest Expense
Interest expense for the three months ended September 30, 2017 totaled $131.8 million, compared to $144.4 million for the three months ended September 30, 2016, a decrease of $12.6 million. The decrease in the current quarter is primarily due to lower long-term debt balances in relation to the prior year period.
Other Expense, Net
Other expense, net, was $4.6 million in the current quarter, compared to $50.2 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses, interest, and other investment gains and losses. Other expense, net was comprised of the following for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
(In millions)	2017	2016
Losses from equity affiliates, primarily clean energy investments	$22.4	$29.7
Foreign exchange (gains)/losses, net	(14.9)	27.8
Other gains, net	(2.9)	(7.3)
Other expense, net	$4.6	$50.2
In the prior year period, other expense, net included foreign exchange losses of $27.8 million which included $44.4 million of mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts related to the Meda acquisition partially offset by foreign currency gains.
Income Tax Provision (Benefit)
For the three months ended September 30, 2017, the Company recognized an income tax provision of $91.3 million, compared to an income tax benefit of $205.5 million for the comparable prior year period. The effective tax rate for the three months ended September 30, 2017 versus the comparable prior year period was impacted by the changing mix of income earned in jurisdictions with differing tax rates, and changes in 2017 valuation allowances applied to certain tax attributes. In addition, during the third quarter of 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the three months ended September 30, 2016. In addition to the benefit recognized for the merger of the aforementioned entities, the effective tax rate for the three months ended September 30, 2016 was impacted by the accrual for the Medicaid Drug Rebate Program Settlement.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
(In millions)	2017	2016	% Change	2017 Currency Impact (1)	2017 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America (3)	$3,666.7	$4,064.5	(10)%	$(2.3)	$3,664.4	(10)%
Europe (3)	2,887.1	2,026.4	42%	(2.4)	2,884.7	42%
Rest of World (3)	2,016.4	1,654.6	22%	(27.0)	1,989.4	20%
Total third party net sales (3)	8,570.2	7,745.5	11%	(31.7)	8,538.5	10%

Other third party revenues	98.6	63.6	55%	—	98.6	55%
Consolidated total revenues	$8,668.8	$7,809.1	11%	$(31.7)	$8,637.1	11%
____________

(1)	Currency impact is shown as unfavorable (favorable).

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

Total Revenues
For the nine months ended September 30, 2017, Mylan reported total revenues of $8.67 billion, compared to $7.81 billion for the comparable prior year period, representing an increase of $859.7 million, or 11%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the nine months ended September 30, 2017 were $8.57 billion, compared to $7.75 billion for the comparable prior year period, representing an increase of $824.7 million, or 11%. Other third party revenues for the nine months ended September 30, 2017 were $98.6 million, compared to $63.6 million for the comparable prior year period, an increase of $35.0 million. The increase in other third party revenues was principally the result of an increase in royalty income from arrangements acquired in the Meda acquisition.
The increase in total revenues included third party net sales growth in the Europe segment of 42%, and in the Rest of World segment of 22%. Third party net sales decreased in the North America segment by 10%. Contributing to the overall increase in total revenues were net sales from the acquisitions of Meda and the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC of approximately $1.40 billion. This increase was partially offset by a net decrease in net sales from existing products and lower new product introductions of approximately $609.4 million. The decrease from existing products was due primarily to lower pricing and, to a lesser extent, lower volumes in the current period. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia, and the European Union, which was partially offset by the unfavorable impact from changes in Japan and the United Kingdom. The favorable impact of foreign currency translation on current year total revenues was approximately $31.7 million. Constant currency total revenue growth for the nine months ended September 30, 2017 was approximately $828.0 million, or 11%.

Third party net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows third party net sales by segment for the nine months ended September 30, 2017 and 2016 and the increase (decrease) period over period:
North America Segment
Third party net sales from North America decreased by $397.8 million or 10% during the nine months ended September 30, 2017 when compared to the prior year, including the decrease in sales of the EpiPen® Auto-Injector of $523.5 million. Net sales of existing products decreased due to lower pricing and volume. This was partially offset by net sales from the acquisitions of Meda and the Topicals Business, totaling approximately $340.0 million. As anticipated, for the nine months ended September 30, 2017, the U.S. generics products experienced price erosion in the high-single-digits. Sales of the EpiPen® Auto-Injector declined in the nine month period as a result of the impact of the launch of the authorized generic, higher governmental rebates as a result of the Medicaid Drug Rebate Program Settlement, and increased competition. The impact of foreign currency translation on the current period third party net sales was insignificant within North America.
Europe Segment
Third party net sales from Europe increased by $860.7 million or 42% during the nine months ended September 30, 2017 when compared to the prior year period. This increase was primarily the result of net sales from the acquisition of Meda of approximately $833.2 million during the nine months ended September 30, 2017. Net sales of existing products increased as a result of new product sales and favorable pricing, slightly offset by lower volume. Overall, the favorable impact of foreign currency translation on current period third party net sales was not significant to the Europe segment.
Rest of World Segment
Third party net sales from Rest of World increased by $361.8 million or 22% during the nine months ended September 30, 2017 when compared to the prior year period. This increase was primarily the result of net sales from the acquisition of Meda totaling approximately $229.2 million. In addition, net sales from existing products increased principally as a result of higher volumes in Australia, emerging markets, and from our ARV franchise. Throughout the segment, sales from new products, particularly from our ARV franchise and in Australia, and higher volumes on existing products more than offset lower pricing. Sales from existing products in Japan were flat as higher volumes were offset by unfavorable pricing. The favorable impact of foreign currency translation was $27.0 million, or 2%. Constant currency third party net sales increased by approximately $334.8 million, or 20%.
In addition to third party net sales, the Rest of World segment also supplies FDF generic products and API, primarily from Mylan India, to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales related to this strategy were approximately $331.1 million and $308.3 million in the nine months ended September 30, 2017 and 2016, respectively. These intercompany sales are eliminated in consolidation and are not included in the consolidated third party net sales.

Cost of Sales and Gross Profit
Cost of sales increased from $4.45 billion for the nine months ended September 30, 2016 to $5.18 billion for the nine months ended September 30, 2017. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs, restructuring, and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the nine months ended September 30, 2017 was $3.49 billion and gross margins were 40%. For the nine months ended September 30, 2016, gross profit was $3.36 billion and gross margins were 43%. Gross margins were negatively impacted in the current period by increased amortization expense as a result of the acquisitions of Meda and the Topicals Business by approximately 162 basis points, lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector which reduced gross profit by approximately 318 basis points, partially offset by the contributions from the acquisitions noted above. Adjusted gross margins were approximately 53% for the nine months ended September 30, 2017, compared to approximately 56% for the nine months ended September 30, 2016. Adjusted gross margins were negatively impacted in the current period as a result of lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector which reduced adjusted gross profit by approximately 245 basis points, partially offset by the contributions from the acquisitions noted above.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is as follows:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
U.S. GAAP cost of sales	$5,180.3	$4,447.1
Deduct:
Purchase accounting amortization and other related items	(1,054.9)	(914.8)
Acquisition related items	(1.9)	(39.8)
Restructuring related costs	(37.3)	(13.8)
Other special items	(39.2)	(34.1)
Adjusted cost of sales	$4,047.0	$3,444.6

Adjusted gross profit (a)	$4,621.8	$4,364.5

Adjusted gross margin (a)	53%	56%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2017 was $580.9 million, compared to $632.2 million for the comparable prior year period, a decrease of $51.3 million. The decrease was due to lower expenditures related to the Company’s respiratory and biologics programs due to the timing of clinical activities when compared to the prior year period. Offsetting the decrease was the impact from the acquisitions of Meda and the Topicals Business, which increased R&D expense by approximately $33.9 million in the current year period.
Additionally, during the nine months ended September 30, 2017, the Company entered into a joint development and marketing agreement for a respiratory product resulting in approximately $50 million in R&D expense. In the prior year period, the Company made an upfront payment to Momenta Pharmaceuticals, Inc. (“Momenta”) for $45 million related to the Company’s collaboration agreement with Momenta which was entered into on January 8, 2016.

Selling, General & Administrative Expense
SG&A for the nine months ended September 30, 2017 was $1.92 billion, compared to $1.79 billion for the comparable prior year period, an increase of $129.2 million. The increase is due primarily to additional expense related to the acquisitions of Meda and the Topicals Business which increased SG&A by approximately $284.0 million. Partially offsetting this increase were lower acquisition related costs, including consulting and legal costs, and the benefit of integration activities in the current period.
Litigation Settlements and Other Contingencies, Net
During the nine months ended September 30, 2017, the Company recorded a net gain of $25.8 million, while during the nine months ended September 30, 2016, the Company recorded a net charge of $556.4 million, respectively. The net gain recognized during the nine months ended September 30, 2017, consists of a gain of approximately $88.1 million for a fair value adjustment related to the contingent consideration for the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair Diskus® and Seretide Diskus® incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The fair value adjustment was the result of changes to assumptions relating to the timing of the product launch along with other competitive and market factors. Offsetting this gain were litigation accruals of approximately $52.5 million primarily related to the modafinil settlement, the Medicaid Drug Rebate Program Settlement, an increase to an accrual for an anti-trust related matter, and a fair value loss of $9.9 million related to contingent consideration for the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”).  The net charge recognized during the nine months ended September 30, 2016 was primarily related to the Medicaid Drug Rebate Program Settlement and the Strides Settlement.
Interest Expense
Interest expense for the nine months ended September 30, 2017 totaled $406.3 million, compared to $305.0 million for the nine months ended September 30, 2016, an increase of $101.3 million. The increase in the current year is primarily due to approximately $218.1 million of interest related to the issuance of the senior notes in June 2016 and the Euro senior notes issued in November 2016. This increase was partially offset by the repayment of the 1.800% Senior Notes due 2016 and the 1.350% Senior Notes due 2016 in June and November of 2016, respectively.
Other Expense, Net
Other expense, net, was $34.4 million for the nine months ended September 30, 2017, compared to $184.0 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Losses from equity affiliates, primarily clean energy investments	$77.2	$85.5
Foreign exchange (gains)/losses, net	(33.0)	81.6
Write off of deferred financing fees	—	33.2
Other gains, net	(9.8)	(16.3)
Other expense, net	$34.4	$184.0
In the prior year period, other expense, net included foreign exchange losses of $81.6 million which included $128.6 million of unrealized mark-to-market losses related to the Company’s SEK non-designated foreign currency contracts that were entered into to economically hedge the SEK purchase price for the Meda acquisition, partially offset by foreign currency gains and the write off of approximately $33.2 million of financing fees related to the termination of the bridge credit agreement relating to the Meda acquisition.

Income Tax Provision (Benefit)
For the nine months ended September 30, 2017, the Company recognized an income tax provision of $124.2 million, compared to an income tax benefit of $165.7 million for the comparable prior year period. The income tax provision for the nine months ended September 30, 2017 versus the comparable prior year period was impacted by the changing mix of income earned in jurisdictions with differing tax rates, changes in 2017 valuation allowances applied to certain tax attributes, statutory releases of certain tax uncertainties, and the revaluation of deferred tax assets and liabilities in countries that changed their statutory corporate tax rate. During the nine months ended September 30, 2016, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiary, Jai Pharma Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $150 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the nine months ended September 30, 2016. In addition to the benefit recognized for the merger of the aforementioned entities, the effective tax rate for the nine months ended September 30, 2016 was also impacted by the Medicaid Drug Rebate Program Settlement, a changing mix of income earned in jurisdictions with differing tax rates, and statutory releases of certain tax uncertainties.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2017		2016		2017		2016
U.S. GAAP net earnings and U.S. GAAP EPS	$88.3	$0.16	$(119.8)	$(0.23)	$451.7	$0.84	$62.5	$0.12
Purchase accounting related amortization (primarily included in cost of sales) (a)	370.7		427.1		1,074.9		931.8
Litigation settlements, net (b)	15.2		468.0		52.5		466.4
Interest expense (primarily related to clean energy investment financing)	5.5		5.5		19.5		18.9
Accretion of contingent consideration liability and other fair value adjustments (c)	4.9		100.4		(57.6)		120.7
Clean energy investments pre-tax loss	22.4		23.8		66.4		69.4
Acquisition related costs (primarily included in SG&A and cost of sales) (d)	15.2		110.5		60.1		346.7
Restructuring related costs (e)	73.4		24.2		112.7		45.1
Other special items included in:
Cost of sales	12.3		12.0		39.2		34.1
Research and development expense (f)	15.2		22.0		90.1		98.4
Selling, general and administrative expense	4.0		(2.0)		12.7		0.3
Other expense, net	(3.3)		(1.4)		1.8		1.3
Tax effect of the above items and other income tax related items	(34.1)		(343.9)		(244.5)		(490.5)
Adjusted net earnings and adjusted EPS	$589.7	$1.10	$726.4	$1.38	$1,679.5	$3.13	$1,705.1	$3.31
Weighted average diluted ordinary shares outstanding	537.0		523.6		537.0		515.2
____________
Significant items for the three and nine months ended September 30, 2017 include the following:

(a)
The increase in purchase accounting related amortization for the nine month period is due to the amortization expense associated with the intangible assets related to the Topicals Business and Meda acquisitions. The decrease in purchase accounting related amortization for the three month period is primarily related to approximately $56 million of inventory step-up amortization related to the Topicals Business and Meda acquisitions in the prior year period.

(b)	Litigation settlements, net decrease is due to an accrual for the Medicaid Drug Rebate Settlement in the prior year periods.

(c)
Change to contingent consideration liability is due to a gain recognized for the fair value adjustment of $88.1 million for the respiratory delivery platform contingent liability included in the nine months ended September 30, 2017. The three and nine months ended September 30, 2016 include approximately $90 million related to the Strides Settlement.

(d)
Acquisition related costs incurred in 2016 primarily relate to the acquisition of the Topicals Business (June 2016) and costs related to the Meda acquisition. These costs primarily related to consulting, professional, and legal costs. Acquisition related costs incurred in 2017 consist primarily of integration activities.

(e)
Refer to Note 17 Restructuring included in Item 1 in this Form 10-Q. Of the total amount, approximately $21.0 million is included in cost of sales, $1.1 million is included in R&D, and $51.3 million is included in SG&A for the three months ended September 30, 2017. For the nine months ended September 30, 2017, approximately $37.3 million is included in cost of sales, $2.4 million is included in R&D and $73.0 million is included in SG&A.

(f)
R&D expense for the three months ended September 30, 2017 includes $8.0 million related to Momenta collaboration expense. For the nine months ended September 30, 2017, R&D expense includes an upfront expense of approximately $50 million related to a joint development and marketing agreement for a respiratory product, $22.5 million related to Momenta collaboration expense and other similar smaller agreements. For the nine months ended September 30, 2016, R&D expense includes a $45 million upfront payment to Momenta and $15 million of milestone payments to Theravance Biopharma. In addition, included in this amount for the three and nine months ended September 30, 2016 is approximately $9.0 million and $22.3 million, respectively, of R&D expense incurred related to the Company’s collaboration with Momenta.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $1.57 billion for the nine months ended September 30, 2017. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $128.4 million to $1.57 billion for the nine months ended September 30, 2017, as compared to net cash provided by operating activities of $1.70 billion for the nine months ended September 30, 2016. Cash provided by operating activities is derived by net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net decrease in cash provided by operating activities was principally due to the following:

•
a decrease in non-cash items of $136.7 million, principally a result of a decrease in litigation settlements and other contingencies expense, net of $603.8 million related to the accrual for the Medicaid Drug Rebate Program Settlement and the Strides Settlement related to the acquisition of Agila recognized in the prior year period and a decrease of $128.6 million related to unrealized losses on acquisition-related foreign currency derivatives recognized in the prior year period partially offset by increased depreciation and amortization as a result of acquisitions of $233.4 million and an increase in the deferred income tax benefit of $374.0 million;

•
a decrease in other operating assets and liabilities, net of $319.6 million, principally a result of payments made of approximately $255.2 million related to the Medicaid Drug Rebate Program Settlement and payments of other accruals;

•	a net increase in the amount of cash used through changes in trade accounts payable of $142.4 million as a result of the timing of cash payments; and

•	a net increase in the amount of cash used through changes in income taxes of $200.6 million as a result of the level and timing of estimated tax payments made during the current period.
These items were partially offset by the following:

•	an increase in net earnings for the nine months ended September 30, 2017 of $389.2 million when compared to the prior year period, principally as a result of an increase in earnings from operations;

•	a net decrease of $248.8 million in the amount of cash used through changes in inventory balances; and

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances of $32.9 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances.

Investing Activities
Cash used in investing activities was $743.1 million for the nine months ended September 30, 2017, as compared to $7.08 billion for the nine months ended September 30, 2016, a net decrease of $6.34 billion.
In 2017, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $71.6 million related to the acquisition of the remaining non-tendered shares of Meda in the compulsory acquisition proceeding;

•
payments for product rights and other, net totaling approximately $558.8 million, which included a payment of $50.0 million related to the acquisition of intellectual property rights for the Cold-EEZE® brand cold remedy line, payments of $168.0 million related to the acquisition of additional intellectual property rights and marketing authorizations outside of the U.S. and a payment of $277.9 million related to the acquisition of a portfolio of generic product rights in the U.S.;

•	proceeds from the sale of certain European assets for approximately $31.1 million;

•
restricted cash decrease of $12.6 million in the current year due to amounts released from escrow for the payment of certain claims related to the Agila Specialties Private Limited (“Agila”) contingent consideration; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $156.4 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2017 calendar year are expected to be approximately $300 million to $350 million.

In 2016, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $6.15 billion related to the Company’s acquisitions of Meda and the Topicals Business;

•
restricted cash increase of approximately $50.5 million related to amounts deposited in escrow for potential contingent consideration payments in connection with the acquisition of the Topicals Business;

•
payments for product rights and other, net totaling approximately $196.3 million which included payments of $57.9 million to acquire a marketed pharmaceutical product and $90 million related to the acquisition of certain European intellectual property rights and marketing authorizations;

•	capital expenditures, primarily for equipment and facilities, totaling approximately $239.5 million;

•	cash paid for Meda's unconditional deferred payment of approximately $308.0 million; and

•	cash paid for settlement of acquisition-related foreign currency derivatives of approximately $128.6 million.
Financing Activities
Cash used in financing activities was $1.25 billion for the nine months ended September 30, 2017, compared to cash provided by financing activities of $5.39 billion for the nine months ended September 30, 2016, a net decrease of $6.64 billion.

In 2017, significant items in financing activities included the following:

•	proceeds of €500 million related to the issuance of the 2020 Floating Rate Euro Notes;

•	voluntarily prepayments of $1.5 billion of the 2016 Term Loans and $245 million of the Meda 2.0kr billion Term Loan; and

•	net repayments of short-term borrowings of $48.3 million.
In 2016, significant items in financing activities included the following:

•
proceeds from long-term debt of $6.5 billion which was attributable to the Company’s issuance of $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019, $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021, $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026, and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 in the second quarter of 2016 in anticipation of the completion of the offer to acquire all of the outstanding shares of Meda;

•	payments of the principal amount of $500.0 million on the 1.800% Senior Notes due 2016 which matured on June 24, 2016 and $567.0 million of Meda’s bank loans;

•	net short-term borrowings of $48.6 million; and

•	payments of financing fees which totaled $95.3 million primarily related to a bridge credit agreement related to the Meda acquisition.
Capital Resources
Our cash and cash equivalents at our non-U.S. operations totaled $516.8 million at September 30, 2017. A portion of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our non-U.S. subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity under its revolving credit facility dated as of November 22, 2016 (as amended, supplemented or otherwise modified from time to time, the “2016 Revolving Facility”), among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, including the commercial paper program, and the Receivables Facility (as defined below) combined with cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of non-U.S. cash. If these funds are ultimately needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds. If funds are needed from the Company’s subsidiaries that do not have an ultimate U.S. parent, the Company will generally not be required to accrue and pay taxes to repatriate these funds because its foreign parent would not be subject to tax on receipt of these distributions.
The Company has access to $2.0 billion under the 2016 Revolving Facility which also includes a $200 million subfacility for the issuance of letters of credit and a $175 million sublimit for swingline borrowings. As of September 30, 2017, we had $192.1 million available under the $200 million subfacility on our 2016 Revolving Facility for the issuance of letters of credit. Up to $1.65 billion of the 2016 Revolving Facility may be used to support future borrowing under our commercial paper program.

In addition to the 2016 Revolving Facility, MPI, a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”), which will expire in January 2018. Although from time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. Under the terms of the Receivables Facility, MPI sells certain accounts receivable to Mylan Securitization LLC, a wholly owned special purpose entity which in turn sells a percentage of ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. As of September 30, 2017, the Company had no amounts outstanding under the Receivables Facility.
At September 30, 2017, our long-term debt totaled $13.99 billion, as compared to $15.20 billion at December 31, 2016. Total long-term debt is calculated net of deferred financing which were $79.6 million and $92.2 million at September 30, 2017 and December 31, 2016, respectively. The decrease in long-term debt was due to the prepayment of a portion of the 2016 Term Loans during the nine months ended September 30, 2017 offset by the issuance of the 2020 Floating Rate Euro Notes. The total long-term debt balance at September 30, 2017 was comprised primarily of $100 million of term loans, $91.4 million of Medium Term Notes acquired from Meda, $12.69 billion of fixed rate senior notes and $1.18 billion of floating rate senior notes. In addition, at September 30, 2017, we had $722.8 million of long-term debt classified as current and payable within the next twelve months, as compared to $223.3 million at December 31, 2016. The increase to the current portion of long-term debt is due to the reclassification of the 2.600% Senior Notes due 2018 which mature in June 2018 offset by the prepayment of the Meda 2.0kr billion Term Loan. In addition to the current portion of long-term debt, the Company has significant debt maturities in the fourth quarter of 2018, as the Floating Rate Euro Notes mature in November 2018 and the 3.000% Senior Notes due 2018 mature in December 2018. The Company intends to utilize available liquidity to fund these repayments.
For additional information regarding our debt agreements refer to Note 12 Debt in Item 1 in this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2017 are as follows for each of the periods ending December 31:
The Company’s term loan credit facility dated as of November 22, 2016 (as amended, supplemented or otherwise modified from time to time, the “2016 Term Facility”), among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and 2016 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”). The Company is in compliance at September 30, 2017.
Following the Meda acquisition (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into amendments to the agreements for the 2016 Term Facility and 2016

Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The Company expects to remain in compliance for the next twelve months.
Business Acquisitions, Collaboration and Licensing Agreements
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
Our most significant contingent payment relates to the potential future consideration related to our December 2011 acquisition of the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The Company has also recorded contingent consideration related to the acquisition of the Topicals Business, the acquisition of Jai Pharma Limited, the acquisition of Agila Specialties Private Limited (“Agila”) and certain other acquisitions. The amount of contingent consideration recorded was $471.1 million and $564.6 million at September 30, 2017 and December 31, 2016, respectively. In addition, the Company expects to incur approximately $25 million to $30 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
In conjunction with the Company’s Generic Drug User Fee Agreement goal date, on March 28, 2017, the Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application for the respiratory delivery platform. As of September 30, 2017, the Company has an IPR&D asset of $347.2 million and a related contingent consideration liability of $361.0 million. The Company performed an analysis and valuation of the IPR&D asset and the fair value of the related contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the IPR&D asset was not impaired at September 30, 2017. Additionally, no fair value adjustment was required for the contingent consideration during the three months ended September 30, 2017. In the second quarter of 2017, a fair value adjustment was required for the contingent consideration liability resulting in a gain of approximately $88.1 million based upon changes to assumptions relating to the timing of the product launch along with other competitive and market factors. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
In October 2017, the Company finalized an agreement to acquire the perpetual license to Betadine in certain European markets. An estimated liability of approximately $300 million for the purchase of these rights was accrued for on the Meda acquisition opening balance sheet. The Company does not expect that a material adjustment to this liability will be necessary upon closing of the transaction in early 2018.
On October 3, 2017, the Company completed the acquisition of a U.S. based developer and manufacturer of API for approximately $189 million, which includes $15 million of contingent payments based on the achievement of certain financial results of the acquired business following the closing of the transaction.
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
Other Commitments
We are involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which, could result in financial or other penalties or charges (civil and criminal) against the Company, including the possibility of not being able to conduct business in a specific jurisdiction. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our business, financial condition, results of operations, and cash flows and could cause the market value of our ordinary shares to decline. We have approximately $402 million accrued for legal contingencies at September 30, 2017. In October, we paid approximately $217.5 million related to the Medicaid Drug Rebate Program Settlement. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila and the EPD Business, and certain other acquisitions. The inability or denial of Merck KGaA, Strides Arcolab, Abbott Laboratories or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended September 30, 2017, the Company continued to implement and utilize a new Enterprise Resource Planning (“ERP”) system in certain countries, which, when completed, will handle the business, financial and administrative processes for the Company. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of 2017. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2017 on the effectiveness of its ICFR.

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

ITEM 5.	OTHER INFORMATION
On November 3, 2017, the Company entered into an amendment (the “Revolving Loan Amendment”) to the 2016 Revolving Facility. In addition, on November 3, 2017, the Company entered into an amendment (the “Term Loan Amendment”) to the 2016 Term Facility. The Revolving Loan Amendment and the Term Loan Amendment increased the maximum consolidated leverage ratio from 3.75 to 1.00 to 4.25 to 1.00 through the December 31, 2018 reporting period in the maximum consolidated leverage ratio financial covenant, which requires maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters (as defined in the 2016 Revolving Facility and 2016 Term Facility). The Company is in compliance with this covenant at September 30, 2017, and expects to remain in compliance for the next twelve months.
The foregoing description does not purport to be complete and its qualified in its entirety by reference to the Revolving Loan Amendment and Term Loan Amendment, which are attached hereto as Exhibit 10.3 and Exhibit 10.4, respectively, and which are incorporated herein by reference.

ITEM 6. EXHIBITS

10.1
Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 21, 2017, and incorporated herein by reference.

10.2
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on August 21, 2017, and incorporated herein by reference.

10.3
Amendment, dated as of September 30, 2017, to the revolving credit facility dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent.

10.4
Amendment, dated as of September 30, 2017, to the term loan credit facility dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent.

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
November 6, 2017

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
November 6, 2017