Form 10-K
period 2017-12-31
Mylan N.V.
filed 2018-03-01
CIK 1623613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑      No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the outstanding ordinary shares, nominal value €0.01, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,669,862,339.
The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of February 23, 2018 was 514,781,709.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

MYLAN N.V.
INDEX TO FORM 10-K
For the Year Ended December 31, 2017

PART I

ITEM 1.	Business
Mylan N.V., along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”), is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generics, branded generics, brand name and over-the-counter (“OTC”) products in a variety of dosage forms and therapeutic categories. Mylan is committed to setting new standards in healthcare by creating better health for a better world, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership. We believe access to healthcare should be a right, not a privilege. That makes our mission very personal. While a great deal of progress has been made over the years to expand access to healthcare, there’s still much to be done. With our strong foundation in pharmaceuticals and long track record of doing good, Mylan is uniquely positioned to address the world’s most pressing health concerns.
Mylan offers one of the industry’s broadest product portfolios, including more than 7,500 marketed products around the world, to customers in more than 165 countries and territories. We operate a global, high quality, vertically-integrated manufacturing platform around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong and innovative research and development (“R&D”) network that has consistently delivered a robust product pipeline including a variety of dosage forms, therapeutic categories and biosimilars.
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
Our most recent significant acquisitions include the June 2016 acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC (“Renaissance”) for approximately $1.01 billion in cash at closing, including amounts that were deposited into escrow for potential contingent payments. The Topicals Business provided the Company with a complementary portfolio of commercial and pipeline products, and an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business also provided an integrated manufacturing and development platform.
Also, in August 2016, we acquired Meda AB (publ.) (“Meda”) for a total purchase price of approximately $6.92 billion, net of cash acquired. Meda provided a diversified and expansive portfolio of branded and generic medicines along with a strong and growing portfolio of OTC products. The combined company has a balanced global footprint with significant scale in key geographic markets, particularly the U.S. and Europe. The acquisition of Meda also expanded our presence in key emerging markets, including, China, Russia, Turkey, and Mexico, and in countries in South East Asia, and the Middle East, which complemented Mylan’s existing presence in India, Brazil and Africa (including South Africa).
One Mylan
Through our recent significant transactions, along with our previous transformative acquisitions of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”), Agila Specialties (‘‘Agila’’), Matrix Laboratories Limited (now known as Mylan Laboratories Limited or “Mylan India”), Merck KGaA’s generics and specialty pharmaceutical business, Bioniche Pharma Holdings Limited and Pfizer Inc.’s (“Pfizer”) respiratory delivery platform (the “respiratory delivery platform”), we have created a horizontally and vertically integrated platform with global scale, augmented our diversified product portfolio and further expanded our range of capabilities, all of which we believe position us well for the future.
Today, Mylan has a robust worldwide commercial presence, including leadership positions in the U.S., Australia and France as well as other markets around the world. Mylan’s global portfolio of more than 7,500 marketed generic and branded generic, brand name, and OTC products around the world covers a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semisolids while focusing on those products that are difficult to formulate and manufacture, and typically have longer life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled-release and respiratory products. OTC products are key complements to prescribed drugs because they are easily accessible, save patients’ time and reduce cost pressures on healthcare systems. Mylan also operates one of the largest API manufacturers, supplying low cost, high quality API for our own products and pipeline, as well as for a number of third parties.
We believe that the breadth and depth of our business and platform provide certain competitive advantages in major markets in which we operate, including less dependency on any single market or product. As a result, we are better able to successfully compete on a global basis than many of our competitors.
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
The Company has made a number of significant acquisitions since 2015, and as part of the holistic, global integration of these acquisitions, the Company is focused on how to best optimize and maximize all of its assets across the organization and across all geographies. On December 5, 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline its operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. Refer to Note 16 Restructuring included in Item 8 in this Annual Report on Form 10-K for additional information related to our restructuring initiatives.
We report our results in three segments on a geographic basis as follows: North America, Europe and Rest of World. The operations in each of our segments is described in more detail below.
The chart below reflects third party net sales by reportable segment for the year ended December 31, 2017.
Our third party net sales are derived primarily from the sale of generic and branded generic pharmaceuticals, branded pharmaceuticals, OTC products and API. Our API business is conducted through Mylan India, which is included within our Rest of World segment. Refer to Note 13 Segment Information included in Item 8 in this Annual Report on Form 10-K for additional information related to our reportable segments.

Our global operational footprint, including the locations of our manufacturing, packaging and R&D facilities and capabilities, along with the individual site’s primary activities, are detailed on the map below.
Our global manufacturing platform is an important component of our business model. We own twelve manufacturing and distribution facilities in the U.S. including Puerto Rico, with significant sites in Morgantown, West Virginia; San Antonio, Texas; St. Albans, Vermont; Caguas, Puerto Rico; and Greensboro, North Carolina. Outside the U.S. and Puerto Rico, we utilize production and distribution facilities in eleven countries, including key facilities in India, Australia, Japan, Ireland, Hungary and France. Our manufacturing facilities, which operate around the globe, are capable of producing approximately 80 billion oral solid doses, 4,800 kiloliters of APIs, 500 million injectable units, and 1.5 billion complex products (transdermals, dermals, topicals, respiratory, oral films, and other specialty items) per year.
The Company also leases manufacturing, warehousing, distribution and administrative facilities in numerous locations, both within and outside of the U.S., including properties in New York, Canada, France, India, Ireland and the United Kingdom (the “U.K.”). All of the facilities listed above are included in our reportable segments primarily based on the location of the facility. Our global R&D centers of excellence are located in Morgantown, West Virginia and Hyderabad, India. We also have specific technology focused development sites in Texas, Vermont, Canada, Ireland, Germany, Italy, the U.K., India and Japan. In addition, under our collaboration agreements with Biocon Limited (“Biocon”) for the development of biosimilar compounds and insulin analog products, certain state of the art manufacturing facilities owned by Biocon in India and Malaysia are to be used for the manufacture of products developed under the agreements, which are excluded from the chart above.
We believe that all of our facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for the current operations.
Unless otherwise indicated, industry data included in Item 1 is sourced from IQVIA Holdings Inc. (“IQVIA”) and is for the twelve months ended November 2017.
North America Segment
Our North America segment primarily develops, manufactures, sells and distributes pharmaceutical products in tablet, capsule, injectable, transdermal patch, gel, nebulized and cream or ointment form. For the year ended December 31, 2017, North America segment third party net sales were $4.97 billion. Our North America segment includes our operations in the U.S. and Canada, each of which is discussed further below.
The U.S. generics market is the largest in the world, in terms of value, with generic prescription sales of approximately $60.0 billion for the twelve months ended November 2017 and approximately 90% of all pharmaceutical products sold in the U.S. were generic products, which demonstrates the high level of generic penetration in this market. Mylan holds a top two ranking within the U.S. generics prescription market in terms of both sales and prescriptions dispensed. Approximately one in every 14 prescriptions dispensed in the U.S. is a Mylan product. Our sales of products in the U.S. are derived primarily from the sale of oral solid dosages, injectables, transdermal patches, gels, creams, ointments and unit dose offerings. In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies. With the acquisition of the Topicals Business, we gained a complementary portfolio of branded and generic topical products, including an active pipeline of products in development as well as an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business added to Mylan an integrated manufacturing and development platform along with a leading topicals-focused contract development and manufacturing organization.
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
In October 2017, Mylan launched in the U.S. the first Glatiramer Acetate Injection 40 mg/mL for 3-times-a-week injection that is an AP-rated substitutable generic version of Copaxone® 40 mg/mL, as well as Glatiramer Acetate Injection 20 mg/mL for once-daily injection, an AP-rated, substitutable generic version of Copaxone® 20 mg/mL. These products are indicated for the treatment of patients with relapsing forms of multiple sclerosis, a chronic inflammatory disease of the central nervous system.
The EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions, is an epinephrine auto-injector that has been sold in the U.S. and internationally since the mid-1980s. Mylan markets the EpiPen® Auto-Injector, which is supplied to Mylan by a wholly owned subsidiary of Pfizer. Anaphylaxis is a severe allergic reaction that is rapid in onset and may cause death, either through swelling that shuts off airways or through a significant drop in blood pressure. In December 2010, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, introduced the “Guidelines for the Diagnosis and Management of Food Allergy in the United States.” These guidelines state that epinephrine is the first line treatment for anaphylaxis. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector. On December 16, 2016, Mylan launched the first authorized generic for the EpiPen® Auto-Injector, which has the same drug formulation and device functionality as the branded product.
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
With the acquisition of Meda, we acquired certain key branded products, including Dymista® which is used for the treatment of seasonal allergic rhinitis and was launched in the U.S. in 2012. We also market several OTC products including Cold-EEZE, Midnite, and Vivarin.
We believe that the breadth and quality of our product offerings help us to successfully meet our customers’ needs and to better compete in the generics industry over the long-term. The future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as affordable alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the value of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture. Throughout Mylan’s history, we have successfully introduced many generic products that are difficult to formulate or manufacture and continue to be meaningful contributors to our business several years after their initial launch. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, a first-filed ANDA with a Paragraph IV certification qualifies the product approval holder for a period of generic marketing and distribution exclusivity.
In Canada, we have successfully leveraged the acquired EPD Business to further broaden our presence in this market. We currently rank sixth in terms of market share in the generic prescription market. As in the U.S., growth in Canada will be dependent upon acceptance of generic products as affordable alternatives to branded pharmaceuticals. Further, we plan to leverage the strength and reliability of the collective Mylan brand to foster continued brand awareness and growth throughout the region.

Europe Segment
Our European operations are conducted through our wholly owned subsidiaries in 35 countries across the region, including France, Italy, Germany, the U.K. and Spain. For the year ended December 31, 2017, Europe segment third party net sales were $3.96 billion. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world in terms of value. Within Europe, by value, the generic prescription market in Germany is the largest, followed by the U.K., France, Spain and Italy, respectively.
In Europe, the manner in which products are marketed varies by country. In addition to selling pharmaceuticals under their International Nonproprietary Name (“INN”) (i.e., API), in certain European countries, branded generic pharmaceutical products are given a unique brand name, as these markets tend to be more responsive to the promotion efforts generally used to promote brand products.
The European generic prescription market also varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice and other important aspects. Some countries, including Germany, the U.K., the Netherlands, Denmark and Poland, are characterized by relatively high generic penetration, ranging between 70% and 75% of total prescription market sales in the twelve months ended November 2017, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 22% and 44% of total prescription sales in the twelve months ended November 2017, based on volume. However, actions taken by governments, particularly in these latter under-penetrated countries, to reduce healthcare costs could encourage further use of generic pharmaceutical products. In some of these under-penetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization and penetration.
As a result of the acquisitions of Meda and the EPD Business, our product portfolio has been diversified with OTC products and additional branded and branded generic products in Europe. In addition, Mylan has significantly expanded and strengthened its presence in Europe. In particular, we have grown our presence in several markets in Central and Eastern Europe, including Poland, Greece, the Czech Republic and Slovakia and gained access into new markets, such as Romania and Bulgaria. As a result of these acquisitions, our revenues in Europe are now significantly diversified across our generics, branded and branded generic portfolios.
Our branded products include Creon, Influvac, EpiPen®, Dymista, Betadine and Elidel. Our OTC products include Dona, Saugella, CB12, Brufen, Endwarts, and Armolipid.
In October 2017, the Company announced that its partner, Synthon, received marketing authorization approval in Europe for Glatiramer Acetate Injection 40 mg/mL. Mylan is partnered with Synthon, the developer and supplier of its European Glatiramer Acetate Injection products, and has exclusive distribution and supply rights in certain key European markets. We have launched the product in several countries in 2018.
Of the top ten generic prescription markets in Europe, we hold leadership positions in several of the markets, including the number one market share position in France and the number two market share position in Italy. In France, we believe the generic market is underpenetrated. Our growth in the French market is expected to come from brand leadership, new product launches, and increased generic utilization and penetration through government initiatives, such as a communication plan to promote generics in France. The acquisition of the EPD Business in 2015 followed by the acquisition of Meda in 2016 strengthened Mylan’s position as a major participant across the healthcare system covering prescribers, hospitals and pharmacists and provided growth opportunities and synergies throughout the market.
In Italy, we have the second highest market share in the generic prescription market in terms of volume and value. We believe that the Italian generic market is still under-penetrated, with generics representing approximately 22% of the Italian pharmaceutical market, based on volume. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. As leaders of the generic market, we can benefit from increased generic utilization.
In addition to France and Italy, we have grown our presence in several European markets including Germany, the U.K., Spain and markets in Eastern Europe. In the U.K., Mylan is ranked third in the U.K. generic prescription market, in terms of value. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as retail pharmacy chains and hospitals. The acquisition of the EPD and Meda businesses in the U.K. has provided us with an additional branded market presence, particularly in the areas of pancreatic enzyme replacement, hormone replacement therapy, anaphylaxis and allergy.

In Spain, we have the ninth highest market share in the generic prescription market based on volume. The generic market comprised approximately 35% of the total Spanish pharmaceutical market by volume for the twelve months ended November 2017. Our portfolio and depth in this market were further expanded with the acquisitions of the EPD Business and Meda by adding branded and OTC products. As a result of these acquisitions, we have diversified our product offerings in Spain and generic prescription products now account for less than a quarter of our sales in Spain. New product introductions in all of our categories will be the drivers of our growth in Spain.
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
In the Nordic region, which we define as Sweden, Norway, Denmark, Finland and Iceland, our presence has expanded significantly as a result of our recent acquisitions. For instance, we now have the fourth highest market share in Sweden, in terms of volume and value, and the fifth highest market share in Norway, based on volume.
We also have a notable presence in other European generic prescription markets, including Portugal and Belgium, where we hold the third and fifth highest market share, respectively, in terms of volume. In the Netherlands, we have the third highest market share in the generic prescription market, which is characterized by relatively high generic penetration.
Rest of World Segment
We market pharmaceuticals in Rest of World primarily through our sales forces in approximately 30 countries and through partners and distributors in approximately 90 additional emerging markets. Our key Rest of World markets include Japan, Australia, China, Brazil, Russia, India, South Africa, and certain markets in the Middle-East and South East Asia. Additionally, through Mylan India, we market API to third parties and also supply other Mylan subsidiaries. For the year ended December 31, 2017, Rest of World segment third party net sales were $2.83 billion.
The Indian generics market is the largest in the world, in terms of volume. We operate our API business out of Mylan India. We are also one of the world's largest API manufacturers as measured by the number of drug master files (“DMFs”) filed with regulatory agencies. Mylan India’s manufacturing capabilities include a range of dosage forms, such as tablets, capsules and injectables, in a wide variety of therapeutic categories. Mylan India has ten API and intermediate manufacturing facilities and a total of fifteen finished dosage form (“FDF”) facilities, which includes eight oral solid dose facilities and seven injectable facilities, all located in India. Our presence in India goes beyond manufacturing, sales and marketing. With a global R&D center of excellence in Hyderabad, India and technology driven R&D sites in Bangalore, India, we are able to create unique and efficient R&D capabilities.
Mylan India markets API to third parties around the world and produces anti-retroviral therapy (“ARV”) products for people living with HIV/AIDS. Mylan India has a growing commercial presence, with its Hepatitis C products representing approximately 20% of the Hepatitis C market share in India. In addition, our current areas of focus include Critical Care, Hepato Care, HIV Care, Onco Care and Women’s Care. We continue to expand our products in the therapeutic categories such as hepatology, oncology and critical care. In November 2015, we completed our acquisition of certain women’s healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”), which significantly broadened our women’s care portfolio and strengthened our technical capabilities in terms of dedicated hormone manufacturing.
Through Mylan India, we have long been a champion for those living with or at risk for infection of HIV/AIDS. It is part of our belief that access to high quality medicine is a right, not a privilege. Mylan offers a wide range of ARVs, and close to 50% of patients being treated for HIV/AIDS in the developing world depend on our ARVs. Mylan is unique among western pharmaceutical companies in its commitment to providing access to high quality medicines to millions of patients in developing countries. We have invested more than $250 million to expand our ARV production capacity and we now manufacture more than 4 billion ARV tablets and capsules each year. Eight years ago, Mylan was the first company to launch a single pill, once-a-day regimen called TLE. In March 2017, we were the first - and to date, the only - company to launch a lower-cost, reduced-dose version of this treatment. Today, over half of the Company’s API manufacturing capacity is devoted to the production of ARVs. In September 2017 at the United Nations, Mylan announced its most recent step in the fight against the HIV epidemic. In partnership with institutions such as the Clinton Health Access Initiative, UNAIDS, the Bill & Melinda Gates Foundation and the U.K.’s Department for International Development, Mylan entered into a unique public/private partnership to accelerate the availability of a next-generation antiretroviral treatment called TLD to patients in more than 90 low and middle income countries. As part of this alliance, Mylan has committed to selling this product (a combination tablet, taken once daily, of the three molecules Dolutegravir, Lamivudine and Tenofovir Disoproxil Fumarate) to public-sector purchasers in countries such as South Africa and Kenya at a cost of approximately $75 per person per year.
In Australia, we have the highest market share in the generic pharmaceutical market by volume. Mylan is the number one supplier by volume to Australia’s national pharmaceuticals program. The generic pharmaceutical market in Australia had sales of approximately $1.30 billion during the twelve months ended November 2017. The acquired EPD Business and Meda businesses have enabled Mylan to broaden its product portfolio of branded and OTC products. Today Mylan Australia has a diverse platform and sales infrastructure capable of targeting most major market segments.
In Japan, we have a strong generics business which has has been among the fastest growing companies in the market over the past several years. The acquisition of the EPD Business has provided us with additional branded market presence and commercial reach. We also maintain manufacturing capabilities in Japan, which play a key role in supplying our businesses throughout the country. Currently, the market in Japan is largely composed of hospitals and clinics, but pharmacies are playing a greater role as generic substitution, aided by recent pro-generics government action, becomes more prevalent. Japan is the third largest single pharmaceutical market in the world by value, behind the U.S. and China, and the fifth largest generic prescription market worldwide by volume, with sales of approximately $8.0 billion during the twelve months ended November 2017. According to the Japan Generic Medicines Association, the generic penetration rate reached approximately 69% as of the quarter ended September 2017, up from approximately 65% in the comparable 2016 period. Beginning in 2013, we established an exclusive long-term strategic collaboration with Pfizer Japan Inc. (“Pfizer Japan”) to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties operate separate legal entities in Japan and collaborate on current and future generic products, sharing the costs and profits resulting from such collaboration. Mylan’s responsibilities, under the agreement, primarily consist of managing operations, including R&D and manufacturing. Pfizer Japan’s responsibilities primarily consist of the commercialization of the combined generics portfolio and managing the marketing and sales effort. The acquired EPD Business, with its portfolio of branded products, is being promoted by our own sales force, and is run independently from our strategic collaboration with Pfizer Japan,
In Brazil, we operate a commercial business focused on providing high quality generic and branded injectable products to the Brazilian hospital segment. Our sales in this market segment are made through distributors, tenders, and more recently, direct sales to private hospitals. Brazil is the fourth largest generic pharmaceutical market in the world, behind the U.S., the combined European market and China, in terms of value. In the coming years, the Brazilian generic and branded generic pharmaceutical markets are expected to continue their growth trajectory primarily because of the increase of off patent reference drugs, the growth of biosimilars and the overall growth of the market. Our goal is to continue to build upon this local platform in order to further access the $13.0 billion Brazilian generic pharmaceutical market.
With the acquisition of Meda, we have grown our presence in other markets, such as China which is the third largest generic market in the world by value behind the U.S. and combined European market, with generic market sales of approximately $28.0 billion for the twelve months ended November 2017. We also gained access to other markets including Russia, Turkey, and Mexico, and countries in South East Asia, and the Middle East. Our portfolio in these markets includes branded prescription, non-prescription and OTC products, and we now have the opportunity to reach these markets through an organized sales forces and direct access to the healthcare providers, as well as through distributor relationships.
Within the Rest of World region our key products include Amitiza in Japan, Dona, Elidel and our ARV products, Tenofovir, Lamivudine and Efavirenz (“TLE”) and Tenofovir, Emtricitabine and Efavirenz (“TEE”).
Product Development and Government Regulation
North America
U.S.
Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs, while generic biologics are referred to as biosimilars. Brand products are usually marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products are generally patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition, although there are typically other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity.
Generic pharmaceutical products are the pharmaceutical and therapeutic equivalents of an approved brand drug, known as the reference listed drug (“RLD”) that is listed in the FDA publication entitled Approved Drug Products with

Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which generally requires that similarity to an RLD, including bioequivalence, be demonstrated, any patents on the RLD have expired or been found to be invalid or not infringed, and any market exclusivity periods related to the RLD have ended. Because approved generic drugs have been found to be the same as their respective RLDs, they can be expected to have the same safety and effectiveness profile as the RLD. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been, and will continue to be, driven by the increased market acceptance of generic drugs and biosimilars, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.
We obtain new generic products primarily through internal product development. Additionally, we increasingly collaborate with other companies by entering into licensing or co-development agreements, including R&D partnerships for biosimilars. All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally four types of applications used for obtaining FDA approval of new products:
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
In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve (or in some cases, accept for review) an application for a generic version product. If the reference drug is a new chemical entity (which generally means the active moiety has not previously been approved), the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for the reference NDA product before the expiration of three years from the date of approval of the NDA or supplement. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.
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
We anticipate that the BPCIA will continue to evolve as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. In that regard, the FDA has to date issued various guidance documents and other materials providing indications of the agency’s thinking regarding any number of issues implicated by the BPCIA. Additionally, as the FDA continues to approve biosimilar applications, the agency’s approach to certain issues will continue to be defined.
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
FDASIA also includes the Generic Drug User Fee Agreement (“GDUFA”), a novel user fee program to provide funding to the FDA that focused on three key aims:
Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with foreign and domestic parity using a risk-based approach.

Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for ANDAs, amendments and supplements and improving timeliness in the review process.
Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of drugs and associated APIs, and improve FDA’s communications and feedback with industry.
In August 2017, the Food and Drug Administration Reauthorization Act reauthorized the generic drug user fee program, which provides for an updated fee structure through September 2022 (“GDUFA II”). Under GDUFA II, approximately 27% of the total fees paid to FDA are derived from facility fees paid by FDF manufacturers, API facilities, and contract manufacturers listed or referenced in pending or approved generic drug applications while approximately 35% derive from newly-implemented, tiered program fees based on the size of a company’s ANDA product portfolio. The remaining approximately 38% of the total fees derive from application fees, including generic drug application fees and DMF fees. The objective of GDUFA II is to continue to ensure patients have access to safe, high-quality, and affordable generic medicines.
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

Canada
In Canada, the approval process for innovative (“brand”) pharmaceuticals is governed by Health Canada, the agency responsible for national public health, to ensure that the quality, safety and efficacy of the product have been established. A brand company may seek approval to sell an innovative product by submitting a new drug submission (“NDS”) to Health Canada. The NDS will contain quality, safety and efficacy data from clinical trials of the drug in relevant patient populations. If Health Canada is satisfied with the quality, safety and efficacy described in the NDS, it issues a Notice of Compliance (“NOC”) for that product. Once a NOC is obtained, the owner or exclusive licensee of patents relating to the brand drug may list patents relating to the medicinal ingredient, formulation, dosage form or the use of the drug on the Patent Register, which links the patent system to the generic regulatory approval process (discussed below).
The approval process for generic pharmaceuticals has two tracks that may proceed in parallel. The first track involves an examination of the product by Health Canada. Second persons (i.e., generic companies) may seek approval to sell a product by submitting an abbreviated new drug submission (“ANDS”) to Health Canada to demonstrate that its product is bioequivalent to the brand reference product already marketed in Canada under an NOC. When Health Canada is satisfied with the quality, safety and efficacy described in the ANDS, it issues a NOC for that product, subject to any brand patents in the second track of the approval process.
The second track of the approval process is governed by the Patented Medicines NOC Regulations. Where a generic applicant makes direct or indirect reference in its ANDS to a brand product for which there are patents listed on the Patent Register, the generic must make at least one of the statutory allegations with respect to each patent listed (e.g., that the generic will await patent expiry, or the patent is invalid and/or would not be infringed). If the generic challenges the listed patent, it is required to serve the originator with a Notice of Allegation (“NOA”), which gives a detailed statement of the factual and legal basis for its allegations. If the brand wishes to seek an order prohibiting the issuance of the NOC to the generic, it must commence a court action within 45 days after it has been served with the NOA. The brand may elect whether to take advantage of a 24-month stay of the issuance of the NOC to the generic during the pendency of the PM (NOC) litigation. If an action is commenced and the brand elects to stay, Health Canada may not issue a NOC until the earlier of the determination of the proceeding by the court, or the expiration of 24 months. To obtain a prohibition order / declaration of infringement, the brand must satisfy the court that the generics’ allegations of invalidity and/or non-infringement are not justified.
Section C.08.004.1 of the Canadian Food and Drug Regulations is the so-called data protection provision. A generic applicant does not need to perform duplicate clinical trials similar to those conducted by the first NOC holder (i.e., the brand), but is permitted to demonstrate safety and efficacy by submitting data demonstrating that its formulation is bioequivalent to the approved brand formulation. The first party to obtain an NOC for a drug in Canada will have an eight-year period of exclusivity starting from the date it received its NOC based on that clinical data. A subsequent applicant who seeks to establish safety and efficacy by comparing its product to the product that received the first NOC will not be able to file its own application until six years after the issuance of the first NOC, and cannot receive ultimate approval for an additional two years. If the first NOC holder also conducts clinical trials in pediatric populations, it will be entitled to an extra six months of data protection. A drug is only entitled to data protection so long as it is being marketed in Canada.
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

Europe
The European Union (“EU”) presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 28 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states). Theoretically, the authorization of the RMS should be mutually recognized by the concerned member states. More typically, however, a degree of re-evaluation is carried out by the concerned member states. In November 2005, this legislation was further revised. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries, provided that no national marketing authorization has been granted yet for the medicinal product in question. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization (in addition to separate marketing authorizations for Iceland, Lichtenstein and Norway) which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all of the EU countries listed on the application.
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
Pursuant to the MR procedure, a marketing authorization is first sought in one member state from the national regulatory agency. The RMS makes its assessment report on the quality, efficacy and safety of the medicinal product available to the other concerned member states where marketing authorizations are also sought under the MR procedure.
The DCP is based on the same fundamental idea as the MR procedure. In contrast to the MR procedure, however, the DCP requires that no national marketing authorization has yet been granted for the medicinal product. The pharmaceutical company applies for marketing authorization simultaneously in all the member states of the EU in which it wants to market the product. After consultation with the pharmaceutical company, one of the member states concerned in the DCP will become the RMS. The competent agency of the RMS undertakes the scientific evaluation of the medicinal product on behalf of the other concerned member states and coordinates the procedure. If all the member states involved (both RMSs and concerned member states) agree to grant marketing authorizations, this decision forms the basis for the granting of the national marketing authorizations in the respective member states.
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
An applicant for a generic marketing authorization currently cannot avail itself of the abridged procedure in the EU by relying on the originator pharmaceutical company’s data until expiry of the relevant period of exclusivity given to that data. Since October 30, 2015, EU directive (2004/27/EC) provides for an eight-year data exclusivity period commencing from the grant of first marketing authorization. After the eight-year period has expired, a generic applicant can refer to the data of the originator pharmaceutical company in order to file an abridged application for approval of its generic equivalent product. Yet, conducting the necessary studies and trials for an abridged application, within the data exclusivity period, is not regarded as contrary to patent rights or to supplementary protection certificates for medicinal products. However, the applicant will not be able to launch its product for an additional two years. This ten-year total period may be extended to 11 years if the original marketing authorization holder obtains, within those initial eight years, a further authorization for a new therapeutic use of the product which is shown to be of significant clinical benefit. Further, specific data exclusivity for one year may be obtained for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication.
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
Following entry of the first generic product(s) onto the market, the PBS price reimbursed to pharmacies decreases by 16% for both the originator product and generic products with a brand equivalence indicator permitting substitution at the pharmacy level. Thereafter, both the originator and generic suppliers are required to disclose pricing information relating to the sale of medicines to the Price Disclosure Data Administrator, and twelve months after initial generic entry, there is a further PBS price reduction based on the weighted average disclosed price if the weighted average disclosed price is 10% or more below the existing PBS price. Ongoing price disclosure cycles and calculation of the weighted average disclosed price occur every six months, and further reductions are made to the PBS price whenever the weighted average disclosed price is 10% or more below the existing PBS price. Effective from April 2016 to April 2020, the government introduced an annual 5% statutory price reduction for medicines in the F1 (originator) formulary. In addition, during 2017, the government proposed additional measures including an extension of the price reductions to 2022 and additional one-time statutory price reductions. The legislation for these proposals was passed by the Australian Parliament in February 2018. The price disclosure system has had, and will continue to have, a negative impact on sales and gross profit in this market.
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
Doctors and pharmacists providing medical services pursuant to national health insurance (the “NHI”) are prohibited from using pharmaceuticals other than those specified by the MHLW. The MHLW also specifies the standards of pharmaceutical prices, which we refer to herein as NHI Drug Price Standards. The NHI Drug Price Standards are used as the basis of the calculation of the price paid by medical insurance for pharmaceuticals. The governmental policy relating to medical services and the health insurance system, as well as the NHI Drug Price Standards, is revised every two years. At the end of 2017, the Council on Economic and Fiscal Policy, announced changes to various aspects of its drug pricing policies, including among others, a move from biannual drug pricing revisions to annual revisions.
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

Over-the-Counter Drug Products
A nonprescription, or OTC product, is a product that is sold directly to a consumer without a prescription from a healthcare professional, as compared to a prescription product, which may be sold only to consumers possessing a valid prescription. In many countries, OTC products are generally marketed with some type of safety and effectiveness review by a regulatory agency to ensure that they contain ingredients that are safe and effective when used as labeled without a physician’s care. Like prescription products, an OTC product is also subjected to other general regulatory requirements, including those applicable to manufacturing practices and product advertising and promotion.
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
Research and Development
R&D efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. Through various acquisitions, we have significantly bolstered our global R&D capabilities over the past several years, particularly in injectables and respiratory therapies. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets have separate pharmaceutical regulatory bodies, including, but not limited to, the National Agency for Medicines and Health Products in France, Health Canada, the Medicines and Healthcare Products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Federal Institute for Drugs and Medical Devices in Germany, the Health Products Regulatory Agency in Ireland, the Italian Medicines Agency, the Spanish Agency of Medicines and Medical Devices, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, ANVISA in Brazil and the World Health Organization, the regulatory body of the United Nations.
Our global R&D strategy emphasizes the following areas:

•	development of branded, generic and biosimilar finished dose products for the global marketplace;

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
The success of biosimilars in the marketplace and our ability to be successful in this emerging market will depend on the regulators’ implementation of balanced scientific standards for approval, while not imposing excessive clinical testing demands or other hurdles for well-established products. Furthermore, an efficient patent resolution mechanism and a well-defined mechanism to grant interchangeability after the establishment of biosimilarity with the reference biological product will be key elements determining our future success in this area.
We have a robust pipeline. As of December 31, 2017, we had approximately 2,733 marketing license approvals pending. During 2017, we completed 1,240 global country level product submissions, which included 51 in North America, 519 in Europe and 670 in Rest of World. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.
During the year ended December 31, 2017, we received 822 individual country product approvals globally, which was equal to 1,126 approved new marketing licenses. Of those total individual country product approvals globally, there were 82 approvals in North America, including 68 in the U.S.; 474 approvals in Europe; and 266 approvals in Rest of World, of which 23 approvals were for ARV products. The 68 approvals in the U.S. consisted of 56 final ANDA approvals and twelve tentative ANDA approvals. The 474 approvals in Europe covered 93 different products resulting in a total of 778 product marketing licenses. The 266 approvals in Rest of World included 226 approvals from emerging markets which represented 83 products in 49 countries.
As of December 31, 2017, in the U.S. we had 211 ANDAs pending FDA approval, representing approximately $93.4 billion in annual sales for the brand name equivalents of these products for the year ended December 31, 2017. Of those pending product applications, 46 were first-to-file Paragraph IV ANDA patent challenges, representing approximately $42.1 billion in annual brand sales for the year ended December 31, 2017. The historic branded drug sales are not indicative of future generic sales, but are included to illustrate the size of the branded product market. Our R&D spending totaled approximately $783.3 million, $826.8 million and $671.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacture, supply and commercialization of multiple, high-value biosimilar compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product. The Company’s significant collaboration and licensing agreements include agreements with Pfizer, Momenta Pharmaceuticals, Inc. (“Momenta”), Theravance Biopharma, Inc. (“Theravance Biopharma”), and Biocon Ltd. (“Biocon”). Refer to Note 17 Collaboration and Licensing Agreements included in Item 8 in this Annual Report on Form 10-K for additional information related to our collaborations.
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

Major Customers
The following table represents the percentage of consolidated third party net sales to Mylan’s major customers during the years ended December 31, 2017, 2016 and 2015:

	Percentage of Third Party Net Sales
	2017	2016	2015
McKesson Corporation	13%	16%	15%
AmerisourceBergen Corporation	8%	14%	16%
Cardinal Health, Inc.	10%	11%	12%
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
Competitive factors in the major markets in which we participate can be summarized as follows:
North America
The U.S. pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic areas and product categories. Primary competitors include the major manufacturers of brand name, OTC and generic pharmaceuticals. The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, portfolio size, customer service, reputation and price. The environment of the U.S. pharmaceutical marketplace is highly sensitive to price. To compete effectively, we rely on cost-effective manufacturing processes to meet the rapidly changing needs of our customers around a reliable, high quality supply of generic pharmaceutical products.
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
The U.S. pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by (1) developing therapeutic equivalents to branded products and biosimilars that offer unique marketing opportunities, are difficult to formulate and/or have significant market size, (2) developing or licensing brand pharmaceutical products that are either patented or proprietary and (3) developing or licensing pharmaceutical products that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available, among other strategies.
Our sales can be impacted by new studies that indicate that a competitor’s product has greater efficacy for treating a disease or particular form of a disease than one of our products. Sales of some of our products can also be impacted by additional labeling requirements relating to safety or convenience that may be imposed on our products by the FDA or by similar regulatory agencies. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions and/or decreased volume of sales.
Medicaid, a U.S. federal healthcare program, requires pharmaceutical manufacturers to pay rebates to state Medicaid agencies. The rebates are based on the volume of drugs that are reimbursed by the states for Medicaid beneficiaries. Sales of Medicaid-reimbursed non-innovator products require manufacturers to rebate 13% of the average manufacturer’s price and, effective beginning in 2017, adjusted by the Consumer Price Index-Urban (the “CPI-U”) based on certain data. Sales of the Medicaid-reimbursed innovator or single-source products require manufacturers to rebate the greater of approximately 23% of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price adjusted by the CPI-U based on certain data. We believe that federal or state governments will continue to enact measures aimed at reducing the cost of drugs to the public.
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
Canada is a well-established generics market characterized by a number of local and multinational competitors. The individual Canadian provinces control pharmaceutical pricing and reimbursement. We expect to see a reduction in the list price on a number of products across multiple provinces in 2018.
Europe
The European markets continues to be highly competitive, especially in terms of pricing, quality standards, service levels and product portfolio. Many governments in Europe provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. A variety of cost-containment measures are utilized, including price cuts, mandatory rebates, value-based pricing, and international reference pricing, which is the practice of many countries linking their regulated medicine prices to those of other countries. Our leadership position in a number of countries provides us a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
In France, generic penetration is relatively low compared to other large pharmaceutical markets, with low prices resulting from government initiatives. The government has indicated its support for the development of generics and biosimilars to generate savings for the healthcare system. In this context, pharmacists remain the primary customers in this market and the need for established relationships, driven by breadth of portfolio, and effective supply chain management is a key competitive advantage.
In Italy, the generic product penetration is relatively small due to few incentives for market stakeholders and in part to low prices on available brand name drugs. Additionally, the generic market in Italy has experienced a delay in product launches as compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage, and as such generic substitution is still in its early stages.
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
Spain is a highly fragmented generic market with many participants. Growth in the Spanish generic market has slowed as compared to previous years and is now declining due to an unfavorable environment in spite of the INN prescribing implemented in many regions. Within the last few years, the Andalusia region, representing approximately 21% of the total retail market, has evolved into a tender market, which favors cost competitiveness. In other regions of Spain, companies are competing based on being first to market, offering a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.
The markets in the Netherlands and Germany have become highly competitive as a result of a large number of generic participants, both having one of the highest generic penetration rates in Europe and the continued use of tender systems. Under a tender system, health insurers are entitled to issue invitations to tender products. Pricing pressures resulting from an effort to win the tender will drive increased competition. Mylan is able to play a role in tenders but also has non-tendered sales, which provide further opportunities for growth.
Rest of World
Certain markets outside the U.S. and Europe are attractive because of the growing middle class within these countries combined with an increase in the demand for pharmaceutical products. In addition to the highly competitive environment in many emerging markets, governments in many of these markets are focused on constraining healthcare costs and have enacted price controls and other related measures. Beyond pricing and market access challenges, other conditions in emerging market countries can affect our efforts to continue to grow in these markets, including potential political instability, significant currency fluctuations and limited or changing availability of funding for healthcare. Significant countries within our Rest of World segment include the following.
In India, the commercial pharmaceutical market is a rapidly growing, highly fragmented generic market with a significant number of participants. Companies compete in India based on price, product portfolio and the ability to provide a consistent supply of quality products. Within the API market, intense competition by other API suppliers has, in recent years, led to increased pressure on prices. We expect that the exports of API and generic FDF products from India to developed markets will continue to increase. The success of Indian pharmaceutical companies is attributable to established development expertise in chemical synthesis and process engineering, development of FDF, availability of highly skilled labor and the low cost manufacturing base.
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
The Brazilian pharmaceutical market is the largest in South America. Since the entry into force of generic drug laws in Brazil, the generic segment of the pharmaceutical market has grown rapidly. The industry is highly competitive with a broad presence of multinational and national competitors.
Product Liability
Global product liability litigation represents an inherent risk to firms in the pharmaceutical industry. We utilize a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies with regard to our product liability claims. Our insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy was written and our decision to obtain commercial insurance coverage or to self-insure varies accordingly.
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
Seasonality
Certain parts of our business are affected by seasonality, including products for asthma and allergy therapies which historically tend to have higher sales during the second and third quarters. In addition, the timing and severity of the cough, cold and flu season can cause variability in sales trends for certain of our prescription and OTC products. The seasonal impact of these particular products may affect a quarterly comparison within any fiscal year; however, this impact is generally not material to our annual consolidated results.

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
Employees
As of December 31, 2017, Mylan’s global workforce totaled approximately 35,000 employees and external contractors. Certain production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO. The current collective bargaining agreement for this union expires on March 17, 2023. In addition, there are non-U.S. Mylan locations that have employees who are unionized or part of works councils or trade unions.
Securities Exchange Act Reports
Mylan maintains an Internet website at the following address: Mylan.com. We make available on or through our website certain reports and amendments to those reports that Mylan files with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.
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
WE DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE, AND OUR SHAREHOLDERS MUST RELY ON INCREASES IN THE TRADING PRICE OF OUR ORDINARY SHARES TO OBTAIN A RETURN ON THEIR INVESTMENT.
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
THE MARKET PRICE OF OUR ORDINARY SHARES MAY BE VOLATILE, AND THE VALUE OF YOUR INVESTMENT COULD MATERIALLY DECLINE.

Investors who hold Mylan N.V.’s ordinary shares may not be able to sell their shares at or above the price at which they purchased such shares. The share price of Mylan N.V.’s ordinary shares fluctuates materially from time to time, and we cannot predict the price of the ordinary shares at any given time. The risk factors described herein could cause the price of the ordinary shares to fluctuate materially. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced price and volume fluctuations. These broad market and industry factors may materially harm the market price of the ordinary shares, regardless of our operating performance. In addition, the price of the ordinary shares may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of the ordinary shares could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation has been instituted against us and other companies. Such litigation could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. We or our shareholders also may offer or sell our ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares. An increase in the number of the ordinary shares issued and outstanding and the possibility of sales of ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares may depress the future trading price of the ordinary shares. In addition, if additional offerings occur, the voting power of our then existing shareholders may be diluted.
OUR PRIOR ACQUISITIONS AND POTENTIAL FUTURE ACQUISITIONS MAY NOT ACHIEVE ALL INTENDED BENEFITS OR MAY DISRUPT OUR PLANS AND OPERATIONS.
There can be no assurance that we will be able to successfully complete the integration of acquired businesses or assets with Mylan, or otherwise fully realize the expected benefits of such transactions. We have grown very rapidly over the past several years as a result of increasing sales and several acquisitions and other transactions, and in the future may opportunistically pursue additional acquisition opportunities that make financial and strategic sense for us. We evaluate various strategic transactions and business arrangements, including acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments, on an ongoing basis. These transactions and arrangements may be material both from a strategic and financial perspective. Our growth has, and will continue to, put demands on our processes, systems, and employees. Furthermore, although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories.
In addition, the expected synergies and operating efficiencies of any transaction may not be fully realized within the expected timeframe or at all. Many of the factors that drive such expected synergies and operating efficiencies are outside of our control and the overall integration of a business or asset may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, among other potential adverse consequences. The difficulties of integrating the operations of a business or asset with Mylan include the matters discussed above and, among others:

•	the diversion of management’s attention to integration matters, including restructuring activities;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from combining an acquired business or asset with Mylan;

•	difficulties in the integration of operations and information technology (“IT”) applications, including enterprise resource planning (“ERP”) systems;

•	difficulties in the integration of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in reducing reliance on transition services prior to the expiration of any period in which such services are provided by a transaction counterparty;

•	operational or financial difficulties that would not have occurred if acquired companies, businesses, or assets continued operating in their former structures;

•	challenges in attracting and retaining key personnel; and

•
with respect to the EPD Business, the complexities of managing the ongoing relationship with Abbott, and certain of its business partners, including agreements providing for certain services, development and manufacturing relationships, and license arrangements.

Any one or more of these matters could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, and have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE EXPECT TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS OR CHANGES IN OTHER LAWS (INCLUDING UNDER APPLICABLE INCOME TAX TREATIES), REGULATIONS, RULES, OR INTERPRETATIONS THEREOF APPLICABLE TO INVERTED COMPANIES AND THEIR AFFILIATES, WHETHER ENACTED BEFORE OR AFTER THE EPD TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT US.
Under current U.S. law, we believe that we should not be treated as a U.S. corporation for U.S. federal income tax purposes as a result of Mylan’s acquisition of Mylan Inc. and the EPD Business (the “EPD Transaction”). Changes to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or to the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, or to other relevant tax laws (including applicable income tax treaties), could affect our status as a non-U.S. corporation for U.S. federal income tax purposes and the tax consequences to us and our affiliates. Any such changes could have prospective or retroactive application, and may apply even if enacted or promulgated now that the EPD Transaction has closed. If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, or if the relevant tax laws (including applicable income tax treaties) change, we would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation or if the relevant tax laws (including applicable income tax treaties) had not changed.
On April 4, 2016, the U.S. Treasury Department and the U.S. Internal Revenue Service (“IRS”) issued proposed and temporary regulations interpreting multiple sections of the Code (which were partially finalized on January 18, 2017), including Section 7874, to address inversion transactions and transactions that Treasury and the IRS characterize as “post-inversion tax avoidance transactions.” Such regulations generally apply to transactions completed on or after September 22, 2014, although in some cases they have a later effective date of April 4, 2016. The regulations expand the set of circumstances under which Section 7874 applies to cause the foreign acquirer of a U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. Such regulations also impose additional U.S. taxes on certain transactions involving the acquired U.S. corporation’s controlled foreign corporations. The regulations do not affect our belief that we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes.
However, if ultimately upheld by a reviewing court, the regulations limit our ability to engage in various intercompany transactions involving non-U.S. subsidiaries. In addition, the U.S. Treasury Department and the IRS issued final and temporary regulations on October 13, 2016, which might limit our ability to deduct interest expense on certain intercompany debt for U.S. federal income tax purposes.
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

WE MAY NOT BE ABLE TO MAINTAIN COMPETITIVE FINANCIAL FLEXIBILITY AND OUR CORPORATE TAX RATE, AND NEW U.S. TAX LEGISLATION COULD ADVERSELY AFFECT US AND OUR SHAREHOLDERS.
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. The material assumptions underlying our expected tax rates include the fact that we expect certain of our businesses will be operated outside of the U.S. and, as such, will be subject to a lower tax rate than operations in the U.S., which will result in a lower blended worldwide tax rate than we were previously able to achieve. We must also make assumptions regarding the effect of certain internal reorganization transactions, including various intercompany transactions. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K., the Netherlands and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Code, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years. The Tax Act also puts in place new tax laws that will impact our taxable income beginning in 2018, which include, but are not limited to (1) creating a Base Erosion Anti-Abuse Tax, which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders, which allows for the possibility of utilizing foreign tax credits (foreign tax credits are limited to 80% of foreign taxes paid that are properly attributable to GILTI and are segregated into a separate basket, with no carryforward or carryback permitted for excess foreign tax credits) and a deduction generally equal to 50% of GILTI (37.5% for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) the repeal of the domestic manufacturing deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability. We are currently evaluating the impact of the Tax Act on our business and our effective tax rate, and we cannot yet be certain what the effect will be.
Any of the factors discussed above could materially increase our overall effective income tax rate and income tax expense and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
WE MAY BECOME TAXABLE IN A JURISDICTION OTHER THAN THE U.K. AND THIS MAY INCREASE THE AGGREGATE TAX BURDEN ON US.
Based on our current management structure and current tax laws of the U.S., the U.K., and the Netherlands, as well as applicable income tax treaties, and current interpretations thereof, the U.K. and the Netherlands competent authorities have determined that we are tax resident solely in the U.K. for the purposes of the Netherlands-U.K. tax treaty. We have received a binding ruling from the competent authorities in the U.K. and in the Netherlands confirming this treatment. We will therefore be tax resident solely in the U.K. so long as the facts and circumstances set forth in the relevant application letters sent to those authorities remain accurate. Even though we received a binding ruling, the applicable tax laws or interpretations thereof may change, or the assumptions on which such rulings were based may differ from the facts. As a consequence, we may become a tax resident of a jurisdiction other than the U.K. As a consequence, our overall effective income tax rate and income tax expense could materially increase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY BE ADVERSELY AFFECTED BY INCREASED SCRUTINY FROM THIRD PARTIES, INCLUDING GOVERNMENTS, OR NEGATIVE PUBLICITY WITH RESPECT TO MATTERS RELATING TO OUR PRODUCTS, PRICING PRACTICES AND OTHER MATTERS.
There has been increased press coverage and increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, with respect to matters relating to the Company’s business and pricing practices, and other matters related to the Company. This increased press coverage and public scrutiny, including protests by some consumers, have included assertions of wrongdoing by the Company which, regardless of the factual or legal basis for such assertions, have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state levels and have resulted in, and may continue to result in, claims brought against the Company by governmental agencies or by private parties or by regulators taking other measures that could have a negative effect on the Company’s business. For example, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by several pharmaceutical companies, including Mylan. It is not possible to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, or their impact on the Company’s business, financial condition, results of operations, cash flows, and/or ordinary share price. Any such investigation or claim could also result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or ordinary share price.
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
WE HAVE AND MAY CONTINUE TO EXPERIENCE PRESSURE ON THE PRICING OF AND REIMBURSEMENTS FOR CERTAIN OF OUR PRODUCTS DUE TO CONSOLIDATION AMONG PURCHASERS OR SOCIAL AND POLITICAL PRESSURE TO LOWER THE COST OF DRUGS, WHICH COULD IMPACT OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
 We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. The growth of overall healthcare costs has led governments and payors to implement new measures to control healthcare spending. As a result, we face numerous cost-containment measures by governments and other payors, including government-imposed industry-wide price reductions, mandatory pricing systems, reference pricing systems, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing. In the U.S., these pressures are further compounded by increasing consolidation among wholesalers, retailer drug chains, pharmacy benefit managers, private insurers, managed care organizations and other private payors, which can increase their negotiating power, particularly with respect to our generic drugs. Refer to “A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS.”
There has also been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies, including Mylan, seeking information about their drug pricing practices, among other issues, and members of the Congress have sought information from certain pharmaceutical companies, including Mylan, relating to drug-price increases.
In addition, there has been legislation and legislative proposals concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. For example, in October 2017, the State of Maryland enacted legislation prohibiting pharmaceutical manufacturers from selling certain off-patent or generic drugs with purported “unconscionable” price increases. This type of legislation, at the federal or state level, could affect demand for, or pricing of, our products and we cannot predict what, if any, additional legislative developments may transpire or what the ultimate impact may be.
Any of the events or developments described above could have a material adverse impact on our business, financial condition or results of operations, cash flows and/or ordinary share price, as well as on our reputation.
CURRENT AND CHANGING ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS, PARTNERS AND SUPPLIERS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
The global economy continues to experience significant volatility, and the economic environment may continue to be, or become, less favorable than that of past years. Economic volatility, governmental financial restructuring efforts and/or evolving deficit and spending reduction programs could negatively impact the global economy and/or the pharmaceutical industry. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated governmental or third party payor coverage or reimbursement in the foreseeable future, and this may include reduced spending on healthcare, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, patients and customers reduce spending or purchases, and/or if governments and/or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals and/or impose price or other controls adversely impacting the price or availability of pharmaceuticals. In addition, reduced consumer and customer spending, and/or reduced government and/or third-party payor coverage or reimbursement, and/or new government controls, may drive us and our competitors to decrease prices and/or may reduce the ability of customers to pay and/or may result in reduced demand for our products. The occurrence of any of these risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS ARISING FROM THE INTERNATIONAL SCOPE OF OUR OPERATIONS.
Our operations extend to numerous countries outside the U.S., including our significant operations in India, and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to:

•
compliance with a variety of national and local laws of countries in which we do business, including, but not limited to, data privacy and security, restrictions on the import and export of certain intermediates, drugs, and technologies, as well as compliance with multiple regulatory regimes, differing data protection requirements and differing degrees of protection for intellectual property;

•	less established legal and regulatory regimes in certain jurisdictions;

•
compliance with a variety of U.S. laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012 and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and the Consumer Protection Act;

•
changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare;

•	changes in policies designed to promote foreign investment, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation;

•	differing local product preferences and product requirements;

•
adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets;

•	changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate;

•	supply disruptions and increases in energy and transportation costs;

•	natural disasters, including droughts, floods, and earthquakes in the countries in which we operate;

•
local disturbances, terrorist attacks, riots, social disruption, wars, or regional hostilities in the countries in which we or our partners and suppliers operate and that could affect the economy, our operations and employees by disrupting operations and communications, making travel and the conduct of our business more difficult, and/or causing our customers to be concerned about our ability to meet their needs; and

•	government uncertainty, including as a result of new or changed laws and regulations.
We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and the political or social stability in and/or diplomatic relations between any countries in which we or our partners and suppliers do business could meaningfully deteriorate.
The occurrence of any one or more of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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

Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Euro, Swedish Krona, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound Sterling and Brazilian Real. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
AN INABILITY TO EFFECTIVELY DEAL WITH AND RESPOND TO UNSOLICITED BUSINESS PROPOSALS COULD LIMIT OUR FUTURE GROWTH AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND/OR ORDINARY SHARE PRICE.
We have in the past and may in the future receive proposals to acquire all of our outstanding shares or similar unsolicited business proposals. Such unsolicited business proposals may not be consistent with or enhancing to our financial, operational, or market strategies and may not further the interests of our shareholders and other stakeholders, including employees, creditors, customers, suppliers, relevant patient populations and communities in which Mylan operates and may jeopardize the sustainable success of Mylan’s business. However, the evaluation of and response to such unsolicited business proposals may nevertheless distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings.
CHARGES TO EARNINGS RESULTING FROM ACQUISITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND/OR ORDINARY SHARE PRICE.
Under accounting principles generally accepted in the U.S. (“U.S. GAAP”) relating to business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets, including acquired in-process research and development;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•
identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration including fair value adjustments, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure; and

•	charges to our operating results resulting from expenses incurred to effect the acquisition.
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

We regularly review our long-lived assets, including identifiable intangible assets and goodwill, for impairment. Goodwill and indefinite-lived intangible assets are subject to impairment assessment at least annually. Other long-lived assets are reviewed when there is an indication that an impairment may have occurred. The amount of goodwill and identifiable intangible assets on our consolidated balance sheets has increased significantly as a result of our acquisitions and other transactions, including Meda, and may increase further following future potential acquisitions. In addition, we may from time to time sell assets that we determine are not critical to our strategy or execution. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could have a material adverse effect on our business, financial condition, results of operations, shareholder’s equity, and/or ordinary share price.
THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED AND WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS.
The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, in our other markets with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. Failure to comply with regulations of the FDA and other U.S. and foreign regulators could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information about any of our marketed or investigational products, those authorities may require labeling changes, establishment of a risk evaluation and mitigation strategy or similar strategy, restrictions on a product’s indicated uses or marketing, or post-approval studies or post-market surveillance. In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Supply Chain Security Act in the U.S., the Falsified Medicines Directive in the EU and a dozen other such regulations in other countries that require us to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations may result in increased expenses for us or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.
The FDA and comparable regulatory authorities also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and similar regulators in other countries. Products must be manufactured in our facilities in accordance with cGMP or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money, and effort in multiple areas, including training of personnel, record-keeping, production, and quality control and quality assurance. The FDA and other regulatory authorities, including foreign authorities, periodically inspect our manufacturing facilities for compliance with cGMP or similar standards in the applicable territory. Regulatory approval to manufacture a drug is granted on a site-specific basis. Failure to comply with cGMP and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an adverse action brought by the FDA or other regulatory authorities, which could result in a receipt of an untitled or warning letter, fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, suspension of review of applications or other submissions, suspension of ongoing clinical trials, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, orders to suspend, vary, or withdraw marketing authorizations, injunctions, consent decrees, requirements to modify promotional materials or issue corrective information to healthcare practitioners, refusal to permit import or export, criminal prosecution and/or other adverse actions.
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

Although we have established internal regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite efforts at compliance, from time to time we or our partners receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. We or our partners may receive similar observations and correspondence in the future. If we are unable to resolve these observations and address regulator’s concerns in a timely fashion, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially affected.
We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S., as well as those of similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and similar regulatory agencies for procurement quotas in order to obtain these substances. Any delay or refusal by the DEA or such similar agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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

•
launching a generic version of their own branded product prior to or at the same time or after generic competition initially enters the market or pricing the branded product at a discount equivalent to generic pricing;

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

•	initiating legislative or other efforts to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or sale of generic products;

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
IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR FUTURE REVENUE AND PROFITABILITY MAY BE ADVERSELY AFFECTED.
Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new generic products as well as branded pharmaceutical products protected by patent or statutory authority. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet proven as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new and complex drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, or at all, which could adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example, the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable.  The EU has decided to move the headquarters of the EMA from the UK to the Netherlands by March 2019, which raises the possibility that any existing and/or new regulatory approval applications, whether for existing or new drug products, in the EU could be delayed as a result. A delay in regulatory approval could impact the commercial or financial success of a product.
Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence, clinical, or other studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited, for example, with respect to the indicated uses and delivery methods for which the drug may be marketed, or may include warnings, precautions or contraindications in the labeling, which could restrict our potential market for the drug. A regulatory approval may also include post-approval study or risk management requirements that may substantially increase the resources required to market the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.
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
WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON R&D EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.
Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our biosimilars program and respiratory platform. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs and biosimilar applications in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new and/or complex products, our research expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.
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
EVEN IF OUR PRODUCTS IN DEVELOPMENT RECEIVE REGULATORY APPROVAL, SUCH PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE.

Even if we are able to obtain regulatory approvals for our new generic or branded pharmaceutical products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:

•	the availability, perceived advantages, and relative safety and efficacy of alternative products from our competitors;

•	the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the prices of our products relative to those of our competitors;

•	the timing of our market entry; and

•	the effectiveness of our marketing, sales, and distribution strategy and operations; and other competitor actions.
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
OUR COMPETITORS, INCLUDING BRANDED PHARMACEUTICAL COMPANIES, AND/OR OTHER THIRD PARTIES, MAY ALLEGE THAT WE AND/OR OUR SUPPLIERS ARE INFRINGING UPON THEIR INTELLECTUAL PROPERTY, INCLUDING IN AN “AT RISK LAUNCH” SITUATION, WHICH COULD RESULT IN SUBSTANTIAL PENALTIES, IMPACT OUR ABILITY TO LAUNCH A PRODUCT AND/OR OUR ABILITY TO CONTINUE MARKETING A PRODUCT, AND/OR FORCE US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN.
Companies that produce branded pharmaceutical products and other patent holders routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market generic forms of their branded products, as well as other entities involved in the manufacture, supply, and other aspects relating to active pharmaceutical ingredients and finished pharmaceutical products. These companies and other patent holders may allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant for a generic product as well as others who may be involved in some aspect of the research, production, distribution, or testing process. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we and/or our supplier(s) or partner(s) may, unless we or the supplier(s) or partner(s) could obtain a license from the patent holder, need to cease manufacturing and other activities, including but not limited to selling in that jurisdiction. We may also need to pay damages, surrender or withdraw the product, or destroy existing stock in that jurisdiction.
There also may be situations, including, for example, the decision to launch our 40mg/mL glatiramer acetate product, where we use our business judgment and decide to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) and other third party rights have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, a reasonable royalty on sales, damages measured by the profits lost by the patent holder, or by profits earned by the infringer. If there is a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could result in substantial penalties, and/or have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

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
WE FACE VIGOROUS COMPETITION THAT THREATENS THE COMMERCIAL ACCEPTANCE AND PRICING OF OUR PRODUCTS.
The pharmaceutical industry is highly competitive. We face competition from other pharmaceutical manufacturers globally, some of whom are significantly larger than we are. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:

•	proprietary processes or delivery systems;

•	larger or more productive R&D and marketing staff;

•	larger or more efficient production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more products; or

•	more experience in developing new drugs and greater financial resources, particularly with regard to manufacturers of branded products.
The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We also face increasing competition from lower-cost generic products and other branded products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly by the introduction of generic substitutes. As a result, sales of many of these products may decline or stop growing over time. Various factors may result in the sales of certain of our products, particularly those acquired in the Meda transaction and the EPD Transaction, declining faster than has been projected, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our sales and, potentially, our business, financial condition, results of operations, cash flows and/or ordinary share price.
Competitors’ products may also be safer, more effective, more effectively marketed or sold, or have lower prices or better performance features than ours. We cannot predict with certainty the timing or impact of competitors’ products. In addition, our sales may suffer as a result of changes in consumer demand for our products, including those related to fluctuations in consumer buying patterns tied to seasonality, importation by consumers or the introduction of new products by competitors, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES, GROSS PROFIT, NET SALES, OR NET EARNINGS FROM TIME TO TIME.
Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit, and net earnings. For the years ended December 31, 2017 and 2016, Mylan’s top ten products in terms of sales, in the aggregate, represented approximately 21% and 27%, respectively, of the Company’s third party net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
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
In addition, a significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation has resulted in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. We expect this trend of increased pricing pressures to continue. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions increases the negotiating power of these groups, enabling them to attempt to extract price discounts, rebates, and other restrictive pricing terms on our products. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. During the years ended December 31, 2017, 2016 and 2015, Mylan’s consolidated third party net sales to Cardinal Health, Inc. were approximately 10%, 11% and 12%, respectively; Mylan’s consolidated third party net sales to McKesson Corporation were approximately 13%, 16%, and 15%, respectively; and Mylan’s consolidated third party net sales to AmeriSourceBergen Corporation were approximately 8%, 14% and 16%, respectively, of consolidated third party net sales.
OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE PERFORMANCE OF OUR THIRD_PARTY COLLABORATION PARTNERS.
We have entered into strategic alliances with partners to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that the investments made by us in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the collaboration. A failure or inability of our partners to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
THE SUPPLY OF API INTO EUROPE MAY BE NEGATIVELY AFFECTED BY RECENT REGULATIONS PROMULGATED BY THE EU.
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
WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES AND CERTAIN THIRD PARTY SUPPLIERS PRODUCE A SUBSTANTIAL PORTION OF OUR API AND PRODUCTS, SOME OF WHICH REQUIRE A HIGHLY EXACTING AND COMPLEX MANUFACTURING PROCESS.
A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. A significant disruption at any one of such facilities within our internal or third party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of intellectual property rights, act of God, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, and/or ordinary share price.
We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, and in certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could cause our business, financial condition, results of operations, cash flows, and/or ordinary share price to be materially adversely affected. Our manufacturing and supply capabilities could be adversely impacted by quality deficiencies in the products which our suppliers provide, or at their manufacturing facilities.
In addition, the manufacture of some of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing at our or our third party suppliers facilities for a variety of reasons, including, among others, equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, power outages, labor unrest, and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. If we or one of our suppliers experience any of the problems described above, such problems could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR REPORTING AND PAYMENT OBLIGATIONS RELATED TO OUR PARTICIPATION IN U.S. FEDERAL HEALTHCARE PROGRAMS, INCLUDING MEDICARE, MEDICAID AND THE DEPARTMENT OF VETERANS AFFAIRS (THE “VA”), ARE COMPLEX AND OFTEN INVOLVE SUBJECTIVE DECISIONS THAT COULD CHANGE AS A RESULT OF NEW BUSINESS CIRCUMSTANCES, NEW REGULATIONS OR AGENCY GUIDANCE, OR ADVICE OF LEGAL COUNSEL. ANY FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO INVESTIGATION, PENALTIES, AND SANCTIONS.
Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal healthcare programs, including Medicare, Medicaid and the VA, are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.

Pharmaceutical manufacturers that participate in the Medicaid Drug Rebate Program, such as Mylan, are required to report certain pricing data to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs. This data includes the Average Manufacturer Price (“AMP”) for each of the manufacturer’s covered outpatient drugs. CMS calculates a type of U.S. federal ceiling on reimbursement rates to pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limit (“FUL”). Since April 2016, CMS is required to use the weighted average AMP for pharmaceutically and therapeutically equivalent multiple source drugs to calculate FULs, instead of the other pricing data CMS previously used. Although weighted average AMP-based FULs do not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our commercial price negotiations.
In addition, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices (“AWP”). The government has alleged that reporting of inflated AWP has led to excessive payments for prescription drugs, and we may be named as a defendant in actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare, Medicaid and/or the VA.
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments - and even in the absence of any such ambiguity - a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS or the VA to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS, OR OTHER THIRD-PARTY PAYORS. IN ADDITION, THE USE OF TENDER SYSTEMS AND OTHER FORMS OF PRICE CONTROL, INCLUDING LEGISLATIVE OR REGULATORY PROGRAMS IMPACTING PHARMACEUTICAL PRICES, COULD REDUCE PRICES FOR OUR PRODUCTS OR REDUCE OUR MARKET OPPORTUNITIES.
Various governmental authorities (including, among others, the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as HMOs in the U.S., provide reimbursements or subsidies to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. These trends and other trends toward the growth of HMOs, managed healthcare, and legislative healthcare reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Such a decline could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
In addition, current or future U.S. federal, U.S. state or other countries’ laws and regulations may influence the prices of drugs and, therefore, could adversely affect the payments we receive for our products. For example, existing programs in certain states in the U.S. seek to broadly set prices within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, and, in particular, changes to state Medicare and/or Medicaid programs, or changes required in the way in which Medicare payment rates are set and/or the way Medicaid rebates are calculated, could adversely affect the payment we receive for our products. In order to control expenditure on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.
Several countries in which we operate have implemented, or plan to or may implement, government mandated price reductions and/or other controls. When such price controls occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market after the price decrease. Such price reductions or controls could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
A number of markets in which we operate have also implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Certain other countries may consider the implementation of a tender system or other forms of price controls. Even if a tender system is ultimately not implemented, the anticipation of such could result in price reductions.
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
Significant additional reforms to the U.S. healthcare system, or to the healthcare systems of other markets in which we operate, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES.
We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs. With respect to government antitrust enforcement and private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
In addition, in limited circumstances, entities that we have acquired are party to litigation in matters under which we are, or may be, entitled to indemnification by the previous owners. Even in the case of indemnification, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, or that we will not experience an adverse result in a matter that is not indemnified, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
IF WE FAIL TO COMPLY WITH OUR CORPORATE INTEGRITY AGREEMENT, WE COULD BE SUBJECT TO SUBSTANTIAL PENALTIES AND EXCLUSION FROM PARTICIPATION IN FEDERAL HEALTHCARE PROGRAMS.
In August 2017, Mylan Inc. and Mylan Specialty L.P. entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”). The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, management certifications and resolutions from Mylan Inc.’s board, as well as that an independent review organization annually review various matters relating to the Medicaid Drug Rebate Program, among other things. If we fail to comply with the CIA, the OIG-HHS may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the implementation of the Tax Act could limit Mylan’s ability to realize the benefit of these investments, or Congress could modify or repeal Section 45 of the Code and remove the tax credits retroactively. In addition, Section 45 of the Code contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments. Finally, when the price of natural gas or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal, eliminate coal in the production of electricity or are otherwise unable to operate for an extended period of time, the availability of the tax credits would also be reduced. During 2017, as a result of a decline in current and expected future production levels at certain of our clean energy facilities, the Company impaired its investment balance and other assets. Additional impairments could occur in the future.
The occurrence of any of the above risks could limit the value of our investment, result in increased costs, materially increase our tax burden or adversely affect our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE HAVE SIGNIFICANT INDEBTEDNESS, WHICH COULD LEAD TO ADVERSE CONSEQUENCES OR ADVERSELY AFFECT OUR FINANCIAL POSITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER SUCH INDEBTEDNESS, AND ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES.
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
Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
In addition, although Mylan expects to maintain an investment grade credit rating, a downgrade in the credit rating of Mylan or any indebtedness of Mylan or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.
In addition, if we incur additional debt, the risks described above could intensify. If global credit markets contract, future debt financing may not be available to us when required or may not be available on acceptable terms or at all, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Our credit facilities, senior unsecured notes, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE ENTER INTO VARIOUS AGREEMENTS IN THE NORMAL COURSE OF BUSINESS THAT PERIODICALLY INCORPORATE PROVISIONS WHEREBY WE INDEMNIFY THE OTHER PARTY TO THE AGREEMENT.
In the normal course of business, we periodically enter into commercial, employment, legal settlement, and other agreements that incorporate indemnification provisions. In some, but not all, cases, we maintain insurance coverage that we believe will effectively mitigate our obligations under certain of these indemnification provisions. However, should our obligation under an indemnification provision exceed any applicable coverage or should coverage be denied, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.
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
On August 17, 2017, the Company announced that its subsidiaries, Mylan Inc. and Mylan Specialty L.P., signed an agreement with the U.S. Department of Justice ("DOJ") and two relators finalizing the $465 million settlement, plus interest, with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program that Mylan had agreed to the terms of on October 7, 2016 (the “Medicaid Drug Rebate Program Settlement”). On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the $465 million Medicaid Drug Rebate Program Settlement with the DOJ, including with respect to the determinations that the settlement amount should be recorded as a charge against earnings in the third quarter of 2016 rather than against any earlier periods, and that the settlement amount should be classified as an expense rather than a reduction of revenue.
Any of the changes discussed above could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
WE MUST MAINTAIN ADEQUATE INTERNAL CONTROLS AND BE ABLE TO PROVIDE AN ASSERTION AS TO THE EFFECTIVENESS OF SUCH CONTROLS ON AN ANNUAL BASIS.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. LOSS OF KEY PERSONNEL COULD LEAD TO LOSS OF CUSTOMERS, BUSINESS DISRUPTION, AND A DECLINE IN REVENUES, ADVERSELY AFFECT THE PROGRESS OF PIPELINE PRODUCTS, OR OTHERWISE ADVERSELY AFFECT OUR OPERATIONS.
It is important that we attract and retain qualified personnel in order to develop and commercialize new products, manage our business, and compete effectively. Competition for qualified personnel in the pharmaceutical industry is very intense. If we fail to attract and retain key scientific, technical, commercial, or management personnel, our business could be affected adversely. Additionally, while we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. Current and prospective employees might also experience uncertainty about their future roles with us following the consummation and integration of our recent transactions, including the EPD Transaction and the Meda transaction, and potential future transactions, which might adversely affect our ability to retain key managers and other employees. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition provisions, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
OUR ACTUAL FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THE UNAUDITED PRO FORMA FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT.
The unaudited pro forma financial information contained in this Annual Report on Form 10-K may not be indicative of what our financial position or results of operations would have been had the Meda transaction and the EPD Transaction been completed on the dates indicated, nor are they indicative of the future operating results of Mylan N.V. The unaudited pro forma financial information has been derived from the historical consolidated financial statements of Mylan N.V., Mylan Inc., Meda, and the combined financial statements of the EPD Business and reflects certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs, and the related income tax effects. The information upon which these adjustments have been made is subjective, and these types of adjustments are difficult to make with complete accuracy. Accordingly, the actual financial position and results of our operations following the Meda transaction and the EPD Transaction may not be consistent with, or evident from, this unaudited pro forma financial information and other factors may affect our business, financial condition, results of operations, cash flows, and/or ordinary share price, including, among others, those described herein.
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
Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated information technology systems and infrastructure to operate our business. We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S., including significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. In addition, we and our vendors could be susceptible to third party attacks on our information technology systems. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Any security breach or other disruption to our or our vendors’ information technology infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities.
In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary, business information and personal information) is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

WE ARE SUBJECT TO DATA PRIVACY AND SECURITY LAWS AND REGULATIONS IN MANY DIFFERENT JURISDICTIONS AND COUNTRIES WHERE WE DO BUSINESS, AND OUR OR OUR VENDORS’ FAILURE TO COMPLY COULD RESULT IN FINES, PENALTIES, REPUTATIONAL DAMAGE, AND COULD IMPACT THE WAY WE OPERATE OUR BUSINESS.
We are subject to laws and regulations governing the collection, use and transmission of personal information, including health information. As the legislative and regulatory landscape for data privacy and protection continues to evolve around the world, there has been an increasing focus on privacy and data protection issues that may affect our business, including the U.S.’s federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), the EU’s General Data Protection Regulation (“GDPR”), and other laws and regulations described below.
In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we, or the third-party vendors’ on which we reply, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
In addition, EU member states and other jurisdictions have adopted data protection laws and regulations that impose significant compliance obligations. The EC’s adoption of the 1995 EU Data Protection Directive imposed significant compliance obligations. As implemented into national laws by the EU member states, the Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, adding to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the EU Data Protection Directive and related national laws of EU member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
In 2016, the EU formally adopted GDPR, which will directly apply to and bind all EU member states from May 25, 2018 and will replace the current EU Data Protection Directive on that date. The regulation introduces new data protection requirements in the EU and establishes a framework to govern data sharing and collection and related consumer privacy rights. Compared to the current Directive, the GDPR may result in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other local privacy laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S.
Other countries in which we do business have, or are developing, laws governing the collection, use and transmission of personal information as well that may affect our business or require us to adapt our technologies or practices. These include Canada and several Latin American and Asian countries, which have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Other countries, including Australia and Japan, have established specific legal requirements for cross-border transfers of personal information. Some countries, including India, are considering legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
These and similar initiatives could increase the cost of developing, implementing or maintaining our IT systems, require us to allocate more resources to compliance initiatives or increase our costs. In addition, a failure by us, or our third-party vendors, to comply with applicable data privacy and security laws could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, and/or ordinary share price.

THE EXPANSION OF SOCIAL MEDIA PLATFORMS PRESENTS NEW RISKS AND CHALLENGES.
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
    As previously disclosed, on April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the $465 million Medicaid Drug Rebate Program Settlement with the DOJ, including with respect to the determinations that the settlement amount should be recorded as a charge against earnings in the third quarter of 2016 rather than against any earlier periods, and that the settlement amount should be classified as an expense rather than a reduction of revenue. The Company responded to the comment letter in May 2017 and we will continue to respond to any additional correspondence from Corporation Finance. We believe that our accounting treatment for the aforementioned DOJ settlement is appropriate and consistent with all applicable accounting standards.

ITEM 2.	Properties
For information regarding properties, refer to Item 1 “Business” in Part I of this Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are traded on the NASDAQ Stock Market under the symbol “MYL.” Our ordinary shares were also traded on the Tel Aviv Stock Exchange (“TASE”). On November 10, 2017, however, the Company announced that it was voluntarily delisting the Company's ordinary shares from trading on the TASE and the TASE delisting became effective on February 12, 2018.
The following table sets forth the quarterly high and low sales prices for Mylan N.V.’s ordinary shares for the quarterly periods of 2017 and 2016:

Year Ended December 31, 2017	High	Low
Three months ended March 31, 2017	$45.87	$35.16
Three months ended June 30, 2017	40.67	36.50
Three months ended September 30, 2017	39.80	29.39
Three months ended December 31, 2017	42.53	31.03

Year Ended December 31, 2016	High	Low
Three months ended March 31, 2016	$54.44	$40.04
Three months ended June 30, 2016	49.42	38.01
Three months ended September 30, 2016	50.40	37.65
Three months ended December 31, 2016	40.50	33.60
As of January 22, 2018, there were approximately 147,000 holders of Mylan N.V. ordinary shares, including those held in street or nominee name.
The Company did not pay dividends in 2017 or 2016 and does not intend to pay dividends on its ordinary shares in the near future.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 30, 2017	—	$—	—	$932,526,009
November 1 - November 30, 2017	—	$—	—	$932,526,009
December 1 - December 31, 2017	12,384,058	$40.39	12,384,058	$432,333,906
Total	12,384,058	$40.39	12,384,058	$432,333,906
___________

(1)
The Company was authorized to repurchase up to $1 billion of the Company’s ordinary shares under its repurchase program that was previously approved by the Company’s Board of Directors and announced on November 16, 2015 (the “Share Repurchase Program”), but was not obligated to acquire any particular amount of ordinary shares. During 2017, the Company repurchased approximately 12.4 million ordinary shares at a cost of approximately $500.2 million. In January 2018, the Company repurchased an additional 9.8 million ordinary shares at a cost of approximately $432.0 million and on January 9, 2018, the Share Repurchase Program was completed.

(2)	The number of shares purchased is based on the purchase date and not the settlement date.

(3)	Average price per share includes commissions.

UNREGISTERED SALES OF DEBT SECURITIES
In the past three years, we have issued unregistered securities in connection with the following transactions:
In May 2017, Mylan N.V. issued €500 million aggregate principal amount of senior unsecured debt securities, comprised of floating rate Senior Notes due 2020. These notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to persons outside of the U.S. pursuant to Regulation S under the Securities Act.
In November 2016, Mylan N.V. issued €3.0 billion aggregate principal amount of senior unsecured debt securities, comprised of floating rate Senior Notes due 2018, 1.250% Senior Notes due 2020, 2.250% Senior Notes due 2024 and 3.125% Senior Notes due 2028. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the U.S. pursuant to Regulation S under the Securities Act.
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

STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2013, 2014, 2015, 2016 and 2017 of $100 invested on December 31, 2012 in the Company’s ordinary shares, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Mylan N.V. (1)	100.00	158.11	205.36	196.98	138.98	154.13
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Pharmaceuticals	100.00	133.92	162.59	172.69	168.93	189.27
____________

(1)	Mylan Inc. prior to February 27, 2015.

ITEM 6.	Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. The functional currency of the primary economic environment in which the operations of Mylan and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.
Mylan N.V. is the successor to Mylan Inc., the information set forth below refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations:
Total revenues	$11,907.7	$11,076.9	$9,429.3	$7,719.6	$6,909.1
Cost of sales (1)	7,124.6	6,379.9	5,213.2	4,191.6	3,868.8
Gross profit	4,783.1	4,697.0	4,216.1	3,528.0	3,040.3
Operating expenses:
Research and development	783.3	826.8	671.9	581.8	507.8
Selling, general and administrative	2,575.8	2,496.1	2,180.7	1,625.7	1,408.5
Litigation settlements and other contingencies, net	(13.1)	672.5	(97.4)	(32.1)	(11.5)
Total operating expenses	3,346.0	3,995.4	2,755.2	2,175.4	1,904.8
Earnings from operations	1,437.1	701.6	1,460.9	1,352.6	1,135.5
Interest expense	534.6	454.8	339.4	333.2	313.3
Other expense (income), net	(0.5)	125.1	206.1	44.9	74.9
Earnings before income taxes and noncontrolling interest	903.0	121.7	915.4	974.5	747.3
Income tax provision (benefit)	207.0	(358.3)	67.7	41.4	120.8
Net earnings (loss) attributable to the noncontrolling interest	—	—	(0.1)	(3.7)	(2.8)
Net earnings attributable to Mylan N.V. ordinary shareholders	$696.0	$480.0	$847.6	$929.4	$623.7
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders
Basic	$1.30	$0.94	$1.80	$2.49	$1.63
Diluted	$1.30	$0.92	$1.70	$2.34	$1.58
Weighted average ordinary shares outstanding:
Basic	534.5	513.0	472.2	373.7	383.3
Diluted	536.7	520.5	497.4	398.0	394.5
Selected Balance Sheet data:
Total assets (2)(3)	$35,806.3	$34,726.2	$22,267.7	$15,820.5	$15,086.6
Working capital (2)(3)(4)	828.0	2,350.5	2,350.5	1,137.2	1,258.6
Short-term borrowings	46.5	46.4	1.3	330.7	439.8
Long-term debt, including current portion of long-term debt (2)	14,614.5	15,426.2	7,294.3	8,104.1	7,543.8
Total equity	13,307.6	11,117.6	9,765.8	3,276.0	2,959.9
____________

(1)
Cost of sales includes the following amounts primarily related to the amortization of purchased intangibles from acquisitions: $1.42 billion, $1.32 billion, $854.2 million, $375.9 million and $351.1 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. In addition, cost of sales included the following amounts related to impairment charges to intangible assets: $80.8 million, $68.3 million, $31.3 million, $27.7 million and $18.0 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest, as of December 31, 2015, deferred financing fees related to term debt have been retrospectively reclassified from other assets to long-term debt or the current portion of long-term debt, depending on the debt instrument, on the Consolidated Balance Sheets for all periods presented. The Company retrospectively reclassified approximately $34.4 million and $42.7 million for the years ended December 31, 2014 and 2013, respectively.

(3)
Pursuant to the Company’s adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015, deferred tax assets and liabilities that had been previously classified as current have been retrospectively reclassified to noncurrent on the Consolidated Balance Sheets for all periods presented. The reclassification resulted in a decrease in current assets of approximately $345.7 million and $250.1 million for the years ended December 31, 2014 and 2013, respectively. The reclassification resulted in a decrease in current liabilities of approximately $0.2 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

(4)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Mylan,” “our,” or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other SEC filings and public disclosures.
This Annual Report on Form 10-K contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the potential benefits and synergies of acquisitions, future opportunities for Mylan and its products, and any other statements regarding Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including the EPD Transaction; changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; actions and decisions of healthcare and pharmaceutical regulators; the integration of acquired businesses or assets being more difficult, time-consuming, or costly than expected; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following acquisitions; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with acquisitions and the December 2016 announced restructuring programs in certain locations, within the expected time-frames or at all expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); any regulatory, legal, or other impediments to Mylan’s ability to bring new products, including but not limited to generic Advair and Glatiramer Acetate Injection 20 mg/mL and 40 mg/mL, to market, including ongoing and unresolved allegations of patent infringement around our launch of Glatiramer Acetate Injection 40 mg/mL; success of clinical trials and Mylan’s ability to execute on new product opportunities, including but not limited to generic Advair and Glatiramer Acetate Injection 20 mg/mL and 40 mg/mL; any changes in or difficulties with our inventory of, and the ability of Meridian Medical Technologies, a Pfizer company, to supply us with the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) to meet anticipated demand; the potential impact of any change in patient access to the EpiPen® Auto-Injector and the introduction of a generic version of the EpiPen® Auto-Injector; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on financial condition, results of operations, and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impact of competition; changes in the economic and financial conditions of the businesses of Mylan; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in this Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Annual Report on Form 10-K.

Executive Overview
Mylan is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generics, brand name and OTC products in a variety of dosage forms and therapeutic categories. Mylan is committed to setting new standards in healthcare by creating better health for a better world, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership. We believe access to healthcare should be a right, not a privilege. That makes our mission very personal. While a great deal of progress has been made over the years to expand access to healthcare, there’s still much to be done. With our strong foundation in pharmaceuticals and long track record of doing good, Mylan is uniquely positioned to address the world’s most pressing health concerns.
Mylan offers one of the industry’s broadest product portfolios, including more than 7,500 marketed products around the world, to customers in more than 165 countries and territories. We operate a global, high quality, vertically-integrated manufacturing platform around the world and one of the world’s largest API operations. We also operate a strong and innovative R&D network that has consistently delivered a robust product pipeline including a variety of dosage forms, therapeutic categories and biosimilars.
Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.
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
Additionally, a number of markets in which we operate in Europe have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems in certain countries.
As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
In August 2016, we acquired Meda for a total purchase price of approximately $6.92 billion, net of cash acquired. Meda provided a diversified and expansive portfolio of branded and generic medicines along with a strong and growing portfolio of OTC products. The combined company has a balanced global footprint with significant scale in key geographic markets, particularly the U.S. and Europe. The acquisition of Meda also expanded our presence in key emerging markets, including China, Russia, Turkey, and Mexico, and in countries in South East Asia, and the Middle East, which complemented Mylan’s existing presence in India, Brazil and Africa (including South Africa).
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 21% and 27% for the years ended December 31, 2017 and 2016, respectively.

Recent Developments
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. Throughout 2017, the Company committed to additional restructuring actions. During the year ended December 31, 2017, the Company recorded pre-tax charges of $188.0 million. Included within the charges during the year ended December 31, 2017 were $74.4 million for non-cash asset impairment charges. The remaining charges during the year ended December 31, 2017 primarily relate to severance and employee benefits. The continued restructuring actions are expected to be implemented through fiscal year 2018. The Company estimates total aggregate pre-tax charges for committed restructuring activities ranging from between $375.0 million and $450.0 million, inclusive of the 2016 and 2017 restructuring charges. In addition, as a result of the restructuring activities that have been undertaken to date, management believes the potential annual savings will be between approximately $350.0 million and $425.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
On August 17, 2017, the Company announced that its subsidiaries, Mylan Inc. and Mylan Specialty L.P., signed an agreement with the DOJ and two relators finalizing the $465 million Medicaid Drug Rebate Program Settlement. The settlement resolves claims relating to the classification of EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter.
In October 2017, the Company announced the U.S. launch of the first Glatiramer Acetate Injection 40 mg/mL for 3-times-a-week injection that is an AP-rated substitutable generic version of Teva's Copaxone® 40 mg/mL, as well as Glatiramer Acetate Injection 20 mg/mL for once-daily injection, an AP-rated, substitutable generic version of Teva's Copaxone® 20 mg/mL. These products are indicated for the treatment of patients with relapsing forms of multiple sclerosis (MS), a chronic inflammatory disease of the central nervous system. The Company also announced in October 2017 that its partner, Synthon, received marketing authorization approval in Europe for Glatiramer Acetate Injection 40 mg/mL. Mylan is partnered with Synthon, the developer and supplier of its European Glatiramer Acetate Injection products, and has exclusive distribution and supply rights in certain key European markets. We have launched the product in several countries in 2018.
On December 1, 2017, the Company announced that the FDA approved Mylan's Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab), co-developed with Biocon. Ogivri has been approved for all indications included in the label of the reference product, Herceptin, including for the treatment of HER2-overexpressing breast cancer and metastatic stomach cancer. Ogivri is the first FDA-approved biosimilar to Herceptin and the first biosimilar from Mylan and Biocon's joint portfolio approved in the U.S. Mylan anticipates potentially being the first company to offer a biosimilar to Herceptin, as a result of Mylan's ability to secure global licenses for its trastuzumab product from Genentech and Roche earlier this year.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Code. Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of non-U.S. corporate subsidiaries of large U.S. shareholders as of December 31, 2017.
The Company was authorized to repurchase up to $1 billion of the Company’s ordinary shares under its Share Repurchase Program, but was not obligated to acquire any particular amount of ordinary shares. During 2017, the Company repurchased approximately 12.4 million ordinary shares at a cost of approximately $500.2 million. In January 2018, the Company repurchased an additional 9.8 million ordinary shares at a cost of approximately $432.0 million and on January 9, 2018, the Share Repurchase Program was completed.
On January 29, 2018, the Company announced that the FDA had accepted for review Mylan and Theravance’s recently submitted NDA for revefenacin (TD-4208), an investigational long-acting muscarinic antagonist (LAMA). If approved, revefenacin would be the first once-daily, nebulized bronchodilator for the treatment of chronic obstructive pulmonary disease (COPD). The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 13, 2018, and indicated that it does not currently plan to convene an advisory committee meeting to discuss the NDA.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2017 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	Change	% Change
Total revenues	$11,907.7	$11,076.9	$830.8	8%
Gross profit	4,783.1	4,697.0	86.1	2%
Earnings from operations	1,437.1	701.6	735.5	105%
Net earnings	696.0	480.0	216.0	45%
Diluted earnings per ordinary share	$1.30	$0.92	$0.38	41%
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” third party net sales and total revenues. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our third party net sales performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares third party net sales on an actual and constant currency basis for each reportable segment for the years ended December 31, 2017, 2016 and 2015.
More information about other non-GAAP measures used by the Company as part of this discussion, including adjusted third party net sales from Europe, adjusted third party net sales, adjusted total revenues, adjusted cost of sales, adjusted gross margins, adjusted earnings, and adjusted EPS are discussed further in this Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations
2017 Compared to 2016

	Year Ended December 31,
(In millions)	2017	2016	% Change	2017 Currency Impact (1)	2017 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America	$4,969.6	$5,629.5	(12)%	$(6.8)	$4,962.8	(12)%
Europe	3,958.3	2,953.8	34%	(89.7)	3,868.6	31%
Rest of World	2,832.1	2,383.8	19%	(52.2)	2,779.9	17%
Total third party net sales	11,760.0	10,967.1	7%	(148.7)	11,611.3	6%

Other third party revenues	147.7	109.8	35%	(0.8)	146.9	34%
Consolidated total revenues	$11,907.7	$11,076.9	8%	$(149.5)	$11,758.2	6%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating third party net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change for 2017 constant currency third party net sales or revenues to the corresponding amount in the prior year.

Total Revenues
For the year ended December 31, 2017, Mylan reported total revenues of $11.91 billion, compared to $11.08 billion for the comparable prior year period, representing an increase of $830.8 million, or 8%. Total revenues include both net sales and other revenues from third parties. Third party net sales for the year ended December 31, 2017 were $11.76 billion, compared to $10.97 billion for the comparable prior year period, representing an increase of $792.9 million, or 7%. Other third party revenues for the year ended December 31, 2017 were $147.7 million, compared to $109.8 million for the comparable prior year period, an increase of $37.9 million. The increase in other third party revenues was principally the result of an incremental increase in royalty income from arrangements acquired in the Meda acquisition.
The increase in total revenues included third party net sales growth in the Europe segment of 34%, and in the Rest of World segment of 19%. Third party net sales declined in the North America segment by 12%. Contributing to the overall increase in total revenues were the incremental net sales from the acquisitions of Meda and the Topicals Business of approximately $1.41 billion. This increase was partially offset by a net decrease in net sales from existing products and lower new product introductions of approximately $764.1 million. The decrease from existing products was due primarily to lower pricing and, to a lesser extent, lower volumes in the current period. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, India, and Australia, which was partially offset by the unfavorable impact from changes in the Japanese Yen and the Pound Sterling. The favorable impact of foreign currency translation on current year total revenues was approximately $149.5 million resulting in an increase in constant currency total revenues of approximately $681.3 million, or 6%.
In arriving at net sales, gross sales are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the Application of Critical Accounting Policies section in this Item 7 for a discussion of our methodology with respect to such provisions. For 2017, the most significant amounts charged against gross sales were $4.24 billion related to chargebacks and $4.19 billion related to incentives offered to our customers, such as volume related incentives and promotions. For 2016, the most significant amounts charged against gross sales were for chargebacks in the amount of $4.33 billion and incentives offered to our customers in the amount of $3.93 billion.
Third party net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows third party net sales by segment for the years ended December 31, 2017 and 2016 and the net change period over period.
North America Segment
Third party net sales from North America decreased by $659.9 million or 12% during the year ended December 31, 2017 when compared to the prior year. Net sales of existing products decreased principally due to lower pricing and, to a lesser extent, lower volume. This was partially offset by the incremental net sales from the acquisitions of Meda and the Topicals Business, totaling approximately $340.0 million. For the year ended December 31, 2017, as anticipated, the U.S. generics products experienced price erosion in the high-single-digits, which includes the impact of the loss of exclusivity of armodafinil, olmesartan and olmesartan HCTZ during 2017. Sales of the EpiPen® Auto-Injector declined approximately $655.4 million from the prior year as a result of the impact of the launch of the authorized generic, higher governmental rebates as a result of the Medicaid Drug Rebate Program Settlement, and increased competition. Excluding the negative impact of the lower sales of the EpiPen® Auto-Injector, overall third-party sales in North America were unchanged in 2017 compared with 2016. The impact of foreign currency translation on current period third party net sales was insignificant within North America.

Europe Segment
Third party net sales from Europe increased by $1.00 billion or 34% during the year ended December 31, 2017 when compared to the prior year. This increase was primarily the result of incremental net sales from the acquisition of Meda of approximately $833.2 million during the year ended December 31, 2017. Net sales of existing products increased primarily as a result of sales of new products and favorable pricing and volume. The favorable impact of foreign currency translation on current period third party net sales was $89.7 million, or 3% within Europe. Constant currency third party net sales increased by approximately $914.8 million, or 31% when compared to the prior year.
Rest of World Segment
Third party net sales from Rest of World increased by $448.3 million or 19% during the year ended December 31, 2017 when compared to the prior year. This increase was primarily the result of incremental net sales from the acquisition of Meda totaling approximately $229.2 million. In addition, net sales from existing products increased principally as a result of higher volume, particularly from our ARV franchise, and to a lesser extent Australia and the emerging markets. Throughout the segment, higher volumes and sales of new products more than offset lower pricing. The favorable impact of foreign currency translation was $52.2 million, or 2%. Constant currency third party net sales increased by approximately $396.1 million, or 17%.
Cost of Sales and Gross Profit
Cost of sales increased from $6.38 billion for the year ended December 31, 2016 to $7.12 billion for the year ended December 31, 2017. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs, restructuring, and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the year ended December 31, 2017 was $4.78 billion and gross margins were 40%. For the year ended December 31, 2016, gross profit was $4.70 billion and gross margins were 42%. Gross margins were negatively impacted in the current period by incremental amortization expense as a result of the acquisitions of Meda and the Topicals Business by approximately 110 basis points, lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 275 basis points, partially offset by the contributions from the acquired businesses. Adjusted gross margins were approximately 54% for the year ended December 31, 2017, compared to approximately 56% for the year ended December 31, 2016. Adjusted gross margins were negatively impacted in the current period as a result of lower gross profit from the sales of existing products in North America, including the EpiPen® Auto-Injector, by approximately 200 basis points, partially offset by the contributions from the acquired businesses.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2017 compared to the year ended December 31, 2016 is as follows:

	Year Ended
	December 31,
(In millions)	2017	2016
U.S. GAAP cost of sales	$7,124.6	$6,379.9
Deduct:
Purchase accounting amortization and other related items	(1,523.8)	(1,389.3)
Acquisition related items	(1.9)	(52.7)
Restructuring related costs	(46.0)	(28.9)
Other special items	(64.4)	(44.6)
Adjusted cost of sales	$5,488.5	$4,864.4

Adjusted gross profit (a)	$6,419.2	$6,212.5

Adjusted gross margin (a)	54%	56%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2017 was $783.3 million, compared to $826.8 million for the prior year, a decrease of $43.5 million. The decrease was due to lower spending when compared to the prior year as a result of the Company’s reprioritization of global programs. Partially offsetting this decrease was the impact from incremental R&D expense related to the acquisitions of Meda and the Topicals Business of approximately $45.4 million in the current year as well as an increase in restructuring costs included in R&D from $7.7 million in 2016 to $8.4 million in 2017.
Additionally, during the year ended December 31, 2017, the Company entered into a joint development and marketing agreement for a respiratory product resulting in approximately $50 million in R&D expense. The Company also incurred R&D expense in 2017 of $31.9 million related to the collaboration agreement with Momenta. In the prior year, the Company made an upfront payment of $45.0 million and incurred additional R&D expense of $29.2 million, both related to the Company’s collaboration agreement with Momenta which was entered into on January 8, 2016.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the year ended December 31, 2017 was $2.58 billion, compared to $2.50 billion for the prior year, an increase of $79.7 million. The increase is due primarily to additional incremental expense related to the acquisitions of Meda and the Topicals Business which increased SG&A by approximately $213.1 million. Restructuring charges recorded in SG&A were $133.6 million and $113.1 million, respectively, for the years ended December 31, 2017 and December 31, 2016. Partially offsetting these increases were acquisition related costs which were $110.8 million lower than the prior year as well as the year over year benefit of integration activities.
Litigation Settlements and Other Contingencies, Net
During the year ended December 31, 2017, the Company recorded net gains of $13.1 million for litigation settlements and other contingencies, net, compared to a net charge of $672.5 million in the prior year.
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the year ended December 31, 2017:

(In millions)	Loss/(gain)
Respiratory Delivery Platform contingent consideration adjustment	$(93.5)
Litigation settlements (1)	51.1
Topicals Business contingent consideration adjustment	23.5
Jai Pharma Limited contingent consideration adjustment	9.8
Apicore contingent consideration adjustment	(4.0)
Total litigation settlements and other contingencies, net	$(13.1)
____________

(1)	Refer to Note 18 Litigation included in Item 8 in this Annual Report on Form 10-K for additional information related to litigation matters.
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
Interest Expense
Interest expense for the year ended December 31, 2017 totaled $534.6 million, compared to $454.8 million for the year ended December 31, 2016, an increase of $79.8 million. The increase in the current year is primarily due to the incremental impact of the issuance of the senior notes in June 2016 and, the Euro senior notes issued in November 2016 and May 2017. This increase was partially offset by the impact of the repayment of the 1.800% Senior Notes due 2016 and the 1.350% Senior Notes due 2016 in June and November of 2016, respectively, as well as the repayment of the Meda Term Loan and the partial repayment of the Mylan NV Term Loan.
Other (Income) Expense, Net
Other (income) expense, net, was income of $0.5 million for the year ended December 31, 2017, compared to a net expense of $125.1 million for the prior year. Other (income) expense, net was comprised of the following for the year ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
(In millions)	2017	2016
Losses from equity affiliates, primarily clean energy investments	$100.2	$112.8
Clean energy investment adjustment, net gain	(42.2)	—
Foreign exchange gains, net	(48.1)	(0.5)
Interest income	(6.2)	(12.3)
Write off of deferred financing fees	3.2	34.8
Other gains, net	(7.4)	(9.7)
Other (income) expense, net	$(0.5)	$125.1
During the current year, as a result of a decline in current and expected future production levels at certain of the clean energy facilities the Company impaired its investment balance and other assets by approximately $47 million and reduced the related long-term obligations for these investments by approximately $89 million resulting in a net gain of $42 million which was recognized as a component of the net loss of the equity method investments. In the prior year, other (income) expense, net included a foreign exchange net gain of $0.5 million, which included $128.6 million of losses related to the Company’s SEK non-designated foreign currency contracts that were entered into to economically hedge the foreign currency exposure associated with the expected payment of the Swedish krona-denominated cash portion of the purchase price of the offer to the shareholders of Meda to acquire all of the outstanding shares of Meda. This loss was offset by foreign exchange gains of approximately $30.5 million related to the mark-to-market impact for the November 2016 settlement of a portion of outstanding Meda shares and the remaining obligation on non-tendered Meda shares. In addition, the loss was offset by foreign exchange gains related to the mark-to-market on Euro denominated notes of approximately $32.0 million and additional net gains as a result of the Company’s foreign currency exchange risk management program.
Income Tax Provision (Benefit)
For the year ended December 31, 2017, the Company recognized an income tax provision of $207.0 million, compared to an income tax benefit of $358.3 million for the comparable prior year. On December 22, 2017, the Tax Act was signed into law making significant changes to the Code. Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of non-U.S. corporate subsidiaries of large U.S.

shareholders as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in the 2017 income tax provision in accordance with our understanding of the Tax Act and available guidance and has recorded a provisional net tax charge of $128.6 million related to the Tax Act in the year ended December 31, 2017. In addition, the income tax provision for the year ended December 31, 2017 versus the prior year was impacted by the changing mix of income earned in jurisdictions with differing tax rates, statutory releases of certain tax uncertainties, increases in valuation allowances on certain carryforward tax attributes, the non-recurring nature of tax benefits obtained by the 2016 mergers of certain foreign subsidiaries, and the revaluation of deferred tax assets and liabilities in countries that changed their statutory corporate tax rate.
2016 Compared to 2015

	Year Ended December 31,
(In millions)	2016	2015	% Change	2016 Currency Impact (1)	2016 Constant Currency Revenues	Constant Currency % Change (2)
Third party net sales
North America (3)	$5,629.5	$5,100.4	10%	$6.9	$5,636.4	11%
Europe (3)(4)	2,953.8	2,205.6	34%	30.1	2,983.9	35%
Rest of World (3)	2,383.8	2,056.6	16%	(21.3)	2,362.5	15%
Total third party net sales (3)(4)	10,967.1	9,362.6	17%	15.7	10,982.8	17%

Other third party revenues	109.8	66.7	65%	0.8	110.6	66%
Consolidated total revenues (4)	$11,076.9	$9,429.3	18%	$16.5	$11,093.4	18%
____________

(1)	Currency impact is shown as unfavorable (favorable).

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

Total Revenues
For the year ended December 31, 2016, Mylan reported total revenues of $11.08 billion compared to $9.43 billion in the prior year. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current year were $10.97 billion compared to $9.36 billion for the prior year, representing an increase of $1.60 billion, or 17%. Other third party revenues for the current year were $109.8 million compared to $66.7 million in the prior year, an increase of $43.1 million. The increase in other third party revenues was principally the result of an increase in royalty income, including due to acquisitions in 2016.
The increase in total revenues was the result of third party net sales growth in all segments. Contributing to this increase were net sales from the acquisitions of Meda and the Topicals Business, net sales from new product introductions, and to a lesser extent, the two additional months of net sales from the EPD Business (the “incremental EPD Business sales”) when compared to the prior year, all of which when combined totaled approximately $1.70 billion. Net sales on existing products decreased approximately $96.0 million as a result of a decrease in pricing of approximately $195.5 million, offset by an increase in volume of approximately $99.5 million. Mylan’s 2016 total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting strengthening in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in Canada, the European Union, India, the United Kingdom and Brazil, partially offset by the strengthening of the Japanese Yen. The unfavorable impact of foreign currency translation on 2016 total revenues was approximately $16.5 million. As such, constant currency total revenues increased approximately $1.66 billion, or 18%.

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

North America Segment
Third party net sales from North America increased $529.1 million, or 10% during the year ended December 31, 2016 when compared to the prior year. The increase was principally due to net sales from the acquisitions of Meda, the Topicals Business and the incremental EPD Business sales, and to a lesser extent, net sales from new product introductions, together totaling approximately $634.4 million. These increases were partially offset by lower volume and pricing on existing products of approximately $98.7 million. As anticipated, the U.S. generics products experienced price erosion in the mid-single digits. The unfavorable impact of foreign currency translation on 2016 third party net sales was approximately $6.8 million, or less than 1% within North America. As such, constant currency third party net sales increased by approximately $536.0 million, or 11% when compared to 2015.
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
Europe Segment
Third party net sales from Europe increased $748.2 million, or 34% during the year ended December 31, 2016 when compared to the prior year. This increase was primarily the result of net sales from the acquisition of Meda and the incremental EPD Business sales, and to a lesser extent, net sales from new product introductions, together totaling approximately $735.8 million. In addition, higher volumes on existing products were partially offset by lower pricing throughout Europe. Lower pricing is a result of government-imposed pricing reductions and competitive market conditions throughout the segment. The unfavorable impact of foreign currency translation on 2016 third party net sales was approximately $30.1 million, or 1% within Europe. As such, constant currency third party net sales increased by approximately $778.3 million, or 35% when compared to 2015.
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
Rest of World Segment
In Rest of World, third party net sales increased $327.2 million, or 16% during the year ended December 31, 2016 when compared to the prior year. This increase was primarily driven by the acquisition of Meda, the incremental EPD Business sales, and to a lesser extent, new product introductions, together totaling approximately $328.7 million. In addition, higher sales volumes in Japan, India, Australia and emerging markets positively contributed to the sales growth in this segment. These increases were partially offset by lower pricing throughout the segment, including the ARV franchise. However, sales within our ARV franchise increased progressively throughout 2016. The favorable impact of foreign currency translation on third party net sales was approximately $21.3 million, or 1%. As such, constant currency third party net sales increased by approximately $305.9 million, or 15%.
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
Cost of Sales and Gross Profit
Cost of sales for the year ended December 31, 2016 was $6.38 billion, compared to $5.21 billion in the prior year, corresponding to the increase in sales. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, acquisition related costs and restructuring and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. In addition to the increase in net sales, the increase in cost of sales was also impacted by acquisition related amortization expense of Meda, the Topicals Business and Jai Pharma Limited as well as an additional two months of amortization expense related to the EPD Business as compared to 2015.
Gross profit for 2016 was $4.70 billion and gross margins were 42%. For 2015, gross profit was $4.22 billion and gross margins were 45%. Gross margins were negatively impacted in 2016 by approximately 315 basis points due to increased amortization of intangible assets, inventory step-up and intangible asset impairment charges, including in-process research and development, (collectively, “purchase accounting amortization and other related items.”) This negative impact was partially offset by approximately 110 basis points as a result of the positive impact of net sales from new products. Adjusted gross margins were approximately 56% in both 2016 and 2015. Adjusted gross margins increased approximately 50 basis points and were positively impacted in 2016 as a result of net sales from new products and the net impact of acquisitions.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the periods shown follows:

	Year Ended December 31,
(In millions)	2016	2015
U.S. GAAP cost of sales	$6,379.9	$5,213.2
Deduct:
Purchase accounting amortization and other related items	(1,389.3)	(885.5)
Restructuring related costs	(28.9)	(0.2)
Acquisition related and other special items	(97.3)	(134.6)
Adjusted cost of sales	$4,864.4	$4,192.9

Adjusted gross profit (a)	$6,212.5	$5,253.5

Adjusted gross margin (a)	56%	56%
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
Selling, General & Administrative Expense
SG&A for 2016 was $2.50 billion, compared to $2.18 billion for the prior year, an increase of $315.4 million. The primary factors contributing to this increase were the additional expense related to the acquisition of Meda and the additional two months of expense from the EPD Business which together increased SG&A by approximately $295.1 million in 2016. In addition, we incurred approximately $113.1 million of restructuring charges which were offset by lower acquisition related costs, including consulting and legal costs, which totaled $106.1 million in 2016, as compared to $209.4 million in the prior year.

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
The gain in the prior year was primarily related to the settlement of the Paroxetine CR matter with GlaxoSmithKline for approximately $113.0 million and the settlement of certain antitrust matters. This gain was partially offset by the settlement of patent infringement matters.
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
Other Expense, Net
Other expense, net was $125.1 million in 2016, compared to $206.1 million in the prior year. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
(In millions)	2016	2015
Losses from equity affiliates, primarily clean energy investments	$112.8	$105.0
Write off of deferred financing fees	34.8	54.3
Interest income	(12.3)	(3.0)
Foreign exchange gains, net	(0.5)	(58.0)
Losses from termination of interest rate swaps	—	71.2
Redemption premium on July 2020 Senior Notes	—	39.4
Write off of unamortized premium on July 2020 Senior Notes	—	(9.7)
Other (gains) losses, net	(9.7)	6.9
Other expense, net	$125.1	$206.1
In 2016, foreign exchange gains, net of approximately $0.5 million included approximately $128.6 million of losses related to the Company’s SEK non-designated foreign currency contracts that were entered into to economically hedge the foreign currency exposure associated with the expected payment of the Swedish krona-denominated cash portion of the purchase price of the Offer. This loss was offset by foreign exchange gains of approximately $30.5 million related to the mark-to-market impact for the settlement of the offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share and the remaining obligation on non-tendered Meda shares, foreign exchange gains related to the mark-to-market on the Euro Notes of approximately $32.0 million and additional net gains as a result of the Company’s foreign currency exchange risk management program.

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
Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. In addition, primarily due to acquisitions, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the adjusted EPS (as defined below) metric.
Adjusted Third Party Net Sales from Europe, Adjusted Third Party Net Sales and Adjusted Total Revenues
The Company is providing the following supplementary non-GAAP financial measures: adjusted third party net sales from Europe, adjusted third party net sales and adjusted total revenues, each of which excludes an acquisition related customer incentive in Europe from the most directly comparable U.S. GAAP financial measure. Management believes that these non-GAAP financial measures are useful to investors to evaluate the ongoing performance of the business as well as to provide a more complete understanding of the financial results and trends impacting the Company. Management also uses these non-GAAP measures to evaluate the ongoing performance of the business.

	Year Ended December 31,
(In millions)	2017	2016	2015
U.S. GAAP third party net sales from Europe	$3,958.3	$2,953.8	$2,205.6
Add:
Acquisition related customer incentive	—	—	17.1
Adjusted third party net sales from Europe	$3,958.3	$2,953.8	$2,222.7

U.S. GAAP third party net sales	$11,760.0	$10,967.1	$9,362.6
Add:
Acquisition related customer incentive	—	—	17.1
Adjusted third party net sales	$11,760.0	$10,967.1	$9,379.7

U.S. GAAP total revenues	$11,907.7	$11,076.9	$9,429.3
Add:
Acquisition related customer incentive	—	—	17.1
Adjusted total revenues	$11,907.7	$11,076.9	$9,446.4

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
The significant items excluded from adjusted cost of sales, adjusted earnings and adjusted EPS include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted earnings and adjusted EPS. These amounts include the amortization of intangible assets, inventory step-up and intangible asset impairment charges, including in-process research and development. For the acquisition of businesses accounted for under the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of ordinary shares, contingent consideration or any combination thereof.
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
Accretion of Contingent Consideration Liability and Other Fair Value Adjustments
The impact of changes to the fair value of contingent consideration and accretion expense are excluded from adjusted earnings and adjusted EPS because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
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

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the Code; only included in adjusted earnings and adjusted EPS is the net tax effect of the entity’s activities; and

•	Certain costs to further develop and optimize our global ERP systems, operations and supply chain.
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

	Year Ended December 31,
(In millions, except per share amounts)	2017		2016		2015
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$696.0	$1.30	$480.0	$0.92	$847.6	$1.70
Purchase accounting related amortization (primarily included in cost of sales) (a)	1,529.7		1,412.3		900.9
Litigation settlements and other contingencies, net (b)	(13.1)		672.5		(97.4)
Interest expense (primarily related to clean energy investment financing)	19.5		22.9		44.0
Interest expense related to the accretion of contingent consideration liabilities	27.6		42.8		40.0
Clean energy investments pre-tax loss (c)	47.1		92.3		93.2
Financing related costs (included in other expense, net)	—		—		112.0
Acquisition related costs (primarily included in SG&A and cost of sales) (d)	70.1		335.3		419.8
Acquisition related customer incentive (included in third party net sales)	—		—		17.1
Restructuring related costs (e)	188.0		149.7		18.7
Other special items included in:
Cost of sales	64.4		44.6		36.3
Research and development expense (f)	117.7		121.3		20.3
Selling, general and administrative expense	13.7		35.5		47.8
Other expense, net	13.8		(18.4)		7.2
Tax effect of the above items and other income tax related items	(329.7)		(843.5)		(370.1)
Adjusted earnings and adjusted EPS	$2,444.8	$4.56	$2,547.3	$4.89	$2,137.4	$4.30
Weighted average diluted ordinary shares outstanding	536.7		520.5		497.4
____________
Significant items for the year ended December 31, 2017 include the following:

(a)	The increase in purchase accounting related amortization is due to the incremental amortization expense associated with the intangible assets related to the Topicals Business and Meda acquisitions.

(b)	The net gain is the result of a net gain of $64.2 million for contingent consideration adjustments offset by a charge of $51.1 million related to litigation matters.

(c)
The year ended December 31, 2017 includes a net gain of $42.2 million for the reduction of long-term obligations as a result of a decline in production levels at certain of the related clean energy facilities.

(d)
Acquisition related costs incurred in 2016 primarily relate to the acquisition of the Topicals Business (June 2016) and costs related to the Meda acquisition (August 2016). These costs primarily related to consulting, professional, and legal costs. Acquisition related costs incurred in 2017 consist primarily of integration activities.

(e)
For the year ended December 31, 2017, approximately $46.0 million is included in cost of sales, $8.4 million is included in R&D and $133.6 million is included in SG&A. Refer to Note 16 Restructuring included in Item 8 in this Annual Report on Form 10-K for additional information.

(f)
R&D expense for the year ended December 31, 2017 includes $31.9 million related to Momenta collaboration expense. The remaining activity for the year relates to upfront expense of $50.2 million related to a joint development and marketing agreement for a respiratory product and also related to several smaller collaboration agreements.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $2.06 billion for the year ended December 31, 2017. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $17.6 million to $2.06 billion for the year ended December 31, 2017, as compared to net cash provided by operating activities of $2.05 billion for the year ended December 31, 2016. Cash provided by operating activities is derived from net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in cash provided by operating activities was principally due to the following:

•
net earnings for the year ended December 31, 2017 increased $216.0 million when compared to the prior year period, principally as a result of an increase in earnings from operations. Other significant factors impacting cash provided by operating activities in the current year include the following:

◦	a net decrease of $149.8 million in the amount of cash used through changes in inventory balances; and

◦
a net decrease in the amount of cash used through changes in other assets and liabilities of $103.3 million reflecting the timing of cash payments, which includes current year litigation payments of $532.5 million.

These items were partially offset by the following:

•	a net decrease in non-cash expenses of $325.5 million, which was partially due to the following:

◦	decreased litigation settlements and other contingencies, net, of $637.8 million related to the accrual for Medicaid Drug Rebate Program Settlement, the Modafinil antitrust litigation settlement and the Strides Settlement recorded in the prior year period and the impact of payments in 2017;

◦	a decrease of $128.6 million related to the unrealized losses on acquisition-related foreign currency derivatives recognized in the prior year period;

◦	a decrease in loss from equity method investments of $54.8 million;

◦	a decrease of $32.6 million resulting from the write off of deferred financing fees recognized in the prior year;

◦
increased depreciation and amortization as a result of acquisitions of approximately $282.8 million, including a decrease resulting from the amortization of the step-up in the fair value of inventory related to the Meda acquisition recognized in other non-cash items in the prior year of $107 million; and

◦	a decrease in the deferred tax benefit of $498.1 million.

•
a net increase in the amount of cash used through changes in accounts receivable, including estimated sales allowances, of $30.4 million, reflecting the timing of sales, cash collections and customer credits issued related to sales allowances;

•	a net decrease in the amount of cash provided by changes in trade accounts payable of $73.3 million as a result of the timing of cash payments; and

•	a decrease in the amount of cash provided by changes in income taxes of $22.3 million as a result of the level and timing of estimated tax payments made during the current period.
Investing Activities
Cash used in investing activities was $905 million for the year ended December 31, 2017, as compared to cash used in investing activities of $7.62 billion for the year ended December 31, 2016, a decrease of $6.72 billion.
In 2017, significant items in investing activities included the following:

•
cash paid for acquisitions, net totaling approximately $167.0 million related to the acquisition of Apicore Inc. and the acquisition of the remaining non-tendered shares of Meda in the compulsory acquisition proceeding;

•
payments for product rights and other, net totaling approximately $620.3 million, which included a payment of $50.0 million related to the acquisition of intellectual property rights for the Cold-EEZE® brand cold remedy line, payments of $291.8 million related to acquisitions of additional intellectual property rights and marketing authorizations and a payment of $256.7 million related to the acquisition of a portfolio of generic product rights in the U.S.;

•	proceeds from the sale of certain assets and subsidiaries and assets during the year totaling approximately $86.7 million;

•
restricted cash decrease of $71.0 million in the current year due to amounts released from escrow for the payment of contingent consideration related to the acquisition of the Topicals Business and the payment of certain claims related to the Agila contingent consideration; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $275.9 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2018 calendar year are expected to be approximately $300 million to $500 million.

In 2016, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $6.48 billion related to the Company’s acquisitions of Meda and the Topicals Business;

•	capital expenditures, primarily for equipment and facilities, totaling approximately $390.4 million;

•
payments for product rights and other, net totaling approximately $360.2 million which included payments of $57.9 million to acquire a marketed pharmaceutical product and $165 million related to the acquisition of certain European intellectual property rights and marketing authorizations;

•	a deferred purchase price payment of $308.0 million relating to Meda’s acquisition of Rottapharm S.p.A paid in the third quarter of 2016, which was assumed as part of the acquisition of Meda; and

•
a $128.6 million settlement of the Company’s non-designated foreign exchange forward and options contracts used to economically hedge the foreign currency exposure associated with the payment of the Swedish krona-denominated cash portion of the purchase price of Meda.

Financing Activities
Cash used in financing activities was $1.89 billion for the year ended December 31, 2017, as compared to cash provided by financing activities of $5.34 billion for the year ended December 31, 2016, a net change of $7.24 billion.
In 2017, significant items in financing activities included the following:

•
proceeds of approximately $554.5 million related to the issuance of the €500 million Floating Rate Senior Notes due 2020 (the “2020 Floating Rate Euro Notes”), $320.0 million related to borrowings under the 2016 Revolving Facility and $45.0 million borrowed under the Receivables Facility (both as defined in Note 8 Debt in Item 8 in this Annual Report on Form 10-K);

•
long-term debt repayments consisting of a voluntarily prepayment of $1.50 billion of the 2016 Term Loans, the repayment of the Meda related debt during the year totaling approximately $408.0 million and repayments of $320.0 million of the borrowings under the 2016 Revolving Facility; and

•
the Company repurchased 12.4 million ordinary shares at a cost of approximately $500.2 million. In January 2018, the Company repurchased an additional 9.8 million ordinary shares at a cost of approximately $432.0 million and on January 9, 2018, the $1 billion Share Repurchase Program was completed. The Company did not repurchase any ordinary shares in 2016.

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

◦
the Company repaid the $1.6 billion aggregate principal amount outstanding under the Company’s 2015 Term Credit Agreement and the $800 million aggregate principal amount outstanding under the 2014 Term Credit Agreement in conjunction with the effectiveness of the 2016 Senior Term Credit Agreement;

◦	the Company voluntarily prepaid $400 million of the aggregate principal amount of the 2016 Term Loans;

◦
the Company paid the aggregate principal amount of $500.0 million on the 1.350% Senior Notes due 2016, which matured on November 29, 2016, and the aggregate principal amount of $500 million on the 1.800% Senior Notes due 2016 which matured on June 24, 2016; and

◦	the Company repaid approximately $1.8 billion of borrowings under Meda’s 25kr billion facility and approximately $567 million of Meda’s bank loans.

•	payments of financing fees which totaled $112.6 million primarily related to a bridge credit agreement related to the Meda acquisition.
Capital Resources
Our cash and cash equivalents totaled $292.1 million at December 31, 2017, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2016 Revolving Facility, including the commercial paper program (“CP Program”), and the Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
On December 22, 2017, the U.S. government enacted the Tax Act which makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years. We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $113.6 million, which the Company expects to elect to pay, net of certain tax attributes and credit carryforwards, over eight years beginning in 2018.
As of December 31, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state 2017 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries repatriate cash, which include local country withholding tax and potential U.S. state taxation. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities.
The Company has access to $2.0 billion under the 2016 Revolving Facility. As of December 31, 2017, the Company had no amounts outstanding under the 2016 Revolving Facility. Up to $1.65 billion of the 2016 Revolving Facility may be used to support future borrowings under our CP Program.
In addition to the 2016 Revolving Facility, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”), which will expire in January 2019. From time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. Under the terms of the Receivables Facility, MPI sells certain accounts receivable to Mylan Securitization LLC, a wholly owned special purpose entity which in turn sells a percentage of ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. As of December 31, 2017, the Company had $45.0 million of short-term borrowings under the Receivables Facility and included in short-term borrowing in the Consolidated Balance Sheets.

At December 31, 2017, our long-term debt, including the current portion, totaled $14.6 billion, as compared to $15.4 billion at December 31, 2016. The decrease in long-term debt was due to the prepayment of a portion of the 2016 Term Loans and the repayment of the bank loans and medium term notes acquired as part of the acquisition of Meda during the year ended December 31, 2017 offset by the issuance of the 2020 Floating Rate Euro Notes. The total long-term debt balance at December 31, 2017 was comprised primarily of $100 million of term loans, $12.23 billion of fixed rate senior notes and $600.2 million of floating rate senior notes. In addition, at December 31, 2017, we had $1.75 billion of long-term debt classified as current and payable within the next twelve months, as compared to $223.3 million at December 31, 2016. The increase to the current portion of long-term debt is due to the reclassification of the 2.600% Senior Notes due 2018 which mature in June 2018, the 2018 Floating Rate Euro Notes which mature in November 2018 and the 3.000% Senior Notes due 2018 which mature in December 2018. The Company intends to utilize available liquidity to fund these repayments.
Subsequent to December 31, 2017, the Company has issued approximately $200 million under the CP Program and borrowed approximately an additional $355 million under the Receivables Facility. Such amounts were used to pay certain amounts related to deferred acquisition related payments and ordinary share repurchases.
For additional information regarding our debt agreements, refer to Note 8 Debt in Item 8 in this Annual Report on Form 10-K.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding long-term debt at December 31, 2017, excluding the discounts and premiums, are as follows for each of the periods ending December 31:
The Company’s 2016 Term Loans and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”). The 2016 Term Loans and 2016 Revolving Facility also contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
On November 3, 2017, the Company entered into amendments to the 2016 Term Facility and 2016 Revolving Facility to modify the leverage ratio covenant. Following such amendments, the 2016 Term Facility and 2016 Revolving Facility contain maximum consolidated leverage ratio financial covenants requiring maintenance of a maximum ratio of 4.25 to 1.00 through December 31, 2018. The Company is in compliance with the leverage ratio covenant at December 31, 2017 and expects to remain in compliance for the next twelve months.

Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila, the EPD Business, and certain other acquisitions. We have approximately $181 million accrued for legal contingencies at December 31, 2017.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters or the inability or denial of Merck KGaA, Strides Arcolab, Abbott Laboratories, or another indemnitor or insurer to pay an indemnified claim, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.
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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Less than One Year	One- Three Years	Three- Five Years	Thereafter
Long-term debt	$14,702.0	$1,750.0	$3,601.0	$2,250.0	$7,101.0
Scheduled interest payments (1)	4,151.4	440.8	768.3	574.9	2,367.4
Operating leases (2)	281.7	76.1	106.5	47.9	51.2
Other Commitments (3)	2,166.4	1,155.7	633.9	168.1	208.7
	$21,301.5	$3,422.6	$5,109.7	$3,040.9	$9,728.3
____________

(1)
Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, senior notes and other long-term debt. Variable debt interest payments are estimated using current interest rates.

(2)
We lease certain properties under various operating lease arrangements that expire generally over the next five to seven years. These leases generally provide us with the option to renew the lease at the end of the lease term.

(3)
Other commitments include funding commitments related to the Company’s clean energy investments, agreements to purchase third-party manufactured products, open purchase orders, estimated post-employment payments and capital leases at December 31, 2017.

Due to the uncertainty with respect to the timing of future payments, if any, the following contingent payments have not been included in the table above.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $453.7 million at December 31, 2017. In addition, the Company expects to incur approximately $20 million to $25 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2018.

With respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $185.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
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
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value biosimilar compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 7 Financial Instruments and Risk Management in Item 8 in this Annual Report on Form 10-K for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2017 totaled approximately $545 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $94 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
The Company’s significant collaboration and licensing agreements include agreements with Pfizer, Momenta, Theravance Biopharma Inc., and Biocon. Refer to Note 17 Collaboration and Licensing Agreements included in Item 8 in this Annual Report on Form 10-K for additional information related to our collaborations.
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
Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies in Item 8 in this Annual Report on Form 10-K and are in accordance with U.S. GAAP.
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

Net Revenue Provisions
Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $1.98 billion and $2.05 billion at December 31, 2017 and 2016, respectively. Other current liabilities include $818.0 million and $809.0 million at December 31, 2017 and 2016, respectively, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2017:

(In millions)	Balance at	Current Provision Related to Sales Made in Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at
	December 31, 2016				December 31, 2017
Incentives offered to customers	$1,229.0	4,194.2	(4,203.0)	11.5	$1,231.7
Chargebacks	$610.5	4,239.5	(4,277.5)	1.8	$574.3
Returns	$470.7	390.7	(390.0)	1.1	$472.5
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
Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit managers, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $33 million.
Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Although application of the policy varies from country to country in accordance with local practices, generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns occur as a result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to our customer. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-

by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional generic competition, changes in formularies or launch of OTC products, and we make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. A change of 5% in the estimated product return rate used in our calculation of our return reserve would have an effect on our reserve balance of approximately $24 million.
Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
We account for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses has been allocated to the underlying net assets of the acquired businesses based on estimates of their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of an acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
Goodwill and intangible assets, including IPR&D, are reviewed for impairment annually and/or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested, with any impairment charge being equal to the difference. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested. Future events and decisions may lead to asset impairment and/or related costs.
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has four reporting units, North America Generics, North America Specialty, Europe and Rest of World and completes its annual goodwill impairment test as of April 1st. As of April 1, 2017, the date of our most recent annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.89 billion, North America Specialty $350.0 million, Europe $4.30 billion and Rest of World $1.79 billion.

The Company performed a quantitative impairment analysis for all of its reporting units as of April 1, 2017. The impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis utilizing both income and market-based approaches, in our goodwill assessment process. We utilized an average of the two methods in estimating the fair value of the individual reporting units, except for the North America Specialty reporting unit where the fair value was estimated utilizing the income approach. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.
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
As of April 1, 2017, the Company determined that the fair value of the North America Generics, North America Specialty and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $800 million or 6%. The excess fair value over the carrying value declined from the prior year primarily as a result of an increase in the discount rate utilized in the income approach from 8.5% to 9.0% and an increase in the estimated tax rate from 22% to 24%. Additionally, the net assets acquired as part of the Meda acquisition, the majority of which were allocated to the Europe reporting unit, were included in the April 1, 2017 impairment test for the first time. As it relates to the income approach for the Europe reporting unit at April 1, 2017, the Company forecasted cash flows for the next five years. During the forecast period, the revenue compound annual growth rate was approximately 4%. A terminal value year was calculated with a 2% revenue growth rate applied. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.5 times EBITDA plus a control premium of 15%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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
We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. If these undiscounted cash flows are less than the carrying value of long-lived assets within the asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value. Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset grouping. Certain asset groupings within the Company’s Europe reporting unit remain at risk for potential impairment charges if the projected operating results are not achieved. Any future long-lived assets impairment charges would likely materially impact the Company’s reported financial condition and results of operations.
The Company performs its annual impairment review of IPR&D assets during the second, third and fourth quarters of each fiscal year. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested, with any impairment charge being equal to the difference. This review of IPR&D assets principally relates to assets acquired as part of the Topicals Business in June 2016, the Jai Pharma Limited acquisition in November 2015, the Agila acquisition in December 2013 and the respiratory delivery platform acquisition in December 2011. The Company calculates the fair value based upon detailed valuations employing the income approach utilizing Level 3 inputs, as defined in Note 7 Financial Instruments and Risk Management in Item 8 in this Annual Report on Form 10-K. The fair value of IPR&D is calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $74.6 million, $49.9 million, and $31.3 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2017 and 2016, the Company’s IPR&D assets totaled $813.2 million and $921.1 million, respectively.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Mylan in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Mylan’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution. Based on this evaluation, as of December 31, 2017, our reserve for unrecognized tax benefits totaled $185.7 million.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation, as of December 31, 2017, a valuation allowance of $662.8 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Code. Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the partial transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings of non-U.S. corporate subsidiaries of large U.S. shareholders as of December 31, 2017. The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial condition. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $42.4 million.
Legal Matters
Mylan is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price, such estimates are considered to be critical accounting estimates.
A variance of 5% between estimated and recorded litigation reserves (excluding indemnified claims) and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $9 million. Refer to Note 18 Litigation in Item 8 in this Annual Report on Form 10-K for further discussion of litigation matters.

Recent Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies in Item 8 in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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
The Company is also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings, principally our Euro denominated long-term debt, are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income/(loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur.
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
As of December 31, 2017, Mylan’s long-term fixed rate borrowings consist principally of $12.1 billion notional amount of Senior Notes and Euro Notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2017, the fair value of our outstanding fixed rate Senior Notes and Euro Notes was approximately $14.9 billion. A 100 basis point change in interest rates on Mylan’s variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $21.0 million per year.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 86 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mylan N.V.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mylan N.V. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2018
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mylan N.V.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mylan N.V. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2018

MYLAN N.V. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Assets
Current assets:
Cash and cash equivalents	$292.1	$998.8
Accounts receivable, net	3,612.4	3,310.9
Inventories	2,542.7	2,456.4
Prepaid expenses and other current assets	766.1	756.4
Total current assets	7,213.3	7,522.5
Property, plant and equipment, net	2,339.1	2,322.2
Intangible assets, net	15,245.8	14,447.8
Goodwill	10,205.7	9,231.9
Deferred income tax benefit	496.8	633.2
Other assets	305.6	568.6
Total assets	$35,806.3	$34,726.2
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,452.5	$1,348.1
Short-term borrowings	46.5	46.4
Income taxes payable	112.9	97.7
Current portion of long-term debt and other long-term obligations	1,808.9	290.0
Other current liabilities	2,964.5	3,258.5
Total current liabilities	6,385.3	5,040.7
Long-term debt	12,865.3	15,202.9
Deferred income tax liability	2,012.4	2,006.4
Other long-term obligations	1,235.7	1,358.6
Total liabilities	22,498.7	23,608.6
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per share as of December 31, 2017 and December 31, 2016
Shares authorized: 1,200,000,000
Shares issued: 537,902,426 and 536,639,291 as of December 31, 2017 and December 31, 2016	6.0	6.0
Additional paid-in capital	8,586.0	8,499.3
Retained earnings	5,644.5	4,942.1
Accumulated other comprehensive loss	(361.2)	(2,263.7)
	13,875.3	11,183.7
Noncontrolling interest	—	1.4
Less: Treasury stock — at cost
Ordinary shares: 13,695,251 and 1,311,193 as of December 31, 2017 and December 31, 2016	567.7	67.5
Total equity	13,307.6	11,117.6
Total liabilities and equity	$35,806.3	$34,726.2

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net sales	$11,760.0	$10,967.1	$9,362.6
Other revenues	147.7	109.8	66.7
Total revenues	11,907.7	11,076.9	9,429.3
Cost of sales	7,124.6	6,379.9	5,213.2
Gross profit	4,783.1	4,697.0	4,216.1
Operating expenses:
Research and development	783.3	826.8	671.9
Selling, general and administrative	2,575.8	2,496.1	2,180.7
Litigation settlements and other contingencies, net	(13.1)	672.5	(97.4)
Total operating expenses	3,346.0	3,995.4	2,755.2
Earnings from operations	1,437.1	701.6	1,460.9
Interest expense	534.6	454.8	339.4
Other (income) expense, net	(0.5)	125.1	206.1
Earnings before income taxes and noncontrolling interest	903.0	121.7	915.4
Income tax provision (benefit)	207.0	(358.3)	67.7
Net earnings	696.0	480.0	847.7
Net earnings (loss) attributable to the noncontrolling interest	—	—	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$696.0	$480.0	$847.6
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders
Basic	$1.30	$0.94	$1.80
Diluted	$1.30	$0.92	$1.70
Weighted average ordinary shares outstanding:
Basic	534.5	513.0	472.2
Diluted	536.7	520.5	497.4

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$696.0	$480.0	$847.7
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	2,103.9	(507.4)	(790.9)
Change in unrecognized gain and prior service cost related to defined benefit plans	3.8	21.4	3.1
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	52.7	(31.2)	16.7
Net unrecognized loss on derivatives in net investment hedging relationships	(238.4)	(1.8)	—
Net unrealized (loss) gain on marketable securities	(6.7)	24.6	(2.0)
Other comprehensive earnings (loss), before tax	1,915.3	(494.4)	(773.1)
Income tax provision	12.8	5.0	4.2
Other comprehensive earnings (loss), net of tax	1,902.5	(499.4)	(777.3)
Comprehensive earnings (loss)	2,598.5	(19.4)	70.4
Comprehensive earnings attributable to the noncontrolling interest	—	—	(0.1)
Comprehensive earnings (loss) attributable to Mylan N.V. ordinary shareholders	$2,598.5	$(19.4)	$70.3

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES Consolidated Statements of Equity (In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2014	546,658,507	$273.3	$4,212.8	$3,614.5	(171,435,200)	$(3,857.7)	$(987.0)	$20.1	$3,276.0
Net earnings	—	—	—	847.6	—	—	—	0.1	847.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	(777.3)	—	(777.3)
Ordinary share repurchase	—	—	—	—	1,311,193	(67.5)	—	—	(67.5)
Issuance of restricted stock and stock options exercised, net	6,086,450	1.3	96.7	—	618,338	14.5	—	—	112.5
Share-based compensation expense	—	—	92.8	—	—	—	—	—	92.8
Taxes related to the net share settlement of equity awards	—	—	(56.2)	—	—	—	—	—	(56.2)
Tax benefit of stock option plans	—	—	52.5	—	—	—	—	—	52.5
Exchange of Mylan Inc. common stock into Mylan N.V. ordinary shares	(378,388,431)	(185.0)	185.0	—	—	—	—	—	—
Issuance of ordinary shares to Mylan N.V.	378,388,431	—	—	—	—	—	—	—	—
Issuance of ordinary shares to purchase the EPD Business	110,000,000	1.3	6,304.5	—	—	—	—	—	6,305.8
Retirement of Mylan Inc. treasury stock, net	(170,816,862)	(85.4)	(3,757.7)	—	170,816,862	3,843.1	—	—	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(18.7)	(18.7)
Other	—	—	(1.8)	—	—	0.1	—	(0.1)	(1.8)
Balance at December 31, 2015	491,928,095	$5.5	$7,128.6	$4,462.1	1,311,193	$(67.5)	$(1,764.3)	$1.4	$9,765.8
Net earnings	—	$—	$—	$480.0	—	$—	$—	$—	$480.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(499.4)	—	(499.4)
Issuance of restricted stock and stock options exercised, net	1,283,580	—	13.6	—	—	—	—	—	13.6
Share-based compensation expense	—	—	88.9	—	—	—	—	—	88.9
Taxes related to the net share settlement of equity awards	—	—	(14.2)	—	—	—	—	—	(14.2)
Tax benefit of stock option plans	—	—	1.2	—	—	—	—	—	1.2
Shares issued for warrant settlement	16,979,984	0.2	(0.2)	—	—	—	—	—	—
Issuance of ordinary shares to purchase Meda	26,447,632	0.3	1,281.4	—	—	—	—	—	1,281.7
Balance at December 31, 2016	536,639,291	$6.0	$8,499.3	$4,942.1	1,311,193	$(67.5)	$(2,263.7)	$1.4	$11,117.6
Net earnings	—	$—	$—	$696.0	—	$—	$—	$—	$696.0
Other comprehensive earnings, net of tax	—	—	—	—	—	—	1,902.5	—	1,902.5
Ordinary share repurchase	—	—	—	—	12,384,058	(500.2)	—	—	(500.2)
Issuance of restricted stock and stock options exercised, net	1,263,135	—	17.8	—	—	—	—	—	17.8
Share-based compensation expense	—	—	74.7	—	—	—	—	—	74.7
Taxes related to the net share settlement of equity awards	—	—	(5.8)	—	—	—	—	—	(5.8)
Other (2)	—	—	—	6.4	—	—	—	(1.4)	5.0
Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$—	$13,307.6
____________

(1)	Common stock prior to February 27, 2015.

(2)
The change in Retained Earnings represents the cumulative change related to the adoption of Accounting Standards Update 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). Refer to Note 2 Summary of Significant Accounting Policies in this Annual Report on Form 10-K for additional information.

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$696.0	$480.0	$847.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,805.8	1,523.0	1,032.1
Deferred income tax benefit	(111.4)	(609.5)	(115.9)
Litigation settlements and other contingencies, net	(40.1)	597.7	15.1
Unrealized losses on acquisition-related foreign currency derivatives	—	128.6	—
Loss from equity method investments	58.0	112.8	105.1
Share-based compensation expense	74.7	88.9	92.8
Write off of financing fees	3.2	35.8	99.6
Other non-cash items	261.0	499.4	263.2
Changes in operating assets and liabilities:
Accounts receivable	(162.2)	(131.8)	65.8
Inventories	(129.5)	(279.3)	(320.4)
Trade accounts payable	14.4	87.7	131.8
Income taxes	15.2	37.5	(164.2)
Other operating assets and liabilities, net	(420.3)	(523.6)	(44.2)
Net cash provided by operating activities	2,064.8	2,047.2	2,008.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(167.0)	(6,481.9)	(693.1)
Capital expenditures	(275.9)	(390.4)	(362.9)
Payments for product rights and other, net	(620.3)	(360.2)	(506.5)
Cash paid for Meda's unconditional deferred payment	—	(308.0)	—
Settlement of acquisition-related foreign currency derivatives	—	(128.6)	—
Proceeds from sale of assets and subsidiaries	86.7	—	—
Change in restricted cash	71.0	57.1	21.8
Purchase of marketable securities	(96.5)	(30.2)	(62.1)
Proceeds from the sale of marketable securities	96.6	21.5	33.1
Net cash used in investing activities	(905.4)	(7,620.7)	(1,569.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	876.1	11,752.2	3,539.2
Payments of long-term debt	(2,232.7)	(6,296.3)	(4,484.1)
Payments of financing fees	(10.1)	(112.6)	(130.4)
Proceeds from convertible note hedge	—	—	1,970.8
Change in short-term borrowings, net	(2.9)	40.8	(329.2)
Purchase of ordinary shares	(500.2)	—	(67.5)
Proceeds from exercise of stock options	17.8	13.8	97.7
Taxes paid related to net share settlement of equity awards	(7.4)	(17.5)	(31.8)
Contingent consideration payments	(26.1)	(35.5)	—
Acquisition of noncontrolling interest	(7.5)	(1.1)	(11.7)
Other items, net	(0.1)	0.8	51.8
Net cash (used in) provided by financing activities	(1,893.1)	5,344.6	604.8
Effect on cash of changes in exchange rates	27.0	(8.3)	(33.1)
Net (decrease) increase in cash and cash equivalents	(706.7)	(237.2)	1,010.5
Cash and cash equivalents — beginning of period	998.8	1,236.0	225.5
Cash and cash equivalents — end of period	$292.1	$998.8	$1,236.0
Supplemental disclosures of cash flow information —
Non-cash transactions:

See Notes to Consolidated Financial Statements

Contingent consideration	$4.0	$16.0	$18.0
Ordinary shares issued for acquisition	$—	$1,281.7	$6,305.8
Cash paid during the period for:
Income taxes	$285.7	$285.6	$302.9
Interest	$474.0	$357.2	$254.7

See Notes to Consolidated Financial Statements

Mylan N.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations
Mylan N.V. and its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, branded generics, brand name and over-the-counter (“OTC”) pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through three reportable segments on a geographic basis, North America, Europe and Rest of World. Our North America segment is primarily made up of our operations in the United States (“U.S.”) and Canada, and also includes the operations of our specialty pharmaceuticals business. Our Europe segment is made up of operations in 35 countries within the region, including France, Italy, Germany, the U.K. and Spain. Our Rest of World segment is made up of our activities in over 120 countries, including our operations in Japan, Australia, China, Brazil, Russia, India, South Africa, and certain markets in the Middle-East and South East Asia. Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within our Rest of World segment.

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
Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other expense, net, in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Refer to Recent Accounting Pronouncements in this Note 2 for additional information.
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
Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 18 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). Capitalized software is included in property, plant and equipment and is amortized over estimated useful lives ranging from 3 to 7 years.
Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 3 to 20 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of acquisition and are not amortized. As products in development are approved for sale, amounts are allocated to product rights and licenses and amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Purchases of developed products and licenses that are accounted for as an asset acquisition are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value then there is no impairment recognized. If the carrying value recorded exceeds the fair value calculated, an impairment charge is recorded for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations.
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

Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested in an amount of the difference.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, also has a $400 million accounts receivable facility (“Receivables Facility”), which will expire in January 2019.
Revenue Recognition. Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, rebates, Medicaid and other government rebates, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). No significant revisions were made to the methodology used in determining these provisions during the years ended December 31, 2017 and 2016. The following briefly describes the nature of our significant provisions and how such provisions are estimated.

•
Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

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
The Company recognizes contract manufacturing and other service revenue when the service is performed or when the Company’s partners take ownership and title has passed, collectability is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. Refer to Recent Accounting Pronouncements in this Note 2 for additional information.
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
The Company was authorized to repurchase up to $1 billion of the Company’s ordinary shares under its repurchase program that was previously approved by the Company's Board of Directors and announced on November 16, 2015 (the “Share Repurchase Program”), but was not obligated to acquire any particular amount of ordinary shares. During 2017, the Company repurchased approximately 12.4 million ordinary shares at a cost of approximately $500.2 million. No ordinary shares were repurchased in 2016, and in 2015 the Company repurchased approximately 1.3 million ordinary shares at a cost of approximately $67.5 million. In January 2018, the Company repurchased an additional 9.8 million ordinary shares at a cost of approximately $432.0 million and on January 9, 2018, the Share Repurchase Program was completed.
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan Inc. entered into convertible note hedge and warrant transactions with certain counterparties. In connection with the consummation of the EPD Transaction (as defined below in Note 3 Acquisitions and Other Transactions), the terms of the convertible note hedge were adjusted so that the cash settlement value would be based on Mylan N.V. ordinary shares. The terms of the warrant transactions were also adjusted so that, from and after the consummation of the EPD Transaction, the Company could settle the obligations under the warrant transactions by delivering Mylan N.V. ordinary shares. Pursuant to the warrant transactions, and a subsequent amendment in 2011, there were approximately 43.2 million warrants outstanding, with approximately 41.0 million of those warrants having an exercise price of $30.00. The remaining warrants had an exercise price of $20.00. The warrants met the definition of derivatives under the guidance in ASC 815 Derivatives and Hedging; however, because these instruments had been determined to be indexed to the Company’s own ordinary shares and met the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity, the warrants were recorded in shareholders’ equity in the Consolidated Balance Sheets.
On April 15, 2016, in connection with the expiration and settlement of the warrants, the Company issued approximately 17.0 million Mylan N.V. ordinary shares. The impact of the issuance of these ordinary shares is included in the calculation of basic earnings per share from the date of issuance. The dilutive impact of the warrants, prior to settlement, is included in the calculation of diluted earnings per ordinary share based upon the average market value of the Company’s ordinary shares during the period as compared to the exercise price. For the years ended December 31, 2016, and 2015, warrants included in the calculation of diluted earnings per ordinary share were 4.9 million and 20.7 million, respectively.

Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015 (1)
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$696.0	$480.0	$847.6
Shares (denominator):
Weighted average ordinary shares outstanding	534.5	513.0	472.2
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$1.30	$0.94	$1.80

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$696.0	$480.0	$847.6
Shares (denominator):
Weighted average ordinary shares outstanding	534.5	513.0	472.2
Share-based awards and warrants	2.2	7.5	25.2
Total dilutive shares outstanding	536.7	520.5	497.4
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$1.30	$0.92	$1.70
____________

(1)	As Mylan N.V. is the successor to Mylan Inc., the information set forth above refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.
Additional stock awards and restricted ordinary shares were outstanding during the years ended December 31, 2017, 2016 and 2015 but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 4.0 million, 7.8 million and 5.9 million shares for the years ended December 31, 2017, 2016 and 2015, respectively.
Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the Consolidated Statements of Operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge cash or share payments required on conversion of issued convertible notes, 6) hedge a net investment in a foreign operation, or 7) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are included in earnings or deferred through other comprehensive earnings depending on the nature and effectiveness of the offset. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included in interest expense. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the Consolidated Statements of Operations within other expense, net. Refer to Recent Accounting Pronouncements in this Note 2 for additional information.
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
The Company uses derivative financial instruments for the purpose of hedging foreign currency and interest rate exposures, which exist as part of ongoing business operations, or to hedge cash, and have been used to hedge share payments required on conversion of issued convertible notes. In addition, the Company has designated certain long-term debt instruments as net investment hedges. The Company carries derivative instruments on the Consolidated Balance Sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatilities, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.
Recent Accounting Pronouncements. In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in any interim period. The Company has elected to early adopt this guidance as of January 1, 2018, and expects amounts related to certain hedging relationships will be classified in different line items in the Consolidated Statements of Operations in future periods. Otherwise, the Company believes that the adoption will not have a material impact on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance as of January 1, 2018 and will apply it on a prospective basis. The adoption is not expected to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. This guidance requires companies to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and gains or losses on plan assets) separately and exclude them from the subtotal of operating income. This guidance also allows only the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The update allows a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will adopt this guidance as of January 1, 2018 and the adoption is not expected to have a material impact on its consolidated financial statements. Presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement will be retrospectively applied in future period disclosures.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt this guidance as of January 1, 2017 and is applying it on a prospective basis. The adoption did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt this guidance as of January 1, 2017 and is applying it on a prospective basis. The adoption did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt this guidance at January 1, 2018 and the adoption is expected to change some of the presentation in our statement of cash flows, but not materially impact total cash flows from operating, investing or financing activities.
In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance was early adopted on January 1, 2017 using the modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230), which clarifies how certain cash receipts and cash payments should be presented in the Statement of Cash Flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a retrospective transition approach. The Company will adopt this guidance at January 1, 2018 and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based compensation payments. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also addresses the classification of excess tax benefits in the statement of cash flows. As required, the Company applied the provisions of ASU 2016-09 on a prospective basis as of January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 840), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. This guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). The amendments in this update also require an entity to present separately in other comprehensive earnings the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this guidance at January 1, 2018 and applicable balances recorded in other comprehensive income will be reclassified to opening retained earnings. The impact is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (updated with Accounting Standards Update 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company will adopt this standard as of January 1, 2018 and will elect to apply the modified retrospective transition approach. As a result, the Company expects to recognize revenue on certain arrangements upon the transfer of control of product shipments rather than upon sell-through by the customer, and will classify certain costs historically in cost of sales to contra revenue in future periods. The Company believes that adoption of this standard will not have a material impact of the Company’s consolidated financial position nor is it expected to have a material impact on future net earnings. Based upon historical activity, the Company also expects total revenue and total cost of sales to be approximately $100 million lower in 2018 as a result of adoption.

3.	Acquisitions and Other Transactions
Apicore Inc.
On October 3, 2017, the Company completed the acquisition of Apicore, Inc. (“Apicore”), a U.S. based developer and manufacturer of API for approximately $174.9 million, net of cash acquired, which includes estimated contingent consideration of approximately $4 million related to the potential $15 million payment contingent on the achievement of certain 2017 financial results of the acquired business. As of December 31, 2017, Apicore did not achieve the financial results that would have triggered the contingent consideration payment. As a result, the Company recognized a gain of $4 million during the year ended December 31, 2017 from the reversal of the estimated contingent consideration, which was recognized as a component of litigation settlements and other contingencies, net in the Company’s Consolidated Statements of Operations.
The preliminary allocation of the $174.9 million purchase price to the assets acquired and liabilities assumed for this business is as follows:

(In millions)
Current assets (net of cash acquired)	$6.5
Identified intangible assets	121.0
Goodwill	92.2
Other assets	1.9
Total assets acquired	221.6
Current liabilities	(4.1)
Deferred tax liabilities	(40.9)
Other non-current liabilities	(1.7)
Net assets acquired	$174.9
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

The acquisition of Apicore added a diversified portfolio of API products to the Company’s existing portfolio. The identified intangible assets of $121.0 million are comprised of product rights and licenses with a weighted average useful life of seven years and includes in-process research and development with a fair value of $9 million at date of the acquisition. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $92.2 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. The final allocation of goodwill to Mylan’s reportable segments has not been completed; however, the goodwill is expected to be allocated to the North America segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the twelve months ended December 31, 2017 and 2016.
Meda AB
On February 10, 2016, the Company issued an offer announcement under the Nasdaq Stockholm’s Takeover Rules and the Swedish Takeover Act (collectively, the “Swedish Takeover Rules”) setting forth a public offer to the shareholders of Meda to acquire all of the outstanding shares of Meda (the “Offer”), with an enterprise value, including the net debt of Meda, of approximately Swedish krona (“SEK” or “kr”) 83.6 billion (based on a SEK/USD exchange rate of 8.4158) or $9.9 billion at announcement. On August 2, 2016, the Company announced that the Offer was accepted by Meda shareholders holding an aggregate of approximately 343 million shares, representing approximately 94% of the total number of outstanding Meda shares, as of July 29, 2016, and the Company declared the Offer unconditional. On August 5, 2016, settlement occurred with respect to the Meda shares duly tendered by July 29, 2016 and, as a result, Meda became a controlled subsidiary of the Company. Pursuant to the terms of the Offer, each Meda shareholder that duly tendered Meda shares into the Offer received at settlement (1) in respect of 80% of the number of Meda shares tendered by such shareholder, 165kr in cash per Meda share, and (2) in respect of the remaining 20% of the number of Meda shares tendered by such shareholder, 0.386 of the Company’s ordinary shares per Meda share (subject to treatment of fractional shares as described in the offer document published on June 16, 2016). The non-tendered shares were required to be acquired for cash through a compulsory acquisition proceeding, in accordance with the Swedish Companies Act (Sw. aktiebolagslagen (2005:551)). The compulsory acquisition proceeding price accrued interest as required by the Swedish Companies Act. Meda’s shares were delisted from the Nasdaq Stockholm exchange on August 23, 2016.
On November 1, 2016, the Company made an offer to the remaining Meda shareholders to tender all their Meda shares for cash consideration of 161.31kr per Meda share (the “November Offer”) to provide such remaining shareholders with an opportunity to sell their shares in Meda to the Company in advance of the automatic acquisition of their shares for cash in connection with the compulsory acquisition proceeding. At the end of November 2016, Mylan completed the acquisition of approximately 19 million Meda shares duly tendered for aggregate cash consideration of approximately $330.3 million. In March 2017, the Company received full legal ownership to the remaining non-tendered Meda shares in exchange for a cash payment of approximately $71.6 million, equal to the uncontested portion of the compulsory acquisition price plus statutory interest, and the Company’s arrangement of a customary bank guarantee to secure the payment of any additional cash consideration that may be awarded to the former Meda shareholders in the compulsory acquisition proceeding. In October 2017, the arbitration tribunal awarded a price of 163.07kr per Meda share, plus statutory interest of 1.5% per annum, to the former Meda shareholders subject to the compulsory acquisition proceeding. On November 15, 2017 Mylan paid an additional approximately $0.9 million plus interest to such former Meda shareholders and, in accordance with Swedish law, the fees of the arbitrators and costs of other parties to the compulsory acquisition proceeding. As of December 31, 2017, the Company maintained the bank guarantee as required by Swedish law. The bank guarantee was released on February 27, 2018, definitively concluding the compulsory acquisition proceeding.
On August 5, 2016, the total purchase price was approximately $6.92 billion, net of cash acquired, which includes cash consideration paid of approximately $5.28 billion, the issuance of approximately 26.4 million Mylan N.V. ordinary shares at a fair value of approximately $1.28 billion based on the closing price of the Company’s ordinary shares on August 5, 2016, as reported by the NASDAQ Global Select Stock Market (“NASDAQ”), and an assumed liability of approximately $431.0 million related to the compulsory acquisition proceeding of the non-tendered Meda shares. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $182 million were incurred during the year ended December 31, 2016, which were recorded as components of R&D expense, selling, general and administrative expense (“SG&A”), interest expense and other expense, net in the Consolidated Statements of Operations. These costs included approximately $128.6 million of losses on non-designated foreign currency forward and option contracts entered into in order to economically hedge the SEK purchase price of the Offer (explained further in Note 7 Financial Instruments and Risk

Management) and approximately $45.2 million of financing fees related to the termination of a 2016 bridge credit agreement entered into in connection with the Meda acquisition.
During the year ended December 31, 2017, adjustments were made to the preliminary purchase price recorded at December 31, 2016, and are reflected as “Measurement Period Adjustments” in the table below. The allocation of the $6.92 billion purchase price to the assets acquired and liabilities assumed for Meda is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2016 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of December 31, 2017 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$482.5	$(9.2)	$473.3
Inventories	463.1	5.0	468.1
Property, plant and equipment	177.5	—	177.5
Identified intangible assets	8,060.7	—	8,060.7
Goodwill	3,676.9	7.7	3,684.6
Other assets	9.5	(0.7)	8.8
Total assets acquired	12,870.2	2.8	12,873.0
Current liabilities	(1,105.9)	(4.9)	(1,110.8)
Long-term debt, including current portion	(2,864.6)	—	(2,864.6)
Deferred tax liabilities	(1,613.9)	0.7	(1,613.2)
Pension and other postretirement benefits	(322.3)	—	(322.3)
Other noncurrent liabilities	(42.4)	1.4	(41.0)
Net assets acquired	$6,921.1	$—	$6,921.1
____________

(a)	As previously reported in the Company’s December 31, 2016 Annual Report on Form 10-K, as amended.

(b)
The measurement period adjustments recorded during the year ended December 31, 2017 are primarily related to certain income tax adjustments and working capital related estimates to reflect facts and circumstances that existed as of the acquisition date.

The acquisition of Meda created a more diversified and expansive portfolio of branded and generic medicines along with a strong and growing portfolio of OTC products. The combined company has a balanced global footprint with significant scale in key geographic markets, particularly the U.S. and Europe. The acquisition of Meda also expanded our presence in key emerging markets, including, China, Russia, Turkey, and Mexico, and in countries in South East Asia, and the Middle East, which complemented Mylan’s existing presence in India, Brazil and Africa (including South Africa). The Company recorded a step-up in the fair value of inventory of approximately $107 million at the acquisition date, which was fully amortized as of December 31, 2016.
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
Renaissance Topicals Business
On June 15, 2016, the Company completed the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC (“Renaissance”) for approximately $1.0 billion in cash at closing, including amounts deposited into escrow for potential contingent payments, subject to customary adjustments. The Topicals Business provided the Company with a complementary portfolio of commercial and pipeline products and an established U.S. sales and marketing infrastructure targeting dermatologists. The Topicals Business also provided an integrated manufacturing and development platform. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $972.7 million, which includes estimated contingent consideration of approximately $16 million related to the potential $50 million payment contingent on the achievement of certain 2016 financial targets. The contingent consideration was resolved in the fourth quarter of 2017 for a net payment of approximately $40 million and the Company recognized a charge of $23.5 million included as a component of litigation settlements and other contingencies, net in the Company’s Consolidated Statements of Operations.
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
The acquisition of the Topicals Business broadened the Company’s dermatological portfolio. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $275.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset and amounts will be allocated to product rights and licenses in intangible assets. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $38 million, which is expected to be incurred through 2019. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
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
Jai Pharma Limited
On November 20, 2015, the Company completed the acquisition of certain women’s healthcare businesses from Famy Care Limited (“Jai Pharma Limited”) through its wholly owned subsidiary Mylan Laboratories Limited for a cash payment of $750 million plus additional contingent payments of up to $50 million for the filing for approval with, and receipt of approval from, the U.S. Food and Drug Administration (“FDA”) of a product under development with Jai Pharma Limited.
In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price was $711.1 million, which excludes the $50 million paid into escrow at closing that was contingent upon at least one of two former principal shareholders of Jai Pharma Limited continuing to provide consulting services to the acquired business for the two-year post-closing period which was treated as compensation expense over the service period. This escrow amount was released to the former owners in November 2017. The U.S. GAAP purchase price also excludes $7 million of working capital and other adjustments and includes estimated contingent consideration at the date of acquisition of approximately $18 million related to the $50 million contingent payment.
The allocation of the $711.1 million purchase price to the assets acquired and liabilities assumed for Jai Pharma Limited is as follows:

(In millions)
Current assets (excluding inventories)	$28.6
Inventories	4.9
Property, plant and equipment	17.2
Identified intangible assets	437.0
In-process research and development	98.0
Goodwill	323.9
Other assets	0.7
Total assets acquired	910.3
Current liabilities	(14.5)
Deferred tax liabilities	(184.7)
Net assets acquired	$711.1
The acquisition of Jai Pharma Limited significantly broadened the Company’s women’s healthcare portfolio and strengthened its technical and manufacturing capabilities. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. Discount rates of 10% and 11% were utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset and amounts will be allocated to product rights and licenses in intangible assets. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these products are expected to be incurred through 2019. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
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
EPD Business
On July 13, 2014, Mylan N.V., Mylan Inc., and Moon of PA Inc. entered into a definitive agreement with Abbott Laboratories (“Abbott”) to acquire Abbott’s’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”) in an all-stock transaction (the “EPD Transaction”). On November 4, 2014, Mylan N.V., Mylan Inc., Moon of PA Inc. and Abbott entered into an amended and restated definitive agreement implementing the transaction. The EPD Transaction closed on February 27, 2015 (the “EPD Transaction Closing Date”), after receiving approval from Mylan Inc.’s shareholders on January 29, 2015. At closing, Abbott transferred the EPD Business to Mylan N.V., in exchange for 110 million ordinary shares of Mylan N.V. Immediately after the transfer of the EPD Business, Mylan Inc. merged with Moon of PA Inc., an indirect wholly owned subsidiary of Mylan N.V., with Mylan Inc. becoming an indirect wholly owned subsidiary of Mylan N.V. In addition, Mylan Inc.’s outstanding common stock was exchanged on a one to one basis for Mylan N.V. ordinary shares. Following the EPD Transaction, Mylan N.V.’s corporate seat is located in Amsterdam, the Netherlands, its principal executive offices are located in Hatfield, Hertfordshire, England and Mylan N.V. group’s global headquarters are located in Canonsburg, Pennsylvania.
The acquired EPD Business included more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and included several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, Mylan has significantly expanded and strengthened its product portfolio in Europe, Japan, Canada, Australia and New Zealand.
The purchase price for Mylan N.V. of the acquired EPD Business, which was on a debt-free basis, was $6.31 billion based on the closing price of Mylan Inc.’s stock as of the EPD Transaction Closing Date, as reported by NASDAQ. At the closing of the EPD Transaction, former shareholders of Mylan Inc. owned approximately 78% of Mylan N.V.’s ordinary shares and certain affiliates of Abbott (the “Abbott Shareholders”) owned approximately 22% of Mylan N.V.’s ordinary shares. On the EPD Transaction Closing Date, Mylan N.V., Abbott and the Abbott Shareholders entered into a shareholder agreement. Following an underwritten public offering of the Abbott Shareholders of a portion of the Mylan N.V. ordinary shares held by them, which offering closed on April 6, 2015, the Abbott Shareholders collectively owned approximately 13% of Mylan N.V.’s outstanding ordinary shares. In March 2017, the Abbott Shareholders sold 44 million of Mylan N.V.’s ordinary shares, taking their ownership interest to 4.8% and in January 2018, the Abbott Shareholders sold their remaining Mylan N.V. shares. The Company and Abbott engage in commercial transactions for the supply of products. In addition, Abbott provided certain transitional services to Mylan which ended in 2017.

In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for the EPD Transaction with Mylan Inc. being treated as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the EPD Transaction were recorded at their respective estimated fair values at the EPD Transaction Closing Date. The purchase price was finalized during the fourth quarter of 2015. The allocation of the $6.31 billion purchase price (as valued on the EPD Transaction Closing Date) to the assets acquired and liabilities assumed for the acquired EPD Business is as follows:

(In millions)
Accounts receivable	$443.8
Inventories	198.5
Other current assets	43.0
Property, plant and equipment	140.8
Identified intangible assets	4,843.0
Goodwill	1,341.0
Other assets	41.0
Total assets acquired	7,051.1
Current liabilities	(268.9)
Deferred tax liabilities	(421.9)
Other non-current liabilities	(54.5)
Net assets acquired	$6,305.8
The identified intangible assets of $4.84 billion are comprised of $4.52 billion of product rights and licenses that have weighted average useful lives of 13 years and $320 million of contractual rights that have weighted average useful lives ranging from two to five years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.34 billion arising from the acquisition primarily relates to the expected synergies of the combined company and the value of the employee workforce. A majority of the goodwill was assigned to the North America segment. Goodwill of approximately $486 million is currently expected to be deductible for income tax purposes. Acquisition related costs of approximately $86.1 million were incurred during the year ended December 31, 2015, which were recorded as a component of SG&A in the Consolidated Statements of Operations.
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

	Year Ended December 31,
(Unaudited, in millions, except per share amounts)	2016	2015
Total revenues	$12,376.0	$11,930.0
Net earnings	$560.6	$604.1
Earnings per ordinary share:
Basic	$1.06	$1.17
Diluted	$1.05	$1.11
Weighted average ordinary shares outstanding:
Basic	528.7	516.9
Diluted	536.2	542.1
Other Transactions
As part of the Meda acquisition, the Company acquired the in-licensed rights to Betadine in certain European markets. These rights were set to expire on December 31, 2017. Under the licensing agreement, Meda had a binding option to acquire a perpetual license for the rights to Betadine under certain conditions. In October 2017, the Company finalized an agreement to acquire the perpetual license. An estimated liability of approximately $300 million for the purchase of these rights was accrued for on the Meda acquisition opening balance sheet. On January 2, 2018, the Company paid the amounts due to acquire the perpetual license.
On December 25, 2017, the Company entered into an agreement to reacquire certain intellectual property rights and marketing authorizations related to a product commercialized in Japan for $90.0 million payable in the second quarter of 2018. The Company has recognized a liability in its Condensed Consolidated Balance Sheet as of December 31, 2017 for the reacquisition of these rights. The Company accounted for this transaction as an asset acquisition and the asset will be amortized over a useful life of five years.
On November 30, 2017, the Company entered into an exclusive license and supply agreement with Natco Pharma Limited (“Natco”) for API related to the Company’s Glatiramer Acetate Injection 40 mg/mL product for $22.5 million paid at closing and $29.5 million due through 2019. The license grants the Company the exclusive right to license, market and sell the product in North America and certain other territories. The Company may also be required to make additional payments contingent upon the achievement of certain financial results of the product. The intangible asset recognized totaled $52 million and is being amortized over a useful life of 15 months.
On September 29, 2017, the Company completed the acquisition of intellectual property rights and marketing authorizations related to a product in certain markets for $40 million. The Company accounted for this transaction as an asset acquisition and the asset is being amortized over a useful life of five years.
On June 19, 2017, the Company completed the acquisition of a portfolio of four generic pharmaceutical products in the U.S. The acquisition price was $256.7 million and the Company accounted for this transaction as an asset acquisition. The intangible asset recognized totaled $252.5 million with the remaining assets primarily consisting of receivables. The intangible asset is being amortized over a useful life of seven years.
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
On February 14, 2017, the Company entered into a joint development and marketing agreement for a respiratory product that resulted in approximately $50 million in R&D expense in the first quarter of 2017.
During the year ended December 31, 2016, the Company entered into an agreement to acquire a marketed pharmaceutical product for an upfront payment of approximately $57.9 million in cash. The Company accounted for this transaction as an asset acquisition and is amortizing the product over a weighted useful life of five years.
In December 2015, the Company entered into an agreement to acquire certain European intellectual property rights and marketing authorizations. The purchase price was $202.5 million including approximately $2.5 million of transaction costs. The Company accounted for this transaction as an asset acquisition. The Company paid $10 million in cash at the closing of the transaction. The Company paid approximately $165 million during 2016 and the remaining $25 million was paid in 2017. The asset is being amortized over a useful life of five years.

4.	Balance Sheet Components
Selected balance sheet components consist of the following:
Accounts receivable, net

(In millions)	December 31, 2017	December 31, 2016
Trade receivables, net	$3,173.1	$3,015.4
Other receivables	439.3	295.5
Accounts receivable, net	$3,612.4	$3,310.9
Trade receivables, net includes certain sales allowances totaling $1.98 billion and $2.05 billion at December 31, 2017 and 2016, respectively. See Note 2 Summary of Significant Accounting Policies for further discussion of such allowances. Total allowances for doubtful accounts were $75.3 million and $59.0 million at December 31, 2017 and 2016, respectively. Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 35% and 45% of the accounts receivable balances represent amounts due from three customers at December 31, 2017 and 2016, respectively.
Inventories

(In millions)	December 31, 2017	December 31, 2016
Raw materials	$895.5	$783.4
Work in process	384.7	436.0
Finished goods	1,262.5	1,237.0
Inventories	$2,542.7	$2,456.4
Inventory reserves totaled $171.0 million and $174.6 million at December 31, 2017 and 2016, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $229.3 million, $195.7 million and $221.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2017	December 31, 2016
Prepaid expenses	$119.8	$169.1
Restricted cash	77.8	148.1
Available-for-sale securities	76.7	83.7
Fair value of financial instruments	88.9	62.2
Trading securities	33.9	29.6
Other current assets	369.0	263.7
Prepaid expenses and other current assets	$766.1	$756.4
Prepaid expenses consists primarily of prepaid rent, insurance and other individually insignificant items. At December 31, 2017, restricted cash principally relates to amounts deposited in escrow for potential contingent consideration payments related to the Company’s acquisition of Agila Specialties (“Agila”).
Property, plant and equipment, net

(In millions)	December 31, 2017	December 31, 2016
Machinery and equipment	$2,414.5	$2,227.9
Buildings and improvements	1,191.7	1,106.5
Construction in progress	252.9	328.8
Land and improvements	143.1	144.7
Gross property, plant and equipment	4,002.2	3,807.9
Accumulated depreciation	1,663.1	1,485.7
Property, plant and equipment, net	$2,339.1	$2,322.2
Capitalized software costs included on our Consolidated Balance Sheets were $143.0 million and $145.4 million, net of accumulated depreciation, at December 31, 2017 and 2016, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $287.6 million, $259.4 million and $186.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other assets

(In millions)	December 31, 2017	December 31, 2016
Equity method investments, clean energy investments	$226.0	$320.6
Equity method investments, Sagent Agila	—	75.8
Other long-term assets	79.6	172.2
Other assets	$305.6	$568.6
Trade accounts payable

(In millions)	December 31, 2017	December 31, 2016
Accounts payable	$976.0	$939.5
Other payables	476.5	408.6
Trade accounts payable	$1,452.5	$1,348.1

Other current liabilities

(In millions)	December 31, 2017	December 31, 2016
Accrued sales allowances	$818.0	$809.0
Payroll and employee benefit plan accruals	404.6	409.8
Legal and professional accruals, including litigation accruals	241.1	720.4
Contingent consideration	167.8	256.9
Restructuring	91.5	138.6
Compulsory acquisition proceeding	—	70.2
Equity method investments, clean energy investments	56.7	64.7
Accrued interest	42.3	41.0
Fair value of financial instruments	31.1	15.3
Other	1,111.4	732.6
Other current liabilities	$2,964.5	$3,258.5
Included in legal and professional accruals at December 31, 2016 was $465 million for a settlement with the U.S. Department of Justice and other government agencies related to the classification of the EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector (collectively, “EpiPen® Auto-Injector”) for purposes of the Medicaid Drug Rebate Program (the “Medicaid Drug Rebate Program Settlement”). The Medicaid Drug Rebate Program Settlement was paid during 2017, as discussed further in Note 18 Litigation.
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer Inc. (“Pfizer”) company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the FDA (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated in the U.S. and also extended to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of December 31, 2017, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
Other long-term obligations

(In millions)	December 31, 2017	December 31, 2016
Employee benefit liabilities	$408.2	$396.7
Equity method investments, clean energy investments	171.8	302.3
Contingent consideration	285.9	307.7
Tax contingencies	237.7	239.3
Other	132.1	112.6
Other long-term obligations	$1,235.7	$1,358.6

5.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”), whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company does not consolidate these entities as we have determined that we are not the primary beneficiary of these entities and do not have the power to individually direct the activities of these entities. Accordingly, these investments are accounted for under the equity method of accounting. For each of the clean energy investments, the Company has entered into notes payable with the respective project operator, which in part will be paid to the operator as certain production levels are met. As a result of a decline in current and expected future production levels at certain of the facilities, during 2017, the Company impaired its investment balance and other assets by approximately $47 million and reduced the related long-term obligations for these investments by approximately $89 million resulting in a net gain of $42 million which was recognized as a component of the net loss of the equity method investments in the Consolidated Statement of Operations.
The carrying values and respective balance sheet locations of the Company’s clean energy investments were as follows at December 31, 2017 and 2016, respectively:

(In millions)	December 31, 2017	December 31, 2016
Other assets	$226.0	$320.6
Total liabilities	228.5	367.0
Included in other current liabilities	56.7	64.7
Included in other long-term obligations	171.8	302.3
Summarized financial information, in the aggregate, of the Company’s equity method investments on a 100% basis as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are as follows:

(In millions)	December 31, 2017	December 31, 2016
Current assets	$56.4	$75.6
Noncurrent assets	18.2	12.3
Total assets	74.6	87.9
Current liabilities	56.1	50.7
Noncurrent liabilities	3.6	2.6
Total liabilities	59.7	53.3
Net assets	$14.9	$34.6

	Year Ended December 31,
(In millions)	2017	2016	2015
Total revenues	$473.0	$589.4	$774.6
Gross (loss) profit	(12.8)	(13.2)	(11.3)
Operating and non-operating expense	22.3	22.2	25.6
Net loss	$(35.1)	$(35.4)	$(36.9)
The Company’s net losses from equity method investments includes amortization expense related to the excess of the cost basis of the Company’s investment to the underlying assets of each individual investee. For the years ended December 31, 2017, 2016 and 2015, the Company’s share of the net loss of the equity method investments was $58.0 million including the net gain, $112.8 million, and $105.1 million, respectively, which was recognized as a component of other expense, net in the Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.
The Company held a 50% interest in Sagent Agila LLC (“Sagent Agila”), which was a joint venture established to develop, manufacture and distribute certain generic injectable products in the U.S. In April 2017, the Company and Sagent Pharmaceuticals Inc. (“Sagent”) finalized an agreement to dissolve the joint venture. Under the terms of the agreement, Mylan received Sagent’s interest in the joint venture in exchange for an approved product right. The assets in the joint venture consisted entirely of product rights for commercialized generic injectables. As a result of this transaction, during the year ended December 31, 2017, the Company recognized a loss of $5.7 million as a component of net losses from equity method investments. Additionally, during the year ended December 31, 2017, the Company received a dividend payment of $8.4 million from Sagent Agila, which reduced the carrying value of the equity investment. During 2017, the Company reclassified its investment in Sagent Agila to product rights and licenses and is amortizing the amount over the remaining estimated useful lives of the products.

6.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2015:
Goodwill	$3,178.7	$1,000.5	$1,585.9	$5,765.1
Accumulated impairment losses	(385.0)	—	—	(385.0)
	2,793.7	1,000.5	1,585.9	5,380.1
Acquisitions and measurement period adjustments (1)	818.6	2,993.0	190.6	4,002.2
Foreign currency translation	(6.9)	(134.4)	(9.1)	(150.4)
	3,605.4	3,859.1	1,767.4	9,231.9
Balance at December 31, 2016:
Goodwill	3,990.4	3,859.1	1,767.4	9,616.9
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,605.4	3,859.1	1,767.4	9,231.9
Acquisitions	92.2	—	—	92.2
Reclassifications (2)	(200.1)	382.2	(182.1)	—
Measurement period adjustments	—	7.7	—	7.7
Divestiture	—	(1.3)	—	(1.3)
Foreign currency translation	52.1	719.4	103.7	875.2
	3,549.6	4,967.1	1,689.0	10,205.7
Balance at December 31, 2017:
Goodwill	3,934.6	4,967.1	1,689.0	10,590.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,549.6	$4,967.1	$1,689.0	$10,205.7
____________

(1)
In 2016, includes measurement period adjustments related to the acquisition of Jai Pharma Limited and the recognition of goodwill related to the acquisitions of Meda and the Topicals Business totaling approximately $6.7 million, $3.68 billion and $318.6 million, respectively.

(2)	The reclassifications relate to the allocation of goodwill for the Meda acquisition.

Intangible assets consist of the following components at December 31, 2017 and 2016:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2017
Amortized intangible assets:
Product rights and licenses	15	$19,762.9	$5,373.7	$14,389.2
Patents and technologies	20	116.6	113.1	3.5
Other (1)	6	459.2	419.3	39.9
		20,338.7	5,906.1	14,432.6
In-process research and development		813.2	—	813.2
		$21,151.9	$5,906.1	$15,245.8
December 31, 2016
Amortized intangible assets:
Product rights and licenses	15	$16,968.4	$3,585.7	$13,382.7
Patents and technologies	20	116.6	108.5	8.1
Other (1)	6	465.9	330.0	135.9
		17,550.9	4,024.2	13,526.7
In-process research and development		921.1	—	921.1
		$18,472.0	$4,024.2	$14,447.8
____________

(1)	Other intangibles consist principally of customer lists, contractual rights and other contracts.
Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic franchise, is as follows:

(In millions)	December 31, 2017	December 31, 2016
Central Nervous System and Anesthesia	$2,453.7	$2,172.0
Dermatology	2,393.0	2,070.2
Gastroenterology	2,050.0	1,906.2
Diabetes and Metabolism	1,425.6	1,395.7
Cardiovascular	1,779.5	1,718.0
Respiratory and Allergy	1,769.5	1,691.0
Infectious Disease	494.8	490.6
Oncology	380.1	413.4
Women's Healthcare	371.4	371.4
Immunology	301.5	284.9
Other (1)	970.1	869.3
	$14,389.2	$13,382.7
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Amortization expense and intangible asset impairment charges, which are included as a component of amortization expense, which is classified primarily within cost of sales in the Consolidated Statements of Operations, for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year ended December 31,
(In millions)	2017	2016	2015
Intangible asset amortization expense	$1,437.4	$1,195.3	$814.7
Intangible asset impairment charges	80.8	68.3	31.3
Total intangible asset amortization expense (including impairment charges)	$1,518.2	$1,263.6	$846.0
Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. In addition, the Company monitors long-lived intangible assets for potential triggering events or changes in circumstances that would indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2017, the Company recorded impairment charges on certain product rights and licenses and IPR&D assets of approximately $6.2 million and $74.6 million, respectively. During the year ended December 31, 2016, the Company recorded impairment charges on certain product rights and licenses and IPR&D assets of approximately $18.4 million and $49.9 million, respectively. During the year ended December 31, 2015, the Company recorded no impairment charges on product rights and licenses and approximately $31.3 million impairment charges on IPR&D assets. The impairment charges recognized in 2017, 2016 and 2015 were recorded as components of amortization expense. The assessment for impairment of long-lived intangible assets is based upon our ability to recover the carrying value of the long-lived assets by analyzing the expected future undiscounted pre-tax cash flows specific to an asset grouping.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. In conjunction with the Company’s Generic Drug User Fee Agreement goal date, on March 28, 2017, the Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application (“ANDA”) for the respiratory delivery platform. As of December 31, 2017, the Company has an IPR&D asset of $347.2 million. The Company performed an analysis and valuation of the IPR&D asset using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the IPR&D asset was not impaired at December 31, 2017. Additionally, a fair value adjustment was required for the related contingent consideration liability resulting in a gain of approximately $93.5 million for the year ended December 31, 2017 based upon changes to assumptions relating to the timing of the product launch along with other competitive and market factors. The fair value of the contingent consideration liability was $360.7 million and was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 7 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
The Company performed its annual impairment review of certain IPR&D assets during the second, third, and fourth quarters of December 31, 2017. This review of IPR&D assets principally related to assets acquired as part of the Topicals Business acquisition in 2016, the Jai Pharma Limited acquisition in 2015, the Agila acquisition in December 2013, the respiratory delivery platform acquisition in December 2011 and the Bioniche Pharma Holdings Limited acquisition in September 2010. The impairment charges recorded resulted from the Company’s estimate of the fair value of the assets, which was based upon updated forecasts and commercial development plans, compared with the assigned fair values at the acquisition date. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 7 Financial Instruments and Risk Management. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 8.4% and 10.5%, 8.5% and 11.9%, and 9.8% and 11.8% were utilized in the valuations performed during the years ended December 31, 2017, 2016 and 2015 respectively. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, or the competitive environment related to IPR&D assets could lead to future material impairment charges.

The Company has also performed its annual goodwill impairment test as of April 1, 2017 on a quantitative basis for its four reporting units, North America Generics, North America Specialty, Europe and Rest of World. As of the date of our annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.89 billion, North America Specialty $350.0 million, Europe $4.30 billion and Rest of World $1.79 billion. The fair value of the North America Generics, North America Specialty and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $800 million or 6%. The excess fair value over the carrying value declined from the prior year primarily as a result of an increase in the discount rate utilized in the income approach from 8.5% to 9.0% and an increase in the estimated tax rate from 22% to 24%. Additionally, the net assets acquired as part of the Meda acquisition, the majority of which were allocated to the Europe reporting unit, were included in the April 1, 2017 impairment test for the first time. As it relates to the income approach for the Europe reporting unit at April 1, 2017, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 4%. A terminal value year was calculated with a 2% revenue growth rate applied. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.5 times EBITDA plus a control premium of 15%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Specialty reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Intangible asset amortization expense for the years ended December 31, 2018 through 2022 is estimated to be as follows:

(In millions)
2018	$1,450
2019	1,358
2020	1,211
2021	1,131
2022	1,060

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
During the year ended December 31, 2017, the Company designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. The notional amount of the net investment hedges was €1.9 billion and consisted of €1.0 billion aggregate principal amount of the 2.250% Euro Senior Notes due 2024 (the “2024 Euro Notes”), €750 million aggregate principal amount of 3.125% Euro Senior Notes due 2028 (the “2028 Euro Notes”) and €104 million of the €750 million aggregate principal amount of the 1.250% Euro Senior Notes due 2020 (the “2020 Euro Notes”).
Borrowings designated as net investment hedges are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. The Company recorded no ineffectiveness from its net investment hedges for the year ended December 31, 2017. In addition, the Company manages the related foreign exchange risk of the €500 million aggregate principal amount of Floating Rate Senior Notes due 2018 (the “2018 Floating Rate Euro Notes”), €500 million aggregate principal amount of the Floating Rate Senior Notes due 2020 (the “2020 Floating Rate Euro Notes”) and the remaining portion of the 2020 Euro Notes through certain Euro denominated financial assets and forward contracts.
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
In anticipation of issuing fixed-rate debt, the Company may use treasury rate locks or forward starting interest rate swaps that are designated as cash flow hedges. In September 2015, the Company entered into a series of forward starting swaps to hedge against changes in interest rates related to future debt issuances. These swaps were designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $500 million of notional value swaps with an effective date of June 2016 and an additional $500 million of notional value swaps with an effective date of November 2016. Both sets of swaps had a maturity of ten years. As discussed further in Note 8 Debt, during the second quarter of 2016, the Company issued $2.25 billion in an aggregate principal amount of 3.950% Senior Notes due 2026 (the “2026 Senior Notes”) and the Company terminated these swaps. As a result of this termination, the Company recorded losses of $64.9 million in AOCE, which are being amortized over the life of the 2026 Senior Notes. In addition, during the year ended December 31, 2016, approximately $2.1 million of hedge ineffectiveness related to these forward starting swaps was recorded in interest expense on the Consolidated Statements of Operations.
In August 2014, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps were designed as cash flow hedges of expected future issuances of long-term bonds. The Company executed $575 million of notional value swaps with an effective date of September 2015. These swaps had a maturity of ten years. In September 2015, the Company terminated these swaps, and as a result of this termination, the Company has recognized losses, net of tax, of approximately $22.4 million, which were recorded in AOCE. During the fourth quarter of 2015, the Company issued $500 million aggregate principal amount of 3.000% Senior Notes due December 2018 and $500 million aggregate principal amount of 3.750% Senior Notes due December 2020. The Company recognized approximately $11.8 million of the loss, net of tax, previously recorded to AOCE in other expense, net during the year ended December 31, 2015. The remaining loss, net of tax, of approximately $10.6 million will be amortized over the remaining lives of the 3.000% Senior Notes due December 2018 and 3.750% Senior Notes due December 2020.
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
Fair Value Hedging Relationships
The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. In December 2013, the Company entered into interest rate swaps with a notional value of $750 million that were designated as hedges of the Company’s 3.125% Senior Notes due 2023. The variable rate was 1.78% at December 31, 2017. The total notional amount of the Company’s interest rate swaps on fixed-rate debt was $750 million as of December 31, 2017 and 2016.
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
The Effect of Derivative Instruments on the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$16.2	Prepaid expenses and other current assets	$26.2
Foreign currency forward contracts	Prepaid expenses and other current assets	63.4	Prepaid expenses and other current assets	21.9
Total		$79.6		$48.1
The Effect of Derivative Instruments on the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$9.3	Prepaid expenses and other current assets	$14.0
Total		$9.3		$14.0

	Liability Derivatives
	December 31, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$31.1	Other current liabilities	$15.3
Total		$31.1		$15.3

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2017	2016	2015
Interest rate swaps	Interest expense	$(10.0)	$(10.0)	$5.9
Total		$(10.0)	$(10.0)	$5.9

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In millions)		2017	2016	2015
2023 Senior Notes (3.125% coupon)	Interest expense	$10.0	$10.0	$(5.9)
Total		$10.0	$10.0	$(5.9)
The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2017	2016	2015
Foreign currency borrowings and forward contracts	$(238.4)	$(1.4)	$—
Total	$(238.4)	$(1.4)	$—
The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2017	2016	2015
Foreign currency forward contracts	$28.1	$(27.5)	$(44.5)
Interest rate swaps	—	(38.7)	13.5
Total	$28.1	$(66.2)	$(31.0)
The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In millions)		2017	2016	2015
Foreign currency forward contracts	Net sales	$1.1	$(44.3)	$(40.3)
Interest rate swaps	Interest expense	(7.3)	(8.7)	(0.8)
Total		$(6.2)	$(53.0)	$(41.1)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In millions)		2017	2016	2015
Foreign currency forward contracts	Other expense, net	$(3.3)	$33.5	$45.1
Total		$(3.3)	$33.5	$45.1
At December 31, 2017, the Company expects that approximately $7.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2017	2016	2015
Foreign currency option and forward contracts	Other expense, net	$47.7	$(104.5)	$41.7
Interest rate swaps	Other expense, net	—	—	(71.2)
Cash conversion feature of Cash Convertible Notes	Other expense, net	—	—	1,853.5
Purchased cash convertible note hedge	Other expense, net	—	—	(1,853.5)
Total		$47.7	$(104.5)	$(29.5)
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$8.4	$—	$—	$8.4
Total cash equivalents	8.4	—	—	8.4
Trading securities:
Equity securities — exchange traded funds	33.9	—	—	33.9
Total trading securities	33.9	—	—	33.9
Available-for-sale fixed income investments:
Corporate bonds	—	16.5	—	16.5
U.S. Treasuries	—	7.4	—	7.4
Agency mortgage-backed securities	—	4.1	—	4.1
Asset backed securities	—	2.1	—	2.1
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	31.5	—	31.5
Available-for-sale equity securities:
Marketable securities	45.2	—	—	45.2
Total available-for-sale equity securities	45.2	—	—	45.2
Foreign exchange derivative assets	—	72.7	—	72.7
Interest rate swap derivative assets	—	16.2	—	16.2
Total assets at recurring fair value measurement	$87.5	$120.4	$—	$207.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$31.1	$—	$31.1
Contingent consideration	—	—	453.7	453.7
Total liabilities at recurring fair value measurement	$—	$31.1	$453.7	$484.8

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$433.7	$—	$—	$433.7
Total cash equivalents	433.7	—	—	433.7
Trading securities:
Equity securities — exchange traded funds	29.6	—	—	29.6
Total trading securities	29.6	—	—	29.6
Available-for-sale fixed income investments:
Corporate bonds	—	17.5	—	17.5
U.S. Treasuries	—	6.0	—	6.0
Agency mortgage-backed securities	—	4.0	—	4.0
Asset backed securities	—	1.6	—	1.6
Other	—	2.3	—	2.3
Total available-for-sale fixed income investments	—	31.4	—	31.4
Available-for-sale equity securities:
Marketable securities	52.3	—	—	52.3
Total available-for-sale equity securities	52.3	—	—	52.3
Foreign exchange derivative assets	—	35.9	—	35.9
Interest rate swap derivative assets	—	26.2	—	26.2
Total assets at recurring fair value measurement	$515.6	$93.5	$—	$609.1
Financial Liabilities
Foreign exchange derivative liabilities	$—	$15.3	$—	$15.3
Contingent consideration	—	—	564.6	564.6
Total liabilities at recurring fair value measurement	$—	$15.3	$564.6	$579.9
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

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

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the acquisitions of the respiratory delivery platform, Agila, Jai Pharma Limited, the Topicals Business, Apicore and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions and significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations are derived from a probability assessment based on expectations of when certain milestones or profit sharing payments occur which are discounted using a market rate of return. At December 31, 2017 and 2016, discount rates ranging from 0.5% to 10.0% were utilized in such valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
On November 1, 2016, the Company and Strides Arcolab Limited (“Strides Arcolab”) agreed on a settlement of substantially all outstanding regulatory, warranty and indemnity claims (the “Strides Settlement”) related to the acquisition of Agila. As a result of the settlement, the Company received approximately $80 million of cash in the fourth quarter of 2016, which was previously classified as restricted cash. Approximately $110 million will be paid to either settle these pre-acquisition claims or be remitted to Strides. As such, in addition to the $20 million of contingent consideration recorded upon acquisition, the Company recorded expense of approximately $90 million, of which $74.8 million represented additional contingent consideration, which is included in litigation settlements and other contingencies, net in the Consolidated Statements of Operations for the year ended December 31, 2016.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2015 to December 31, 2017 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2015	$35.0	$491.4	$526.4
Acquisitions	21.6	1.2	22.8
Payments	(44.4)	(0.5)	(44.9)
Reclassifications	169.8	(169.8)	—
Accretion	0.1	41.7	41.8
Fair value loss (gain) (3)	74.8	(55.9)	18.9
Foreign currency translation	—	(0.4)	(0.4)
Balance at December 31, 2016	$256.9	$307.7	$564.6
Acquisitions	—	—	—
Payments	(77.3)	(0.2)	(77.5)
Reclassifications	27.0	(27.0)	—
Accretion	—	25.9	25.9
Fair value loss (gain) (3)	(38.8)	(20.5)	(59.3)
Balance at December 31, 2017	$167.8	$285.9	$453.7
____________

(1)	Included in other current liabilities on the Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Consolidated Statements of Operations.
2016 Changes to Contingent Consideration: During 2016, the Company recorded a fair value loss resulting in an additional $74.8 million of contingent consideration related to the Strides Settlement, of which approximately $28.3 million was paid in the fourth quarter of 2016. In addition, the Company recorded a fair value loss of $12.6 million related to the Jai Pharma Limited acquisition. Offsetting these items was a fair value gain of approximately $68.5 million related to the respiratory delivery platform contingent consideration. As part of the acquisition of the Topicals Business, the Company recorded contingent consideration of $16 million at the acquisition date. Additionally, the Company reclassified $169.8 million of contingent consideration from other long-term obligations to other current liabilities representing milestone and profit sharing payments related to the respiratory delivery platform, milestone payments related to Jai Pharma Limited and payments related to the Strides Settlement.

2017 Changes to Contingent Consideration: During the year ended December 31, 2017, the Company recorded a fair value gain of $93.5 million related to the respiratory delivery platform contingent consideration offset by fair value losses of $9.9 million related to Jai Pharma Limited contingent consideration and $23.5 million related to the Topicals Business contingent consideration. In addition, the Company made payments of approximately $13.7 million related to the Agila contingent consideration, a net payment of $40 million to resolve the Topicals Business contingent consideration and a payment of approximately $20.0 million related to the Jai Pharma Limited contingent consideration.
The Company expects to incur approximately $20 million to $25 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2018.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities, included in prepaid expenses and other current assets, were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Debt securities	$31.5	$—	$—	$31.5
Equity securities	29.5	16.9	(1.2)	45.2
	$61.0	$16.9	$(1.2)	$76.7
December 31, 2016
Debt securities	$31.4	$—	$—	$31.4
Equity securities	28.0	24.6	(0.3)	52.3
	$59.4	$24.6	$(0.3)	$83.7
Maturities of available-for-sale debt securities at fair value as of December 31, 2017, were as follows:

(In millions)
Mature within one year	$3.0
Mature in one to five years	15.5
Mature in five years and later	13.0
$31.5

8.	Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	December 31, 2017	December 31, 2016
Current portion of long-term debt:
Meda Bank Loans		$—	$219.6
2018 Senior Notes *	2.600%	649.9	—
2018 Floating Rate Euro Notes (b) **		600.2	—
2018 Senior Notes **	3.000%	499.8	—
Other		2.4	3.7
Deferred financing fees		(3.1)	—
Current portion of long-term debt		$1,749.2	$223.3

Non-current portion of long-term debt:
2016 Term Facility (a) **	2.944%	$100.0	$1,600.0
Meda Medium Term Notes due 2019		—	146.4
2018 Floating Rate Euro Notes (b) **		—	526.0
2018 Senior Notes *	2.600%	—	649.6
2018 Senior Notes **	3.000%	—	499.6
2019 Senior Notes **	2.500%	999.5	999.1
2019 Senior Notes *	2.550%	499.7	499.5
2020 Floating Rate Euro Notes (c) **		600.2	—
2020 Euro Senior Notes **	1.250%	897.6	785.7
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.2	2,247.7
2023 Senior Notes *	3.125%	765.4	775.3
2023 Senior Notes *	4.200%	498.8	498.6
2024 Euro Senior Notes **	2.250%	1,197.7	1,049.2
2026 Senior Notes **	3.950%	2,235.0	2,233.5
2028 Euro Senior Notes **	3.125%	892.0	781.1
2043 Senior Notes *	5.400%	497.1	497.0
2046 Senior Notes **	5.250%	999.8	999.8
Other		6.3	7.1
Deferred financing fees		(71.9)	(92.2)
Long-term debt		$12,865.3	$15,202.9
____________

(a)
The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings as described below. At December 31, 2017, the weighted average interest rate of the 2016 Term Facility was approximately 2.94%.

(b)	Instrument bears interest at a rate of three-month EURIBOR plus 0.870% per annum, reset quarterly.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
Receivables Facility
The Company has a $400 million Receivables Facility. In January 2018, the maturity of the Receivables Facility was extended to January 2019.

Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. MPI is the servicer of the receivables under the Receivables Facility. Purchases under the Receivables Facility will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI. Mylan Securitization’s assets have been pledged to The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables will continue to be included in accounts receivable, net, in the Consolidated Balance Sheets of the Company.
The Receivables Facility contains requirements relating to the performance of the accounts receivable and covenants related to the Company with which the Company was compliant as of December 31, 2017. As of December 31, 2017 and 2016, the Company had $1.04 billion and $1.13 billion, respectively, of accounts receivable balances sold to Mylan Securitization and no short-term borrowings included in the Consolidated Balance Sheets as of December 31, 2016. As of December 31, 2017, the Company had $45.0 million of short-term borrowings under the Receivables Facility and included in Short-term borrowings in the Consolidated Balance Sheets.
Commercial Paper Program
On June 8, 2017, the Company established an unsecured commercial paper program (the “CP Program”) pursuant to which the Company may issue short-term, unsecured commercial paper notes (the “CP Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed $1.65 billion. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The Company’s 2016 Revolving Facility (as defined below) will be available to repay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue. At December 31, 2017, the Company had no amounts outstanding under the CP program.
Credit Facilities
2016 Revolving Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). The 2016 Revolving Facility is unsecured.
Any proceeds from the 2016 Revolving Facility may be used for working capital, capital expenditures and other lawful corporate purposes, including, without limitation, to repay outstanding obligations of the Company and its subsidiaries.
Borrowings under the 2016 Revolving Facility will bear interest at LIBOR plus 1.200% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate plus 0.200% per annum. The 2016 Revolving Facility has a facility fee, which currently accrues at 0.175% on the daily amount of the aggregate revolving commitments of the lenders. The applicable margins over LIBOR and the base rate for the revolver can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc.
The 2016 Revolving Facility matures on November 22, 2021 and may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings. At December 31, 2017 and 2016, the Company had no amounts outstanding under the 2016 Revolving Facility.
2016 Term Facility
On November 22, 2016, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent, pursuant to which the Company borrowed $2.0 billion in term loans (the “2016 Term Facility”). The proceeds of the 2016 Term Facility were used to repay outstanding obligations under, and thereby terminate, the facilities agreement, dated as of December 17, 2014, among Meda, as borrower, the lenders from time to time party thereto and Danske Bank A/S, as agent.

The 2016 Term Facility is guaranteed by Mylan Inc.; provided that if Mylan Inc. is no longer a borrower in respect of third party indebtedness in excess of $500 million, Mylan Inc. shall be released from such guarantee at the option of the Company or Mylan Inc. The 2016 Term Facility is unsecured.
The 2016 Term Facility currently bears interest at LIBOR plus 1.375% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate plus 0.375% per annum. The applicable margins over LIBOR and the base rate for the 2016 Term Facility can fluctuate based on the long term unsecured senior, non-credit enhanced debt rating of the Company by S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc.
The 2016 Term Facility matures on November 22, 2019 and has no required amortization payments. The 2016 Term Facility may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of LIBOR borrowings. The Company has voluntarily prepaid $1.90 billion of the aggregate principal amount of the 2016 Term Facility, including $1.50 billion during 2017. At December 31, 2017, the Company had an aggregate principal amount of $100 million outstanding under the 2016 Term Facility.
The Company’s 2016 Term Loans and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”) which was subsequently modified as discussed below. The 2016 Term Loans and 2016 Revolving Facility also contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
Amendment to 2016 Revolving Facility and 2016 Term Facility
On November 3, 2017, the Company entered into amendments to the 2016 Term Facility and 2016 Revolving Facility to modify the leverage ratio covenant. Following such amendments, the 2016 Term Facility and 2016 Revolving Facility contain maximum consolidated leverage ratio financial covenants requiring maintenance of a maximum ratio of 4.25 to 1.00 through December 31, 2018. The Company is in compliance with the leverage ratio covenant at December 31, 2017 and expects to remain in compliance for the next twelve months.
Meda Borrowings
Upon settlement of the Offer on August 5, 2016, Meda became a controlled subsidiary of the Company. Meda was party to certain debt obligations, which remained outstanding following the settlement of the Offer, including (i) a 2kr billion loan agreement, dated as of September 17, 2014 (the “Bilateral Loan Agreement”), between Meda, as borrower, and Svensk Exportkredit, as lender and (ii) the 2013/2018 588kr million floating rate notes issued by Meda (the “2018 MTN”) and the 2014/2019 745kr million floating rate notes issued by Meda (the “2019 MTN” and, together with the 2018 MTN, the “Meda MTN”). On September 29, 2017, all 2,011kr million of its outstanding debt obligations under the Bilateral Loan Agreement were fully paid using available liquidity.
On December 6, 2017 the holders of the Meda MTNs approved insertion of an early redemption call option and Meda announced its immediate intention to exercise the call option. On December 15, 2017 all outstanding Meda MTNs were redeemed using available liquidity.
At December 31, 2017, Meda did not have any outstanding debt obligations.
Senior Notes
Issuance of 2017 Euro Notes
On May 24, 2017, the Company completed its offering of €500 million aggregate principal amount of Floating Rate Senior Notes due 2020, issued pursuant to the indenture dated May 24, 2017 (the “2017 Euro Notes Indenture”). The 2020 Floating Rate Euro Notes will mature on May 24, 2020 and cannot be redeemed prior to maturity at the option of the Company.

The 2020 Floating Rate Euro Notes were issued in a private offering exempt from the registration requirements of the Securities Act to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The 2020 Floating Rate Euro Notes are the Company’s senior unsecured indebtedness and are guaranteed on a senior unsecured basis by Mylan Inc.
The 2020 Floating Rate Euro Notes bear interest at a rate per annum, reset quarterly, equal to the sum of (i) three-month EURIBOR (as defined in the 2017 Euro Notes Indenture) plus (ii) 0.50%, provided, however, that the minimum interest rate is zero. Interest on the 2020 Floating Rate Euro Notes is payable quarterly in arrears on each February 24, May 24, August 24 and November 24. The interest rate at December 31, 2017 was approximately 0.17% per annum.
The Company utilized the net proceeds from the 2020 Floating Rate Euro Notes offering to repay a portion of the term loans under the 2016 Term Facility and to pay associated fees and expenses.
Issuance of 2016 Euro Notes
On November 22, 2016, the Company completed its offering of €500 million aggregate principal amount of Floating Rate Senior Notes due 2018, €750 million aggregate principal amount of 1.250% Senior Notes due 2020, €1.0 billion aggregate principal amount of 2.250% Senior Notes due 2024 and €750 million aggregate principal amount of 3.125% Senior Notes due 2028, issued pursuant to the indenture dated November 22, 2016 (the “2016 Euro Notes Indenture”). The 2018 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes, and 2028 Euro Notes, together, are referred to as the “November 2016 Euro Notes.”
The November 2016 Euro Notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the United States pursuant to Regulation S under the Securities Act. The November 2016 Euro Notes are the Company’s senior unsecured indebtedness and are guaranteed on a senior unsecured basis by Mylan Inc.
The 2018 Floating Rate Euro Notes bear interest at a rate per annum, reset quarterly, equal to the sum of (i) three-month EURIBOR (as defined in the 2016 Euro Notes Indenture) plus (ii) 0.870%; provided, however, that the minimum interest rate is zero. Interest on the 2018 Floating Rate Euro Notes is payable quarterly in arrears on each February 22, May 22, August 22 and November 22. The 2018 Floating Rate Euro Notes will mature on November 22, 2018. The interest rate on the 2018 Floating Rate Euro Notes at December 31, 2017 was approximately 0.541% per annum. The 2018 Floating Rate Euro Notes cannot be redeemed at the option of the Company.
The 2020 Euro Notes will mature on November 23, 2020, the 2024 Euro Notes will mature on November 22, 2024 and the 2028 Euro Notes will mature on November 22, 2028. Interest on the 2020 Euro Notes is payable annually in arrears on November 23 of each year. Interest on the 2024 Euro Notes and the 2028 Euro Notes is payable annually in arrears on November 22 of each year. The 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes are redeemable, in whole or in part, at any time at our option, at the redemption prices set forth in the 2016 Euro Notes Indenture.
The Company utilized the net proceeds from the November 2016 Euro Notes offering to repay or otherwise refinance the Company’s indebtedness, to pay related fees and expenses and for general corporate purposes.
At December 31, 2017, the outstanding balance of the 2018 Floating Rate Euro Notes, 2020 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes was approximately $600.2 million, $600.2 million, $897.6 million, $1.20 billion and $892.0 million, respectively, converted at the December 31, 2017 EUR to USD spot exchange rate. At December 31, 2017, discounts on the 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes were approximately $2.8 million, $2.8 million and $8.4 million, respectively, converted at the December 31, 2017 EUR to USD spot exchange rate. During the year ended December 31, 2017, the Company recorded mark-to-market losses related to the 2018 Floating Rate Euro Notes, 2020 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes of approximately $74.3 million, $45.7 million, $111.4 million, $148.5 million and $111.4 million, respectively. During the year ended December 31, 2016, the Company recorded mark-to-market losses related to the 2018 Floating Rate Euro Notes, 2020 Euro Notes, 2024 Euro Notes and 2028 Euro Notes of approximately $5.3 million, $8.0 million, $10.7 million, and $8.0 million, respectively. Refer to Note 7 Financial Instruments and Risk Management for further discussion of the foreign currency risk management of these instruments. During the year ended December 31, 2016, the Company incurred approximately $15.6 million in financing fees related to the Euro Notes, which were recorded as deferred financing fees in the Consolidated Balance Sheets.

Issuance of June 2016 Senior Notes
On June 9, 2016, the Company completed its offering of $1.00 billion aggregate principal amount of 2.500% Senior Notes due 2019 (the “2019 Senior Notes”), $2.25 billion aggregate principal amount of 3.150% Senior Notes due 2021 (the “2021 Senior Notes”), $2.25 billion aggregate principal amount of 3.950% Senior Notes due 2026 and $1.00 billion aggregate principal amount of 5.250% Senior Notes due 2046 (the “2046 Senior Notes” and together with the 2019 Senior Notes, the 2021 Senior Notes and the 2026 Senior Notes, (the “June 2016 Senior Notes”), issued pursuant to an indenture, dated as of June 9, 2016 (the “June 2016 Indenture”).
The June 2016 Senior Notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The June 2016 Senior Notes are the Company’s senior unsecured indebtedness and are guaranteed on a senior unsecured basis by Mylan Inc.
In addition, the Company entered into a registration rights agreement, dated as of June 9, 2016, pursuant to which the Company and Mylan Inc. were required to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the June 2016 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects. In December 2016, the Company and Mylan Inc. filed a registration statement with the SEC with respect to such an offer, which was declared effective on January 3, 2017. The exchange offer expired on January 31, 2017 and settled on February 3, 2017.
The 2019 Senior Notes will mature on June 7, 2019. Interest on the 2019 Senior Notes is payable semi-annually in arrears on June 7 and December 7 of each year. The 2021 Senior Notes will mature on June 15, 2021, the 2026 Senior Notes will mature on June 15, 2026 and the 2046 Senior Notes will mature on June 15, 2046. Interest on the 2021 Senior Notes, the 2026 Senior Notes and the 2046 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The June 2016 Senior Notes are redeemable, in whole or in part, at any time at our option, at the redemption prices set forth in the June 2016 Indenture.
At December 31, 2017, the outstanding balances of the 2019 Senior Notes, 2021 Senior Notes, 2026 Senior Notes and 2046 Senior Notes include discounts of $0.5 million, $1.8 million, $15.0 million and $0.2 million, respectively.
The Company utilized the net proceeds from this offering to fund the Offer, to pay related fees and expenses and for general corporate purposes.
Fair Value
At December 31, 2017 and 2016, the aggregate fair value of the Company’s outstanding notes was approximately $14.93 billion and $13.20 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the Company’s 2016 Term Facility at December 31, 2017 and 2016, and the Meda borrowings at December 31, 2016, determined based on Level 2 inputs, approximate their carrying values.
Mandatory minimum repayments remaining on the outstanding long-term debt at December 31, 2017, excluding the discounts and premiums, are as follows for each of the periods ending December 31:

(In millions)	Total
2018	$1,750
2019	1,600
2020	2,001
2021	2,250
2022	—
Thereafter	7,101
Total	$14,702
Subsequent to December 31, 2017, the Company has issued approximately $200 million of CP Notes and borrowed approximately an additional $355 million under the Receivables Facility. Such amounts were used to pay certain amounts related to deferred acquisition related payments and ordinary share repurchases.

9.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets, is comprised of the following:

(In millions)	December 31, 2017	December 31, 2016
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$10.1	$14.5
Net unrecognized gains/(losses) and prior service cost related to defined benefit plans, net of tax	6.0	(0.5)
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(3.7)	(38.6)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(239.8)	(1.4)
Foreign currency translation adjustment	(133.8)	(2,237.7)
	$(361.2)	$(2,263.7)
Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive (loss) earnings before reclassifications, before tax			46.5	(238.4)	(6.7)	3.4	2,103.9	1,908.7
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(1.1)		(1.1)					(1.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.3	7.3					7.3
Amortization of prior service costs included in SG&A						(0.2)		(0.2)
Amortization of actuarial loss included in SG&A						0.6		0.6
Net other comprehensive (loss) earnings, before tax			52.7	(238.4)	(6.7)	3.8	2,103.9	1,915.3
Income tax (benefit) provision			17.8	—	(2.3)	(2.7)	—	12.8
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)

	Year Ended December 31, 2016
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2015, net of tax			$(18.1)	$—	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(84.2)	(1.8)	24.6	20.0	(507.4)	(548.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	44.3		44.3					44.3
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		8.7	8.7					8.7
Amortization of prior service costs included in SG&A						0.3		0.3
Amortization of actuarial gain included in SG&A						1.1		1.1
Net other comprehensive (loss) earnings, before tax			(31.2)	(1.8)	24.6	21.4	(507.4)	(494.4)
Income tax (benefit) provision			(10.7)	(0.4)	9.1	7.0	—	5.0
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)

	Year Ended December 31, 2015
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2014, net of tax			$(28.4)	$0.3	$(19.5)	$(939.4)	$(987.0)
Other comprehensive earnings (loss) before reclassifications, before tax			129.0	(2.0)	0.6	(790.9)	(663.3)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(40.3)		(40.3)				(40.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.8)	(0.8)				(0.8)
Loss on interest rate swaps classified as cash flow hedges, included in other expense, net		(71.2)	(71.2)				(71.2)
Amortization of prior service costs included in SG&A					0.3		0.3
Amortization of actuarial gain included in SG&A					2.2		2.2
Net other comprehensive loss, before tax			16.7	(2.0)	3.1	(790.9)	(773.1)
Income tax provision (benefit)			6.4	(0.7)	(1.5)	—	4.2
Balance at December 31, 2015, net of tax			$(18.1)	$(1.0)	$(14.9)	$(1,730.3)	$(1,764.3)

10.	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years. While the Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, ASC 740 requires the Company to remeasure its deferred tax balances in 2017 in accordance with the 2018 rate reduction.
The Tax Act also puts in place new tax laws that will impact our taxable income beginning in 2018, which include, but are not limited to (1) creating a Base Erosion Anti-Abuse Tax (“BEAT”), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries (the “participation exemption”), (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders, which allows for the possibility of utilizing foreign tax credits (foreign tax credits are limited to 80% of foreign taxes paid that are properly attributable to GILTI and are segregated into a separate basket, with no carryforward or carryback permitted for excess foreign tax credits) and a deduction generally equal to 50 percent of GILTI (37.5 percent for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) the repeal of the domestic manufacturing deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.
Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB

118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.
To the extent that the accounting for certain income tax effects of the Tax Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, then the company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.
The Company has recorded a provisional net tax charge of $128.6 million related to the Tax Act in the year ended December 31, 2017. This net charge primarily consists of a net expense of $15.0 million due to the remeasurement of our net deferred tax accounts to reflect the U.S. federal corporate income tax rate reduction to 21% and a net expense for the transition tax of $113.6 million. While we are able to make a reasonable estimate of the impact of the reduction in corporate tax rate, we are continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.
The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to the retained earnings of the subsidiary, but requires other adjustments to conform to the Code. We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $113.6 million which the Company expects to elect to pay, net of certain tax attributes and credit carryforwards, over eight years beginning in 2018. This amount is presented in other long-term liabilities. However, we are awaiting further interpretative guidance, along with continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.
The Tax Act includes a provision designed to currently tax GILTI earned by non-U.S. corporate subsidiaries of large U.S. shareholders starting in 2018. The Company has elected, as permitted in FASB Staff Q&A - Topic 740 - No. 5, to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore will not record deferred taxes associated with the GILTI provision of the Tax Act.
As of December 31, 2017, the Company’s practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state 2017 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities.
The Company is also analyzing other provisions of the Tax Act that come into effect for tax years starting in 2018 to determine if these items would impact the effective tax rate. These provisions include BEAT, the participation exemption, the treatment of amounts in accumulated other comprehensive income, the new provision that could limit the amount of deductible interest expense in the U.S., and the limitations on the deductibility of certain executive compensation.

The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2017	2016	2015
U.S. Federal:
Current	$39.5	$86.8	$13.7
Deferred	28.2	(303.8)	(35.8)
	67.7	(217.0)	(22.1)
U.S. State:
Current	3.9	13.8	8.1
Deferred	(0.6)	(14.8)	(11.9)
	3.3	(1.0)	(3.8)
Non-U.S.:
Current	275.0	150.6	161.8
Deferred	(139.0)	(290.9)	(68.2)
	136.0	(140.3)	93.6
Income tax provision	$207.0	$(358.3)	$67.7
Earnings before income taxes and noncontrolling interest:
United Kingdom	$89.7	$(129.4)	$(189.6)
United States	(414.5)	(187.4)	474.4
Foreign - Other	1,227.8	438.5	630.6
Total earnings before income taxes and noncontrolling interest	$903.0	$121.7	$915.4
For all periods presented, the allocation of earnings before income taxes and noncontrolling interest between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.
Temporary differences and carryforwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2017	December 31, 2016
Deferred tax assets:
Employee benefits	$215.0	$265.2
Litigation reserves	45.3	239.9
Accounts receivable allowances	251.7	396.0
Tax credit and loss carryforwards	849.9	634.0
Interest expense	151.7	51.2
Intangible assets	114.9	96.7
Other	212.4	232.3
	1,840.9	1,915.3
Less: Valuation allowance	(662.8)	(460.7)
Total deferred tax assets	1,178.1	1,454.6
Deferred tax liabilities:
Plant and equipment	120.7	183.9
Intangible assets and goodwill	2,538.2	2,601.6
Other	34.8	42.3
Total deferred tax liabilities	2,693.7	2,827.8
Deferred tax liabilities, net	$(1,515.6)	$(1,373.2)

For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the amount by which the investment in those subsidiaries, as recorded for financial reporting, exceeds the tax basis. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences is approximately $431.0 million at December 31, 2017. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for tax purposes than for U.S. GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.
Prior to the EPD Transaction, the statutory income tax rate applicable to Mylan Inc. in the U.S. was 35%. Since the EPD Transaction the statutory income tax rate applicable to Mylan N.V. in the United Kingdom (the “U.K.”) has been 19% for the year ended December 31, 2017 and 20% for the years ending December 31, 2016 and 2015, respectively. A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory tax rate	19.0%	20.0%	20.0%

United States Operations
Clean energy and research credits	(10.1)%	(85.9)%	(13.0)%
U.S. rate differential	7.4%	(36.9)%	4.6%

Tax Act - transition tax	6.8%	—%	—%
Tax Act - deferred tax rate change	1.6%	—%	—%
State income taxes and credits	(0.6)%	(8.1)%	(0.6)%
Valuation allowance	10.3%	4.4%	0.6%
Other U.S. items	1.2%	3.5%	—%
Other Foreign Operations
Luxembourg	(10.7)%	(54.1)%	1.7%
Luxembourg — U.S. Branch	—%	(28.8)%	(11.2)%
Gibraltar	(6.5)%	(49.2)%	(4.9)%
India	(0.5)%	(13.0)%	(0.6)%
Ireland	(2.1)%	(7.3)%	(1.9)%
Other	0.6%	(5.2)%	1.7%
Uncertain tax positions	(0.9)%	0.8%	(0.3)%
Valuation allowance	3.9%	79.9%	6.5%
Merger of foreign subsidiaries	—%	(123.5)%	—%
Other foreign items	3.5%	9.0%	4.8%
Effective tax rate	22.9%	(294.4)%	7.4%
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

Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2017, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $662.8 million.
Net Operating Losses
As of December 31, 2017, the Company has U.S. federal net operating loss carryforwards of $51.0 million, and U.S. state income tax loss carryforwards of approximately $2.70 billion. The Company also has non-U.S. net operating loss carryforwards of approximately $1.90 billion, of which $1.20 billion can be carried forward indefinitely, with the remaining $727.0 million expiring in years 2018 through 2037. Most of the net operating losses have a full valuation allowance. The Company also has $74.0 million of foreign deductible attributes that can be carried forward indefinitely.
The Company has $80.3 million of foreign capital loss carryforwards expiring in 2019 through 2022. A full valuation allowance is recorded against these losses. The Company also has $111.5 million of U.S. and foreign credit carryovers, expiring in various amounts through 2036.
Tax Examinations
The Company is subject to income taxes and tax audits in many jurisdictions. A certain degree of estimation is thus required in recording the assets and liabilities related to income taxes. Tax audits and examinations can involve complex issues, interpretations, and judgments and the resolution of matters that may span multiple years, particularly if subject to litigations or negotiation.
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
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process. The years 2015 and 2016 are the open years under examination. The years 2012, 2013 and 2014 have one issue open, and a Tax Court petition has been filed regarding the matter and trial has tentatively been scheduled for June, 2018. The years 2007 through 2011 had one issue open and were scheduled for U.S. Tax Court proceedings in 2017. The matter was settled with the IRS in May, 2017 and was executed by the Tax Court judge in January, 2018. The resolution of this matter will be recorded in the financial statements in 2018.
The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2017, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2011 through 2017, some of which are indemnified by Strides Arcolab for tax assessments.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
As of December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets reflect net liabilities for unrecognized tax benefits of $185.7 million and $190.9 million, of which $138.4 million and $146.0 million, respectively, would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $90.9 million and $79.8 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, Mylan recognized $11.1 million, $6.9 million and $0.8 million, respectively, for interest expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Unrecognized tax benefit — beginning of year	$190.9	$174.1	$191.2
Additions for current year tax positions	4.4	2.1	1.2
Additions for prior year tax positions	5.5	—	—
Reductions for prior year tax positions	(0.8)	(1.8)	(9.0)
Settlements	(0.4)	—	(1.5)
Reductions due to expirations of statute of limitations	(13.9)	(7.7)	(7.8)
Addition due to acquisition	—	24.2	—
Unrecognized tax benefit — end of year	$185.7	$190.9	$174.1
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $100.0 million, involving federal and state audits and settlements, resolution of a Tax Court matter, and expirations of certain state, federal, and foreign statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

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
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017 and are subject to the same performance conditions as the Awards granted in February 2014 and with a service vesting condition of between two and six years. The market condition was met on June 10, 2015 and is therefore no longer applicable to any of the Awards.

The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	16,207,777	$33.21
Granted	937,873	54.92
Exercised	(5,092,660)	22.48
Forfeited	(220,491)	46.36
Converted	(4,100,000)	53.33
Outstanding at December 31, 2015	7,732,499	$31.85
Granted	876,397	45.51
Exercised	(612,477)	23.13
Forfeited	(296,978)	50.70
Outstanding at December 31, 2016	7,699,441	$33.38
Granted	964,475	42.48
Exercised	(902,041)	20.06
Forfeited	(563,191)	47.36
Outstanding at December 31, 2017	7,198,684	35.17
Vested and expected to vest at December 31, 2017	6,978,235	$34.82
Exercisable at December 31, 2017	5,535,230	$31.99
As of December 31, 2017, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 5.5 years, 5.4 years and 4.6 years, respectively. Also at December 31, 2017, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $74.1 million, $73.9 million and $72.6 million, respectively. During the year ended December 31, 2015, the Company recorded additional share-based compensation expense of approximately $21.8 million related to the accelerated vesting of equity awards as a result of the EPD Transaction.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”) as of December 31, 2017 and the changes during the year ended December 31, 2017 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2016	5,667,830	$42.46
Granted	1,406,875	44.34
Released	(502,516)	52.28
Forfeited	(607,982)	43.95
Nonvested at December 31, 2017	5,964,207	$41.92
Of the 1,406,875 restricted stock awards granted during the year ended December 31, 2017, 725,913 vest ratably in five years or less and are not subject to market or performance conditions. Of the remaining restricted stock awards granted, 640,202 are subject to market conditions and will cliff vest in three years or less and 40,760 are not subject to market or performance conditions and will cliff vest in one year or less. 40,507 restricted stock awards were granted under the 2014 Program and are subject to the performance condition and will cliff vest over various periods between two and three years.
As of December 31, 2017, the Company had $113.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to be recognized over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of stock-based awards exercised and restricted stock awards released during the years ended December 31, 2017 and 2016 was $39.1 million and $60.7 million, respectively.

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
The assumptions used for options granted under the 2003 Plan are as follows:

	Year Ended December 31,
	2017	2016	2015
Volatility	33.2%	38.1%	33.7%
Risk-free interest rate	2.2%	1.4%	1.7%
Expected term (years)	6.4	6.3	6.3
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$15.88	$17.90	$20.18
2014 Program
Under the 2014 Program, approximately 4.4 million SARs and 1.5 million PSUs were granted in February 2014. The fair value of the Awards was determined using a Monte Carlo simulation as both the SARs and PSUs contain the same performance and market conditions. The Monte Carlo simulation involves a series of random trials that result in different future stock price paths over the contractual life of the SAR or PSU based on appropriate probability distributions. Conditions are imposed on each Monte Carlo simulation to determine the extent to which the performance conditions would have been met, and therefore the extent to which the Awards would have vested, for the particular stock price path. The market condition was met on June 10, 2015. In determining the fair value of the performance-based SARs and PSUs, the Company considered the achievement of the market condition in determining the estimated fair value. The Restricted Ordinary Shares (as defined below) and PSUs remain subject to the achievement of the performance condition and the employee’s continued service. Subsequent to the initial grant under the 2014 Program, approximately 500,000 awards have been forfeited.
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
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. The Company maintains two fully frozen defined benefit pension plans in the U.S., and employees in the U.S. and Puerto Rico are provided retirement benefits through defined contribution plans rather than through a defined benefit plan. During the year ended December 31, 2016, the Company assumed net unfunded pension and other postretirement liabilities, primarily in Germany and the U.S., of approximately $322.3 million as a result of the Meda Transaction.
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

Accounting for Defined Benefit Pension and Other Postretirement Plans
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. Actuarial gains or losses and prior service costs or credits that arise during the period are not recognized as components of net periodic benefit cost, but are recognized, net of tax, as a component of other comprehensive income.
Included in accumulated other comprehensive loss as of December 31, 2017 and 2016 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2017	2016	2017	2016
Unrecognized actuarial (gains) losses	$(8.6)	$(9.1)	$2.0	$5.9
Unrecognized prior service costs	2.0	2.0	0.7	—
Total	$(6.6)	$(7.1)	$2.7	$5.9
Of the December 31, 2017 amount, the Company expects to recognize approximately $0.1 million of unrecognized actuarial gains and $0.3 million of unrecognized prior service costs in net periodic benefit cost during 2018. The unrecognized net actuarial losses exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants. The increase in accumulated other comprehensive income in 2017 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain)/loss	$2.2	$(3.5)
Amortization of actuarial (gain)/loss	1.1	(0.5)
Unrecognized prior service costs	0.1	0.8
Amortization of prior service costs	(0.2)	—
Impact of foreign currency translation	(1.4)	—
Net change	$1.8	$(3.2)
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.

Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2017	2016	2015	2017	2016	2015
Service cost	$20.1	$17.4	$11.9	$0.7	$0.6	$0.6
Interest cost	13.6	8.2	4.0	1.6	1.3	1.1
Expected return on plan assets	(14.3)	(10.9)	(6.4)	—	—	—
Plan curtailment, settlement and termination	(1.7)	(2.4)	1.1	—	—	—
Amortization of prior service costs	0.2	0.3	0.3	—	—	—
Recognized net actuarial losses	0.3	0.8	0.9	0.4	0.3	0.3
Net periodic benefit cost	$18.2	$13.4	$11.8	$2.7	$2.2	$2.0
Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2017 and 2016.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2017	2016	2017	2016
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$632.9	$234.4	$38.0	$26.0
Service cost	20.1	17.4	0.7	0.6
Interest cost	13.6	8.2	1.6	1.3
Participant contributions	1.0	1.1	0.2	0.2
Transferred liabilities	0.5	2.1	—	—
Acquisitions	—	441.2	—	11.1
Plan settlements and terminations	(28.4)	(7.9)	—	—
Actuarial losses (gains)	9.3	(28.6)	(2.7)	0.7
Benefits paid	(24.5)	(17.8)	(2.5)	(1.9)
Impact of foreign currency translation	40.7	(17.2)	(0.2)	—
Projected benefit obligation, end of year	$665.2	$632.9	$35.1	$38.0

Change in Plan Assets
Fair value of plan assets, beginning of year	$291.7	$162.0	$—	$—
Actual return on plan assets	21.7	6.1	—	—
Company contributions	31.5	17.4	2.3	1.8
Participant contributions	1.0	1.1	0.2	0.1
Acquisitions	—	128.6	—	—
Transferred assets	0.5	2.1	—	—
Plan settlements	(28.0)	(4.0)	—	—
Benefits paid	(24.5)	(17.8)	(2.5)	(1.9)
Other	(0.4)	(0.8)	—	—
Impact of foreign currency translation	2.6	(3.0)	—	—
Fair value of plan assets, end of year	296.1	291.7	—	—
Funded status of plans	$(369.1)	$(341.2)	$(35.1)	$(38.0)

Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2017	2016	2017	2016
Noncurrent assets	$6.0	$3.4	$—	$—
Current liabilities	(11.7)	(9.8)	(1.6)	(1.9)
Noncurrent liabilities	(363.4)	(334.8)	(33.5)	(36.1)
Net accrued benefit costs	$(369.1)	$(341.2)	$(35.1)	$(38.0)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $598.5 million and $569.6 million at December 31, 2017 and 2016, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2017 and 2016 were as follows:

	December 31,
(In millions)	2017	2016
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$530.1	$493.7
Accumulated benefit obligation	506.0	471.7
Fair value of plan assets	164.8	164.3
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 7 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2017 and 2016 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.5	$0.3	$—	$2.8
Equity securities	65.2	71.8	—	137.0
Fixed income securities	45.2	57.6	—	102.8
Assets held by insurance companies and other	10.4	23.9	19.2	53.5
Total	$123.3	$153.6	$19.2	$296.1

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$0.3	$—	$1.1
Equity securities	94.5	37.8	—	132.3
Fixed income securities	59.5	39.6	—	99.1
Assets held by insurance companies and other	8.7	19.2	31.3	59.2
Total	$163.5	$96.9	$31.3	$291.7

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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	2.0%	2.2%	3.7%	4.2%
Expected return on plan assets	4.9%	4.9%	—%	—%
Rate of compensation increase	2.8%	2.8%	—%	—%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2017:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	2.2%	2.1%	2.3%	4.2%	4.3%	4.0%
Expected return on plan assets	5.0%	4.9%	4.5%	—%	—%	—%
Rate of compensation increase	2.8%	3.2%	5.2%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2017 was 7.5% declining to a projected 5.0% in the year 2022. For 2018, the assumed weighted-average healthcare cost trend rate used will be 7.5% declining to a projected 5.0% in the year 2023. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2018 healthcare cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

(In millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$0.1	$(0.1)
Increase (decrease) in the projected benefit obligation	1.1	(1.0)
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due.

Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2018	$31.1	$1.7
2019	30.1	1.7
2020	35.1	1.9
2021	34.3	1.9
2022	35.2	2.2
Thereafter	191.5	11.2
Total	$357.3	$20.6
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
The Company adopted an Income Deferral Plan, which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the Restoration Plan. In addition, under the Income Deferral Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted.
Total employer contributions to defined contribution plans were approximately $95.9 million, $95.6 million and $102.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Benefit Arrangements
The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund (the “Plan”) provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing facility in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the Plan effective May 10, 2012. In the fourth quarter of 2013, the Plan trustee notified the Company that its withdrawal liability was approximately $27.3 million, which was accrued by the Company at December 31, 2013. The withdrawal liability is being paid over a period of approximately nine years; payments began in March 2014. The withdrawal liability was approximately $18.1 million and $20.7 million at December 31, 2017 and 2016, respectively. The Employee Identification Number for this Plan is 11-6166763.

13.	Segment Information
The Company has three reportable segments on a geographic basis as follows: North America, Europe and Rest of World. Our North America segment is primarily made up of our operations in the U.S. and Canada, and also includes the operations of our specialty pharmaceuticals business. Our Europe segment is made up of our operations in over 35 countries within the region, including France, Italy, Germany, the U.K. and Spain. Our Rest of World segment is made up of our activities in over 120 countries, including our operations in Japan, Australia, China, Brazil, Russia, India, South Africa, and certain markets in the Middle-East and South East Asia.
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Corporate / Other	Consolidated
Year Ended December 31, 2017
Third party net sales	$4,969.6	$3,958.3	$2,832.1	$—	$11,760.0
Other revenue	86.5	36.5	24.7	—	147.7
Intersegment revenue	74.6	112.4	379.2	(566.2)	—
Total	$5,130.7	$4,107.2	$3,236.0	$(566.2)	$11,907.7

Segment profitability	$2,497.1	$1,082.8	$650.9	$(2,793.7)	$1,437.1

Year Ended December 31, 2016
Third party net sales	$5,629.5	$2,953.8	$2,383.8	$—	$10,967.1
Other revenue	88.4	12.6	8.8	—	109.8
Intersegment revenue	45.4	106.3	407.6	(559.3)	—
Total	$5,763.3	$3,072.7	$2,800.2	$(559.3)	$11,076.9

Segment profitability	$2,921.2	$669.4	$423.5	$(3,312.5)	$701.6

Year Ended December 31, 2015
Third party net sales	$5,100.4	$2,205.6	$2,056.6	$—	$9,362.6
Other revenue	55.3	5.3	6.1	—	66.7
Intersegment revenue	26.5	109.9	378.0	(514.4)	—
Total	$5,182.2	$2,320.8	$2,440.7	$(514.4)	$9,429.3

Segment profitability	$2,720.8	$421.5	$320.7	$(2,002.1)	$1,460.9

The Company’s third party net sales are generated via the sale of products in the following therapeutic franchises:

	Year Ended December 31,
(In millions)	2017	2016	2015
Central Nervous System and Anesthesia	$2,238.2	$2,030.4	$1,724.7
Respiratory and Allergy	1,382.5	1,813.1	1,500.3
Infectious Disease	1,463.2	1,303.0	1,322.2
Cardiovascular	1,219.5	1,165.1	1,075.3
Gastroenterology	1,114.5	1,029.3	830.5
Diabetes and Metabolism	947.1	972.0	935.2
Oncology	700.6	764.2	633.3
Women's Healthcare	711.6	593.5	467.7
Dermatology	911.0	369.5	226.6
Immunology	145.4	133.1	118.1
Other (1)	926.4	793.9	528.7
	$11,760.0	$10,967.1	$9,362.6
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
The following table represents the percentage of consolidated third party net sales to Mylan’s major customers during the years ended December 31, 2017, 2016, and 2015.

	Percentage of Third Party Net Sales
	2017	2016	2015
McKesson Corporation	13%	16%	15%
AmerisourceBergen Corporation	8%	14%	16%
Cardinal Health, Inc.	10%	11%	12%
Sales by Country Information
Third party net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2017	2016	2015
United States	$4,683.7	$5,385.6	$4,848.9
India	1,082.6	985.8	1,033.4
The Netherlands (1)	117.5	88.3	66.5
Other countries (2)	5,876.2	4,507.4	3,413.8
	$11,760.0	$10,967.1	$9,362.6
____________

(1)	Mylan N.V. has its corporate seat in the Netherlands.

(2)	No other country’s net sales represents more than 10% of consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

14.	Commitments
Operating Leases
The Company leases certain property under various operating lease arrangements. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2017, 2016 and 2015, the Company had operating lease expense of approximately $83.8 million, $70.8 million and $57.1 million, respectively.

Future minimum lease payments under operating lease commitments are as follows:

(In millions)
December 31,
2018	$76.1
2019	64.5
2020	42.0
2021	28.3
2022	19.6
Thereafter	51.2
$281.7
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
The following financial information presents the related Condensed Consolidating Balance Sheet as of December 31, 2017 and 2016 and the related Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Comprehensive Earnings and Condensed Consolidating Statements of Cash Flows for each of the three years in the period ended December 31, 2017. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The Company has revised its consolidating balance sheet as previously presented in the 2016 Annual Report on Form 10-K to appropriately present intercompany activity relating to certain subsidiaries which were included in the Mylan Inc. column. The Company understated the line items investment in subsidiaries and total equity within the Mylan Inc. column with a corresponding offset to the elimination column. Specifically, the balance sheet caption investment in subsidiaries has been revised from the previously reported amount of $8.28 billion as of December 31, 2016 to $13.42 billion with an offset to total equity. There is no impact to the consolidated financial statements of Mylan N.V. as previously filed in the 2016 Annual Report on Form 10-K.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$—	$291.9	$—	$292.1
Accounts receivable, net	—	1.0	—	3,611.4	—	3,612.4
Inventories	—	—	—	2,542.7	—	2,542.7
Intercompany receivables	317.2	462.1	—	11,828.5	(12,607.8)	—
Prepaid expenses and other current assets	5.6	171.1	—	589.4	—	766.1
Total current assets	322.8	634.4	—	18,863.9	(12,607.8)	7,213.3
Property, plant and equipment, net	—	294.1	—	2,045.0	—	2,339.1
Investments in subsidiaries	19,736.5	15,288.3	—	—	(35,024.8)	—
Intercompany notes and interest receivable	7,822.6	10,271.2	—	2,186.3	(20,280.1)	—
Intangible assets, net	—	—	—	15,245.8	—	15,245.8
Goodwill	—	17.1	—	10,188.6	—	10,205.7
Other assets	4.9	56.5	—	741.0	—	802.4
Total assets	$27,886.8	$26,561.6	$—	$49,270.6	$(67,912.7)	$35,806.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$45.3	$—	$1,407.2	$—	$1,452.5
Short-term borrowings	—	—	—	46.5	—	46.5
Income taxes payable	—	—	—	112.9	—	112.9
Current portion of long-term debt and other long-term obligations	1,097.8	649.1	—	62.0	—	1,808.9
Intercompany payables	664.7	11,911.5	—	31.6	(12,607.8)	—
Other current liabilities	35.5	397.0	—	2,532.0	—	2,964.5
Total current liabilities	1,798.0	13,002.9	—	4,192.2	(12,607.8)	6,385.3
Long-term debt	10,614.3	2,244.5	—	6.5	—	12,865.3
Intercompany notes payable	2,166.9	3,312.7	—	14,800.5	(20,280.1)	—
Other long-term obligations	—	57.3	—	3,190.8	—	3,248.1
Total liabilities	14,579.2	18,617.4	—	22,190.0	(32,887.9)	22,498.7

Total equity	13,307.6	7,944.2	—	27,080.6	(35,024.8)	13,307.6

Total liabilities and equity	$27,886.8	$26,561.6	$—	$49,270.6	$(67,912.7)	$35,806.3

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$0.3	$12.3	$—	$986.2	$—	$998.8
Accounts receivable, net	—	12.3	—	3,298.6	—	3,310.9
Inventories	—	—	—	2,456.4	—	2,456.4
Intercompany receivables	215.9	416.0	—	10,506.6	(11,138.5)	—
Prepaid expenses and other current assets	—	256.4	—	500.0	—	756.4
Total current assets	216.2	697.0	—	17,747.8	(11,138.5)	7,522.5
Property, plant and equipment, net	—	360.3	—	1,961.9	—	2,322.2
Investments in subsidiaries	15,606.2	13,424.1	—	—	(29,030.3)	—
Intercompany notes and interest receivable	7,952.3	9,817.3	—	16.7	(17,786.3)	—
Intangible assets, net	—	—	—	14,447.8	—	14,447.8
Goodwill	—	17.1	—	9,214.8	—	9,231.9
Other assets	5.2	51.9	—	1,144.7	—	1,201.8
Total assets	$23,779.9	$24,367.7	$—	$44,533.7	$(57,955.1)	$34,726.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$3.9	$69.6	$—	$1,274.6	$—	$1,348.1
Short-term borrowings	—	—	—	46.4	—	46.4
Income taxes payable	—	—	—	97.7	—	97.7
Current portion of long-term debt and other long-term obligations	—	0.2	—	289.8	—	290.0
Intercompany payables	416.0	10,722.5	—	—	(11,138.5)	—
Other current liabilities	90.9	388.8	—	2,778.8	—	3,258.5
Total current liabilities	510.8	11,181.1	—	4,487.3	(11,138.5)	5,040.7
Long-term debt	12,151.5	2,897.6	—	153.8	—	15,202.9
Intercompany notes payable	—	3,870.9	—	13,915.4	(17,786.3)	—
Other long-term obligations	—	58.1	—	3,306.9	—	3,365.0
Total liabilities	12,662.3	18,007.7	—	21,863.4	(28,924.8)	23,608.6

Total equity	11,117.6	6,360.0	—	22,670.3	(29,030.3)	11,117.6

Total liabilities and equity	$23,779.9	$24,367.7	$—	$44,533.7	$(57,955.1)	$34,726.2

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$11,760.0	$—	$11,760.0
Other revenues	—	—	—	147.7	—	147.7
Total revenues	—	—	—	11,907.7	—	11,907.7
Cost of sales	—	—	—	7,124.6	—	7,124.6
Gross profit	—	—	—	4,783.1	—	4,783.1
Operating expenses:
Research and development	—	—	—	783.3	—	783.3
Selling, general and administrative	45.5	650.9	—	1,879.4	—	2,575.8
Litigation settlements and other contingencies, net	—	17.0	—	(30.1)	—	(13.1)
Total operating expenses	45.5	667.9	—	2,632.6	—	3,346.0
(Losses) earnings from operations	(45.5)	(667.9)	—	2,150.5	—	1,437.1
Interest expense	378.0	104.1	—	52.5	—	534.6
Other (income) expense, net	(484.9)	(264.6)	—	749.0	—	(0.5)
Earnings (losses) before income taxes	61.4	(507.4)	—	1,349.0	—	903.0
Income tax (benefit) provision	(21.1)	(14.0)	—	242.1	—	207.0
Earnings of equity interest subsidiaries	613.5	886.4	—	—	(1,499.9)	—
Net earnings	$696.0	$393.0	$—	$1,106.9	$(1,499.9)	$696.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$10,967.1	$—	$10,967.1
Other revenues	—	—	—	109.8	—	109.8
Total revenues	—	—	—	11,076.9	—	11,076.9
Cost of sales	—	—	—	6,379.9	—	6,379.9
Gross profit	—	—	—	4,697.0	—	4,697.0
Operating expenses:
Research and development	—	—	—	826.8	—	826.8
Selling, general and administrative	71.6	664.1	—	1,760.4	—	2,496.1
Litigation settlements and other contingencies, net	—	—	—	672.5	—	672.5
Total operating expenses	71.6	664.1	—	3,259.7	—	3,995.4
(Losses) earnings from operations	(71.6)	(664.1)	—	1,437.3	—	701.6
Interest expense	198.4	161.3	—	95.1	—	454.8
Other (income) expense, net	(55.6)	(193.2)	—	373.9	—	125.1
(Losses) earnings before income taxes and noncontrolling interest	(214.4)	(632.2)	—	968.3	—	121.7
Income tax benefit	(19.5)	(18.2)	—	(320.6)	—	(358.3)
Earnings of equity interest subsidiaries	674.9	1,360.2	—	—	(2,035.1)	—
Net earnings	$480.0	$746.2	$—	$1,288.9	$(2,035.1)	$480.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$9,362.6	$—	$9,362.6
Other revenues	—	—	—	66.7	—	66.7
Total revenues	—	—	—	9,429.3	—	9,429.3
Cost of sales	—	—	—	5,213.2	—	5,213.2
Gross profit	—	—	—	4,216.1	—	4,216.1
Operating expenses:
Research and development	—	—	—	671.9	—	671.9
Selling, general and administrative	106.1	572.1	—	1,502.5	—	2,180.7
Litigation settlements and other contingencies, net	—	—	—	(97.4)	—	(97.4)
Total operating expenses	106.1	572.1	—	2,077.0	—	2,755.2
(Losses) earnings from operations	(106.1)	(572.1)	—	2,139.1	—	1,460.9
Interest expense	58.3	217.9	—	63.2	—	339.4
Other expense, net	41.1	—	—	165.0	—	206.1
(Losses) earnings before income taxes and noncontrolling interest	(205.5)	(790.0)	—	1,910.9	—	915.4
Income tax (benefit) provision	—	(23.2)	—	90.9	—	67.7
Earnings of equity interest subsidiaries	1,053.2	1,814.8	—	—	(2,868.0)	—
Net earnings	847.7	1,048.0	—	1,820.0	(2,868.0)	847.7
Net earnings attributable to noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$847.6	$1,048.0	$—	$1,819.9	$(2,867.9)	$847.6

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$696.0	$393.0	$—	$1,106.9	$(1,499.9)	$696.0
Other comprehensive earnings, before tax:
Foreign currency translation adjustment	2,103.9	—	—	2,103.9	(2,103.9)	2,103.9
Change in unrecognized gain and prior service cost related to defined benefit plans	3.8	3.0	—	0.8	(3.8)	3.8
Net unrecognized gain on derivatives in cash flow hedging relationships	52.7	7.3	—	45.4	(52.7)	52.7
Net unrecognized loss on derivatives in net investment hedging relationships	(238.4)	—	—	—	—	(238.4)
Net unrealized loss on marketable securities	(6.7)	(6.4)	—	(0.3)	6.7	(6.7)
Other comprehensive earnings, before tax	1,915.3	3.9	—	2,149.8	(2,153.7)	1,915.3
Income tax provision (benefit)	12.8	(1.6)	—	14.4	(12.8)	12.8
Other comprehensive earnings, net of tax	1,902.5	5.5	—	2,135.4	(2,140.9)	1,902.5
Comprehensive earnings	$2,598.5	$398.5	$—	$3,242.3	$(3,640.8)	$2,598.5

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$480.0	$746.2	$—	$1,288.9	$(2,035.1)	$480.0
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(507.4)	—	—	(507.4)	507.4	(507.4)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	21.4	(1.1)	—	22.5	(21.4)	21.4
Net unrecognized (loss) gain on derivatives	(31.2)	(47.7)	—	16.5	31.2	(31.2)
Net unrecognized loss on derivatives in net investment hedging relationships	(1.8)	—	—	(1.8)	1.8	(1.8)
Net unrealized gain on marketable securities	24.6	24.6	—	—	(24.6)	24.6
Other comprehensive loss, before tax	(494.4)	(24.2)	—	(470.2)	494.4	(494.4)
Income tax provision (benefit)	5.0	(9.1)	—	4.1	5.0	5.0
Other comprehensive (loss, net of tax	(499.4)	(15.1)	—	(474.3)	489.4	(499.4)
Comprehensive (loss) earnings	$(19.4)	$731.1	$—	$814.6	$(1,545.7)	$(19.4)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Year Ended December 31, 2015

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$847.7	$1,048.0	$—	$1,820.0	$(2,868.0)	$847.7
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(790.9)	—	—	(790.9)	790.9	(790.9)
Change in unrecognized gain and prior service cost related to defined benefit plans	3.1	0.4	—	2.7	(3.1)	3.1
Net unrecognized gain (loss) on derivatives	16.7	23.4	—	(6.7)	(16.7)	16.7
Net unrealized loss on marketable securities	(2.0)	(1.3)	—	(0.7)	2.0	(2.0)
Other comprehensive (loss) earnings, before tax	(773.1)	22.5	—	(795.6)	773.1	(773.1)
Income tax provision (benefit)	4.2	8.7	—	(4.5)	(4.2)	4.2
Other comprehensive (loss) earnings, net of tax	(777.3)	13.8	—	(791.1)	777.3	(777.3)
Comprehensive earnings	70.4	1,061.8	—	1,028.9	(2,090.7)	70.4
Comprehensive earnings attributable to the noncontrolling interest	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive earnings attributable to Mylan N.V. ordinary shareholders	$70.3	$1,061.8	$—	$1,028.8	$(2,090.6)	$70.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(326.6)	$(381.1)	$—	$2,772.5	$—	$2,064.8
Cash flows from investing activities:
Capital expenditures	—	(54.8)	—	(221.1)	—	(275.9)
Change in restricted cash	—	49.5	—	21.5	—	71.0
Cash paid for acquisitions, net	(71.6)	—	—	(95.4)	—	(167.0)
Proceeds from sale of assets and subsidiaries	—	—	—	86.7	—	86.7
Purchase of marketable securities	—	—	—	(96.5)	—	(96.5)
Proceeds from the sale of marketable securities	—	—	—	96.6	—	96.6
Investments in affiliates	—	(30.2)	—	—	30.2	—
Dividends from affiliates	261.3	—	—	—	(261.3)	—
Loans to affiliates	(322.7)	(98.0)	—	(3,493.7)	3,914.4	—
Repayments of loans from affiliates	1,258.8	0.3	—	1,630.9	(2,890.0)	—
Payments for product rights and other, net	—	(0.9)	—	(619.4)	—	(620.3)
Net cash provided by (used in) investing activities	1,125.8	(134.1)	—	(2,690.4)	793.3	(905.4)
Cash flows from financing activities:
Payments of financing fees	(9.7)	(0.4)	—	—	—	(10.1)
Purchase of ordinary shares	(500.2)	—	—	—	—	(500.2)
Change in short-term borrowings, net	—	—	—	(2.9)	—	(2.9)
Proceeds from issuance of long-term debt	874.5	—	—	1.6	—	876.1
Payments of long-term debt	(1,820.0)	—	—	(412.7)	—	(2,232.7)
Proceeds from exercise of stock options	17.8	—	—	—	—	17.8
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(26.1)	—	(26.1)
Capital contribution from affiliates	—	—	—	30.2	(30.2)	—
Capital payments to affiliates	—	—	—	(261.3)	261.3	—
Payments on borrowings from affiliates	—	(2,447.2)	—	(442.8)	2,890.0	—
Proceeds from borrowings from affiliates	645.5	2,966.7	—	302.2	(3,914.4)	—
Acquisition of noncontrolling interest	—	—	—	(7.5)	—	(7.5)
Other items, net	—	(16.0)	—	15.9	—	(0.1)
Net cash (used in) provided by financing activities	(799.5)	503.1	—	(803.4)	(793.3)	(1,893.1)
Effect on cash of changes in exchange rates	—	—	—	27.0	—	27.0
Net decrease in cash and cash equivalents	(0.3)	(12.1)	—	(694.3)	—	(706.7)
Cash and cash equivalents — beginning of period	0.3	12.3	—	986.2	—	998.8
Cash and cash equivalents — end of period	$—	$0.2	$—	$291.9	$—	$292.1
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$—	$4.0	$—	$4.0
Ordinary shares issued for acquisition	$—	$—	$—	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(0.3)	$(518.3)	$—	$2,565.8	$—	$2,047.2
Cash flows from investing activities:
Capital expenditures	—	(94.4)	—	(296.0)	—	(390.4)
Change in restricted cash	—	(49.5)	—	106.6	—	57.1
Cash paid for acquisitions, net	(5,608.8)	(931.3)	—	58.2	—	(6,481.9)
Settlement of acquisition-related foreign currency derivatives	(128.6)	—	—	—	—	(128.6)
Cash paid for deferred purchase price	—	—	—	(308.0)	—	(308.0)
Purchase of marketable securities	—	(4.3)	—	(25.9)	—	(30.2)
Proceeds from the sale of marketable securities	—	—	—	21.5	—	21.5
Investments in affiliates	—	(49.6)	—	—	49.6	—
Dividends from affiliates	135.6	—	—	—	(135.6)	—
Loans to affiliates	(14,073.5)	(530.2)	—	(3,185.0)	17,788.7	—
Repayments of loans from affiliates	8,539.6	793.0	—	1,914.1	(11,246.7)	—
Payments for product rights and other, net	—	3.3	—	(363.5)	—	(360.2)
Net cash (used in) investing activities	(11,135.7)	(863.0)	—	(2,078.0)	6,456.0	(7,620.7)
Cash flows from financing activities:
Payments of financing fees	(112.6)	—	—	—	—	(112.6)
Change in short-term borrowings, net	—	—	—	40.8	—	40.8
Proceeds from issuance of long-term debt	11,652.6	—	—	99.6	—	11,752.2
Payments of long-term debt	(400.0)	(3,400.0)	—	(2,496.3)	—	(6,296.3)
Proceeds from exercise of stock options	13.8	—	—	—	—	13.8
Taxes paid related to net share settlement of equity awards	(17.5)	—	—	—	—	(17.5)
Contingent consideration payments	—	—	—	(35.5)	—	(35.5)
Capital contribution from affiliates	—	—	—	49.6	(49.6)	—
Capital payments to affiliates	—	—	—	(135.6)	135.6	—
Payments on borrowings from affiliates	—	(3,021.9)	—	(8,224.9)	11,246.8	—
Proceeds from borrowings from affiliates	—	6,961.2	—	10,827.6	(17,788.8)	—
Acquisition of noncontrolling interest	—	—	—	(1.1)	—	(1.1)
Other items, net	—	(16.2)	—	17.0	—	0.8
Net cash provided by financing activities	11,136.3	523.1	—	141.2	(6,456.0)	5,344.6
Effect on cash of changes in exchange rates	—	—	—	(8.3)	—	(8.3)
Net increase (decrease) in cash and cash equivalents	0.3	(858.2)	—	620.7	—	(237.2)
Cash and cash equivalents — beginning of period	—	870.5	—	365.5	—	1,236.0
Cash and cash equivalents — end of period	$0.3	$12.3	$—	$986.2	$—	$998.8
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$—	$16.0	$—	$16.0
Ordinary shares issued for acquisition	$1,281.7	$—	$—	$—	$—	$1,281.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(57.5)	$(707.2)	$—	$2,773.2	$—	$2,008.5
Cash flows from investing activities:
Capital expenditures	—	(85.4)	—	(277.5)	—	(362.9)
Change in restricted cash	—	(3.6)	—	25.4	—	21.8
Cash paid for acquisitions, net	—	—	—	(693.1)	—	(693.1)
Purchase of marketable securities	—	—	—	(62.1)	—	(62.1)
Proceeds from sale of marketable securities	—	—	—	33.1	—	33.1
Investments in affiliates	—	(607.9)	—	—	607.9	—
Loans to affiliates	(1,097.5)	(5,856.4)	—	(7,682.2)	14,636.1	—
Repayments of loans from affiliates	—	358.5	—	1,198.5	(1,557.0)	—
Payments for product rights and other, net	—	(1.5)	—	(505.0)	—	(506.5)
Net cash used in investing activities	(1,097.5)	(6,196.3)	—	(7,962.9)	13,687.0	(1,569.7)
Cash flows from financing activities:
Payment of financing fees	(104.4)	(26.0)	—	—	—	(130.4)
Purchase of ordinary shares	(67.5)	—	—	—	—	(67.5)
Change in short-term borrowings, net	—	—	—	(329.2)	—	(329.2)
Proceeds from convertible note hedge	—	1,970.8	—	—	—	1,970.8
Proceeds from issuance of long-term debt	999.2	2,540.0	—	—	—	3,539.2
Payment of long-term debt	—	(4,484.1)	—	—	—	(4,484.1)
Proceeds from exercise of stock options	44.4	53.3	—	—	—	97.7
Taxes paid related to net share settlement of equity awards	—	(25.9)	—	(5.9)	—	(31.8)
Capital contribution from affiliates	—	—	—	607.9	(607.9)	—
Proceeds from borrowings from affiliates	283.2	8,779.7	—	5,573.2	(14,636.1)	—
Payments on borrowings from affiliates	—	(1,198.5)	—	(358.5)	1,557.0	—
Acquisition of noncontrolling interest	—	—	—	(11.7)	—	(11.7)
Other items, net	—	51.8	—	—	—	51.8
Net cash provided by financing activities	1,154.9	7,661.1	—	5,475.8	(13,687.0)	604.8
Effect on cash of changes in exchange rates	—	—	—	(33.1)	—	(33.1)
Net (decrease) increase in cash and cash equivalents	(0.1)	757.6	—	253.0	—	1,010.5
Cash and cash equivalents — beginning of period	0.1	112.9	—	112.5	—	225.5
Cash and cash equivalents — end of period	$—	$870.5	$—	$365.5	$—	$1,236.0
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$—	$18.0	$—	$18.0
Ordinary shares issued for acquisition	$6,305.8	$—	$—	$—	$—	$6,305.8

16.	Restructuring
On December 5, 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline its operations globally. On November 3, 2017, the Company committed to additional restructuring actions. Since 2015, the Company has made a number of significant acquisitions, and as part of the holistic, global integration of these acquisitions, the Company is focused on how to best optimize and maximize all of its assets across the organization and across all geographies.
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met.
The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. For the restructuring activities that have been initiated to date, the Company estimates that it will incur aggregate pre-tax charges ranging between $375.0 million and $450.0 million, inclusive of the 2016 and 2017 restructuring charges. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2015 to December 31, 2017:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2015:	$14.8	$—	$14.8
Charges	148.1	1.6	149.7
Cash payment	(24.3)	—	(24.3)
Balance at December 31, 2016:	$138.6	$1.6	$140.2
Charges (1)	107.4	80.6	188.0
Cash payment	(150.0)	(2.4)	(152.4)
Reclassifications	(8.3)	8.3	—
Utilization	—	(74.4)	(74.4)
Foreign currency translation	5.2	0.4	5.6
Balance at December 31, 2017:	$92.9	$14.1	$107.0
____________

(1)
For the year ended December 31, 2017, total restructuring charges in North America, Europe, Rest of World, and Corporate/Other were approximately $48.0 million, $70.1 million, $36.5 million, and $33.4 million, respectively. For the year ended December 31, 2016, total restructuring charges in North America, Europe, and Rest of World were approximately $89.9 million, $55.3 million, and $4.5 million, respectively.

17.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 7 Financial Instruments and Risk Management for

further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2017 totaled approximately $545 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $94 million. These agreements are generally accounted for as asset acquisitions and may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product. A summary of our most significant collaboration and licensing agreements is included below:
Respiratory Delivery Platform
On December 23, 2011 the Company completed the acquisition of the respiratory delivery platform. Under the agreement, the development program for the respiratory delivery platform was transferred to the Company along with exclusive licenses and assignments of the intellectual property effective from the closing date. The Company is responsible for all development costs after the closing date. The Company will also lead the commercialization efforts in certain territories, including the U.S. and Europe. Pfizer is eligible to receive milestone payments, which are contingent upon the future product development achievements including regulatory approvals, market launches, sales targets and profitability.
In accordance with U.S. GAAP guidance regarding business combinations, the Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values. The fair value of the contingent consideration liability related to the estimate of future profit sharing and milestone payments was $360.7 million at December 31, 2017. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. We estimate the amount of development milestones that may be paid in the next twelve months to be approximately $60 million, a portion of which is accrued as contingent consideration. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued.
Momenta
On January 8, 2016, the Company entered into an agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept) (“ORENCIA®”). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, the Company and Momenta are jointly responsible for product development and equally share in the costs and profits of the products with Mylan leading the worldwide commercialization efforts.
Under the terms of the agreement, Momenta is eligible to receive additional contingent milestone payments for the development of biosimilar candidates. The Company paid $60 million related to certain milestones in 2016. There were no milestone payments in 2017. The total remaining amount of contingent milestone payments at December 31, 2017 was approximately $140 million.
On November 2, 2016, the Company and Momenta announced that dosing had begun in a Phase 1 study to compare the pharmacokinetics, safety and immunogenicity of M834, a proposed biosimilar of ORENCIA®, to U.S. and European Union sourced ORENCIA® in normal healthy volunteers. On November 1, 2017, the Company and Momenta announced that M834 did not meet its primary pharmacokinetic (PK) endpoints in the Phase 1 study to compare the pharmacokinetics, safety and immunogenicity of M834 to US- and EU-sourced ORENCIA® in normal healthy volunteers. The Company and Momenta continue to gather and analyze this data to determine the next steps for the program.
On January 3, 2018, the Company and Momenta announced the development strategy for M710, a proposed biosimilar to EYLEA® (aflibercept) (“EYLEA®”) injection. EYLEA® is the market-leading vascular endothelial growth factor (VEGF) inhibitor indicated for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema and diabetic retinopathy in patients with diabetic macular edema. The companies plan to initiate a pivotal clinical trial in patients in the first half of 2018.
In accordance with ASC 730, Research and Development and based upon the cost sharing provisions of the agreement, the Company is accounting for the contingent milestone payments related to the Momenta collaboration as non-refundable advance payments for services to be used in future R&D activities, which are required to be capitalized until the related services have been performed. More specifically, as costs are incurred within the scope of the collaboration, the Company will record its share of the costs as R&D expense. In addition to the upfront cash payment, during the year ended December 31, 2016 the Company incurred approximately $29.2 million of R&D expense related to this collaboration and approximately $31.9 million of R&D expense during the year ended December 31, 2017. To the extent the contingent milestone payments made by the Company exceed the liability incurred, a prepaid asset will be reflected on the Company’s Consolidated Balance Sheets. To the extent the contingent milestone payments made by the Company are less than the expense incurred, the difference between the payment and the expense will be recorded as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2017, approximately $8.1 million was recorded as a prepaid asset on the Consolidated Balance Sheets.
Theravance
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”), a novel once-daily nebulized long-acting muscarinic antagonist for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Under the terms of the agreement, Mylan and Theravance Biopharma are co-developing nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma is leading the U.S. registrational development program and Mylan is responsible for the reimbursement of Theravance Biopharma’s development costs for that program up until the approval of the first NDA, after which costs will be shared. In addition, Mylan is responsible for commercial manufacturing. In the U.S., Mylan is leading commercialization and Theravance Biopharma retains the right to co-promote the product under a profit-sharing arrangement. In addition to funding the U.S. registrational development program, the Company made a $30 million investment in Theravance Biopharma’s common stock during the first quarter of 2015, which is being accounted for as an available-for-sale security. The Company incurred $15 million in an upfront licensing payment during the year ended December 31, 2015. Under the terms of the agreement, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling $220 million in the aggregate. As of December 31, 2017, Mylan has paid a total of $30 million in milestone payments to Theravance Biopharma. On January 29, 2018, the Company announced that the FDA accepted for review the Companies’ recently submitted NDA for TD-4208 with a PDUFA target action date of November 13, 2018.
Biocon
The Company has entered into exclusive collaborations with Biocon Limited (“Biocon”) on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. Under the agreements with Biocon, Mylan has exclusive commercialization rights for the products under the collaborations in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries. Biocon has co-exclusive commercialization rights with Mylan for the products in the rest of the world. In December 2017, the FDA approved Mylan's Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab), co-developed with Biocon. Ogivri has been approved for all indications included in the label of the reference product, Herceptin, including for the treatment of HER2-overexpressing breast cancer and metastatic stomach cancer (gastric or gastroesophageal junction adenocarcinoma). Ogivri is the first FDA-approved biosimilar to Herceptin and the first biosimilar from Mylan and Biocon's joint portfolio approved in the U.S. Mylan anticipates potentially being the first company to commercialize a biosimilar to Herceptin. The Company continues to provide development funding related to this collaboration. As the timing of cash expenditures is dependent upon a number of factors, many of which are out of the Company’s control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.
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

18.	Litigation
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila, the EPD Business and branded generics business, and certain other acquisitions.

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters or the inability or denial of Merck KGaA, Strides Arcolab, Abbott, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.
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
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation (“Cambrex”) and Gyma Laboratories (“Gyma”) in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which was accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case then proceeded before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 775 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. On July 29, 2014, the court granted both plaintiffs’ motion to amend the complaint and their motion to dismiss 775 self-funded customers. The Court granted the plaintiffs’ motion for remittitur on August 18, 2017, reducing approximately $9.5 million from the full damages award. The Court entered final judgment on August 30, 2017 in the amount of approximately $67 million (not including post-judgment interest and fees and costs). Mylan filed a notice of appeal on September 15, 2017 with the United States Court of Appeals for the District of Columbia Circuit. Briefing in the appeal is ongoing and is expected to be completed by March 15, 2018. The total accrual for this matter at December 31, 2017 is approximately $29 million, which includes a $17 million charge recorded during 2017 as a result of the final judgment.

In connection with the Company’s appeal of the judgment, the Company maintains a surety bond underwritten by a third-party insurance company in the amount of $66.6 million.
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
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At December 31, 2017, the Company has accrued approximately $65.7 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. We are not aware of any outstanding related claims.
Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. On March 24, 2015, Mylan reached a settlement in principle with the putative indirect purchasers, and on November 20, 2015, Mylan entered into a settlement agreement with the putative indirect purchasers for approximately $16 million. Plaintiffs have not yet moved for preliminary approval of that settlement, but they have advised the Court that they intend to seek preliminary approval of that settlement. In December 2016, Mylan reached a settlement with the putative direct purchaser class and the retailer opt-out plaintiffs for $165 million, of which approximately $68.5 million was paid before December 31, 2016 and approximately $7.3 million was paid during 2017. The settlement with the retailer opt-out plaintiffs has been completed. On February 3, 2017, the putative direct purchaser class moved for preliminary approval of the settlement. The direct purchaser class’ motion for preliminary approval of the settlement was denied on August 29, 2017. The parties are engaging in a continuing dialogue to resolve this matter according to the terms of the settlement agreement. On June 8, 2017, Mylan and Apotex agreed to a settlement in principle. The settlement with Apotex has been completed. The Company has also received subpoenas from certain state Attorneys General requesting documents related to the modafinil patent litigation.
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
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. The petition was filed by the State of Louisiana purportedly in its capacity as an indirect purchaser. On May 16, 2016, the Judicial District Court deferred Mylan’s declinatory exception of no personal jurisdiction and its peremptory exception of prescription, and granted in part and denied in part Mylan’s peremptory exceptions of no cause of action and no right of action. On June 30, 2016, the plaintiff filed a supplemental and amended petition. The defendants filed a motion to strike and joint peremptory exceptions to the amended petition. On July 21, 2016, the plaintiff filed in the First Circuit Court of Appeal its application for a supervisory writ regarding the granting of defendant’s exceptions, which the defendants opposed. The appeal was denied on October 31, 2016. On April 20, 2016, the State of Louisiana filed a motion to consolidate the pending action with four other actions against other pharmaceutical manufacturers concerning products not related to modafinil, which Mylan opposed. On June 27, 2016, the Judicial District Court declined to consolidate Mylan’s case with the other four actions, with leave to renew the consolidation request after filing the above-

referenced amended petition. On July 21, 2016, the plaintiff filed a motion to reurge consolidation. Subsequently, the action to which plaintiff seeks to join Mylan was stayed, resulting in a stay of the consolidation motion. On December 8, 2016, Mylan’s peremptory exceptions of no cause of action with respect to the supplemental and amended petition were granted in their entirety and with prejudice and judgment was entered. On February 17, 2017, the plaintiff filed in the 19th Judicial District Court a motion for appeal, which the Judicial District Court granted on February 21, 2017. The appeal was lodged with the First Circuit Court of Appeal on April 4, 2017. Briefing on the appeal has been completed and an oral argument was held November 1, 2017. The First Circuit Court of Appeal has not yet ruled.
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in litigation pending in the Eastern District of Pennsylvania. On January 6, 2017, the case was transferred to the Eastern District of Pennsylvania. Mylan filed its answer to the complaint on March 31, 2017. United Healthcare filed an amended complaint adding MPI as a defendant, which was entered on January 30, 2018.
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
The Company has a total accrual of approximately $105.2 million related to this matter at December 31, 2017, which is included in other current liabilities in the Consolidated Balance Sheets.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014. Two additional complaints were subsequently filed by plaintiffs purporting to represent classes of direct purchasers of branded or generic Actos® and Actoplus Met®. On September 23, 2015, the District Court granted defendants’ motions to dismiss the indirect purchasers amended complaints with prejudice. The indirect purchasers filed a notice of appeal on October 22, 2015; however they did not appeal the District Court’s dismissal of claims asserted against Mylan. The putative direct purchaser class filed an amended complaint on January 8, 2016. Defendants’ motion to dismiss was filed on January 28, 2016 and the briefing has been completed. The case was stayed pending the resolution of the indirect purchasers’ appeal against the defendants remaining in that case. A decision was issued by the Second Circuit on February 8, 2017, reversing in part and affirming in part, the District Court’s decision as to the remaining defendants. Following this decision, the direct purchasers filed an amended complaint; Mylan’s motion to dismiss is pending.
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan has received additional requests for information and will continue to fully cooperate with the SEC.
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
Subsequent to these developments, on October 7, 2016, Mylan agreed to the terms of a $465 million settlement, plus interest, with the DOJ and other government agencies related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program. On August 17, 2017, two of Mylan’s subsidiaries - Mylan Inc. and Mylan Specialty L.P. - signed an agreement with the DOJ and two relators finalizing the $465 million settlement. The settlement agreement provided for resolution of all potential Medicaid rebate liability claims by the federal government, as well as potential claims by certain hospitals and other covered entities that participate in the 340B Drug Pricing Program. The settlement agreement allocated money to the Medicaid programs of all 50 states and established a framework for resolving all potential state Medicaid rebate liability claims within 60 days. All 50 states plus the District of Columbia have agreed to the settlement, and therefore, all potential state Medicaid rebate liability claims have been resolved. Both the federal and state matters have been dismissed through stipulations of dismissal. In connection with the settlement, Mylan Inc. and Mylan Specialty L.P. entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services. The CIA has a five-year term and requires, among other things, that an independent review organization annually review various matters relating to the Medicaid Drug Rebate Program. Neither the settlement agreement nor the CIA contains an admission or finding of wrongdoing. In connection with the settlement, Mylan Specialty L.P. has reclassified EpiPen® Auto-Injector as an innovator product for purposes of the Medicaid Drug Rebate Program effective April 1, 2017. The Company recorded an accrual of $465 million related to the settlement during the year ended December 31, 2016 and recorded an additional accrual for interest related to the settlement amount prior to the payment made in 2017.
Department of Veterans Affairs Request for Information
On June 30, 2017, the Company responded to a request for information from the Department of Veterans Affairs (“VA”) (acting on behalf of itself and other government agencies) requesting certain historical pricing data related to the EpiPen® Auto-Injector.  The Company and the VA are engaged in a continuing dialogue regarding the classification of the EpiPen® Auto-Injector as a covered drug under Section 603 of the Veterans Health Care Act of 1992, Public Law 102-585.  The EpiPen® Auto-Injector has been classified as a non covered drug with the VA based upon long standing written guidance from the federal government. The Company is fully cooperating with the VA.
SEC Request for Information/Subpoena
On October 7, 2016, Mylan received a document request from the Division of Enforcement at the SEC seeking communications with CMS and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program, and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the $465 million Medicaid Drug Rebate Program Settlement and the classification of the EpiPen® Auto-Injector under the Medicaid Drug Rebate Program. On February 6, 2017, Mylan received a subpoena from the SEC in this matter, seeking additional documents. Mylan has received additional requests for information and will continue to fully cooperate with the SEC.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the $465 million Medicaid Drug Rebate Program Settlement with the DOJ, including with respect to the determinations that the settlement amount should be recorded as a charge against earnings in the third quarter of 2016 rather than against any earlier periods, and that the settlement amount should be classified as an expense rather than a reduction of revenue. The Company responded to the comment letter in May 2017 and we will continue to respond to any additional correspondence from Corporation Finance. We believe that our accounting treatment for the aforementioned DOJ settlement is appropriate and consistent with all applicable accounting standards.
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
EpiPen® Auto-Injector Civil Litigation
Beginning in August 2016, Mylan Specialty L.P. and other Mylan-affiliated entities have been named as defendants in fifteen putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies also have been named as defendants in some of the class actions. These lawsuits were filed in the U.S. District Courts for the Northern District of California, Northern District of Illinois, District of Kansas, Eastern District of Michigan, Western District of Washington, District of New Jersey, the Southern District of Alabama, and the Western District of Pennsylvania, as well as the Hamilton County, Ohio Court of Common Pleas (later removed to the Southern District of Ohio). All of these lawsuits have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated through the filing of an amended complaint on October 17, 2017. Mylan filed a motion to dismiss the consolidated amended complaint on December 15, 2017. This motion has now been fully briefed and a decision is pending. A trial date has been scheduled for July 2020. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.

On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against Mylan Inc. and Mylan Specialty L.P. in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL in the U.S. District Court for the District of Kansas. In this lawsuit, Sanofi alleges exclusive dealings and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Mylan’s motion to dismiss was granted in part and denied in part on December 21, 2017. Mylan filed an answer and counterclaims on January 16, 2018. Sanofi filed its answer on February 6, 2018. We believe that Sanofi’s claims in this lawsuit are without merit and intend to defend against them vigorously.
On September 29, 2017, plaintiffs in a pending putative class action brought against certain pharmacy benefit managers (“PBMs”) in the U.S. District Court for the District of Kansas filed a motion for leave to file an amended complaint that would add Mylan N.V., Mylan Specialty, and MPI as additional defendants to this case. In the proposed amended complaint, plaintiffs bring claims under the Employee Retirement Income Security Act of 1974 for allegedly knowingly participating in conduct related to the pricing of EpiPen products that plaintiffs assert was a breach of fiduciary duties by the PBMs. The case has been transferred to the U.S. District Court for the District of Minnesota and plaintiffs’ motion for leave to file an amended complaint remains pending. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at December 31, 2017, which is included in other current liabilities in the Consolidated Balance Sheets. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 18 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, consolidated financial condition, results of operations, cash flows and/or ordinary share price in future periods.
Opioids
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
Mylan also has responded to a letter from the ranking member of the U.S. Senate Committee on Homeland Security and Governmental Affairs seeking information relating to sales, marketing and educational strategies for opioid products manufactured by Mylan. In connection with this matter, Senator Claire McCaskill issued a report on February 15, 2018 relating to payments by five drug manufacturers to third-party advocacy groups and professional societies. This report positively differentiated Mylan, finding that Mylan is “[a]t the other end of the spectrum” from the other companies whose payments were examined because Mylan made only de minimis payments, and to only one of the fourteen third-parties cited in the report.
Mylan has been named, along with numerous other manufacturers, distributors, and/or individual healthcare professionals, in certain civil lawsuits brought by plaintiffs, including local governmental entities generally asserting statutory and/or common law claims arising from the manufacture, distribution, marketing, and promotion of purported prescription opioids. The lawsuits seek damages, including punitive and/or exemplary damages, injunctive relief, attorneys’ fees and costs, and other relief. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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
Civil Litigation
On March 2, 2016, a putative class action was filed in the United States District Court for the Eastern District of Pennsylvania (“EDPA”) by indirect purchasers against Mylan and several other manufacturers, generally alleging anticompetitive conduct with respect to certain generic doxycycline and digoxin products. The complaint alleges harm under federal antitrust laws, state antitrust laws, state consumer protection laws and theories of unjust enrichment. Subsequently, additional cases were filed by putative classes of indirect purchasers, direct purchasers and an indirect reseller. These cases were consolidated in an MDL proceeding in the EDPA. Similar lawsuits were filed by direct and indirect purchasers in the EDPA, the Southern District of New York, the District of Puerto Rico and the District of New Jersey involving Mylan’s and other manufacturer’s pravastatin, divalproex, levothyroxine, propranolol, clomipramine, albuterol, benazepril and amitriptyline products (as well as non-Mylan products clobatesol, desonide, fluocinonide, econazole, lidocaine/prilocaine, glyburide, ursodiol and baclofen). All of the above-referenced lawsuits have also been consolidated in the MDL proceeding in the EDPA. Putative classes of direct purchasers, indirect purchasers, and indirect resellers filed consolidated complaints with respect to the products referenced above on August 15, 2017. Mylan is no longer a named defendant in the pravastatin lawsuits. The Court has sequenced the complaints into three separate product groups. Defendants’ filed motions to dismiss complaints in the first product group and decisions are pending. On January 22, 2018 three direct purchaser retailers filed a complaint against Mylan and other manufacturers asserting similar allegations with respect to the products identified above, as well as doxycycline monohydrate, glipizide-metformin, and verapamil. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
A complaint was filed on January 31, 2017 by putative classes of direct and indirect purchasers against MPI and other pharmaceutical manufacturers in the United States District Court for the District of Connecticut. Plaintiffs alleged anticompetitive conduct and RICO violations with respect to, among other things, certain Doxycycline products. Following the transfer of this case to the above-mentioned MDL, this action has been dismissed.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including Doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, Doxycycline Hyclate Delayed Release. On March 1, 2017, the complaint was amended to add the attorneys general of twenty additional states; the complaint alleges violation of federal and state antitrust laws, as well as violation of various states’ consumer protection laws. On July 17, 2017, another complaint containing similar allegations as those contained in the complaints referenced above was filed by four additional states and the District of Columbia. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On October 31, 2017, attorneys general of forty-five states, the District of Columbia and the Commonwealth of Puerto Rico filed a motion for leave to file a consolidated amended complaint (“proposed amended complaint”) against various drug manufacturers, including Mylan. Mylan is alleged to have engaged in anticompetitive conduct with respect to Doxycycline Hyclate Delayed Release, Doxycycline Monohydrate, Glipizide-Metformin, and Verapamil. The proposed amended complaint also includes claims asserted by attorneys general of thirty-four states and the Commonwealth of Puerto Rico against certain individuals, including Rajiv Malik, President of Mylan, with respect to Doxycycline Hyclate Delayed Release. The allegations in the proposed amended complaint are similar to those in the previously filed complaints. On December 8, 2016, the Defendants in the case - including Mylan - filed an opposition to the Attorneys General motion for leave to file a proposed amended complaint as to certain allegations. This motion has now been fully briefed and a decision is pending. We believe that the claims in this lawsuit against Mylan and Rajiv Malik are without merit and intend to defend against them vigorously.
Tax Court Proceeding
The Company's U.S. federal income tax returns for 2007 through 2011 have been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether the proceeds received by the Company in connection with the 2008 sale of its rights in nebivolol constituted a capital gain or ordinary income. On May 16, 2017, the Company and the IRS filed a joint stipulation of settled issues with the Tax Court that resolved all issues in this dispute. The final computations resulting from the stipulation were submitted to the Tax Court, which has issued the final order closing this case in 2018. The Company expects that a portion of its unrecognized tax benefits will be reduced as a result of the resolution of this dispute.
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
Citalopram
On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s decision to the General Court of the EU and a hearing took place on October 8, 2015. On September 8, 2016, the General Court dismissed all appeals against the European Commission’s decision. Mylan filed an appeal of the decision on November 18, 2016 to the European Court of Justice. The United Kingdom applied and was granted permission to intervene in this proceeding. The Company has accrued €7.4 million as of December 31, 2017 and 2016, respectively, related to this matter. Generics [U.K.] Limited has received notices from NHS Departments across the United Kingdom stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to Beecham Group plc, GlaxoSmithKline UK Limited, GlaxoSmithKline plc and SmithKline Beecham Limited (formerly, SmithKline Beecham plc) (together, “GlaxoSmithKline”), Generics [U.K.] Limited, Merck KGaA, Actavis UK Limited (formerly, Alpharma Limited), Xellia Pharmaceuticals ApS (formerly, Alpharma ApS) and Alpharma LLC (formerly, Zoetis Products LLC, Alpharma LLC, and Alpharma Inc.) (together, “Alpharma”), and Ivax LLC (formerly, Ivax Corporation) and Norton Healthcare Limited (which previously traded as Ivax Pharmaceuticals UK) (together, “Ivax”). Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections (“SSO”) to the above-referenced parties on October 21, 2014 and a hearing with regard to the SSO took place on December 19, 2014. The CMA issued a decision on February 12, 2016, finding that GlaxoSmithKline, Generics [U.K.] Limited, Merck KGaA and Alpharma, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which has been accrued for as of December 31, 2017. Generics [U.K.] Limited has appealed the decision. The hearing before the Competition Appeals Tribunal concluded on March 30, 2017 and the parties are presently awaiting a decision.
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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to Phenytoin, Alendronate Sodium and Reglan. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $8.4 million and $31.5 million at December 31, 2017 and December 31, 2016, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Intellectual Property
MPI filed with the FDA a Paragraph IV certification stating that approval of MPI’s Abbreviated New Drug Application (“ANDA”) for glatiramer acetate injection, 20 mg/mL will not infringe any valid claim of patents owned or controlled by Teva Pharmaceuticals USA, Inc., Yeda Research and Development Co., or their affiliates (for purposes of these paragraphs, “Plaintiffs”), listed in the FDA’s Orange Book. There are currently no unexpired patents for the product listed in the FDA’s Orange Book. On October 3, 2017, MPI received final FDA approval and launched its 20 mg/mL glatiramer acetate product in the United States.
MPI filed with the FDA a Paragraph IV certification stating that approval of MPI’s ANDA for glatiramer acetate injection, 40 mg/mL will not infringe any valid claim of patents owned or controlled by the Plaintiffs listed in the FDA’s Orange Book. On October 6, 2014, Plaintiffs filed suit against MPI and Mylan Inc. in the District Court for the District of Delaware seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. In February and March 2015, MPI and Mylan Inc. filed petitions with the Patent Trial and Appeal Board requesting inter partes review of the claims of three asserted patents. On August 24, 2016 and September 1, 2016, respectively, the Patent Trial and Appeal Board issued final written decisions finding all claims of three asserted patents unpatentable as obvious. After Plaintiffs’ requests for reconsideration of those decisions, the Patent Trial and Appeal Board issued revised final written decisions addressing issues raised in the requests for reconsideration and again finding all claims of three asserted patents unpatentable as obvious. On January 30, 2017, the Delaware District Court found, after trial, the asserted claims of the four patents-in-suit invalid as obvious. Plaintiffs have appealed both decisions, and those appeals are pending. On January 17, 2017, Plaintiffs filed suit against MPI and Mylan Inc. in the District Court for the Northern District of West Virginia asserting claims related to a process patent not listed in the FDA’s Orange Book seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. The West Virginia District Court granted Mylan’s request to transfer the case to the Delaware District Court. On December 11, 2017, Plaintiffs dismissed the litigation against Mylan related to the process patent.
On October 19, 2017, Teva Pharmaceutical Industries Ltd. commenced an action with the Irish High Court against Mylan Teoranta alleging that Mylan’s glatiramer acetate 40mg/mL product, which is manufactured in Ireland, approved by the FDA and is currently being sold in the U.S., infringes two European patents, EP (IE) 2 949 335 and EP (IE) 3 050 556. Teva subsequently dropped its infringement allegation related to the EP (IE) 3 050 556 patent. Teva is seeking damages and/or an account of profits from Mylan for the alleged infringement. Teva has also requested the Irish High Court to enjoin Mylan Teoranta from making, offering, putting on the market and/or using its glatiramer acetate 40mg/mL product in Ireland pending final determination of the action. A hearing on Teva’s Ireland injunction request was completed on January 16, 2018 and a decision is pending.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $15.4 million accrued related to these various other legal proceedings at December 31, 2017.

Mylan N.V.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in millions, except per share data)
Year Ended December 31, 2017

	Three-Month Period Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$2,719.5	$2,962.2	$2,987.1	$3,238.9
Gross profit	1,085.0	1,225.4	1,178.1	1,294.6
Net earnings (loss)	66.4	297.0	88.3	244.3
Earnings (loss) per share(1):
Basic	$0.12	$0.56	$0.17	$0.46
Diluted	$0.12	$0.55	$0.16	$0.46
Share prices(2):
High	$45.28	$40.09	$39.49	$42.31
Low	$35.81	$36.72	$29.63	$32.39
Year Ended December 31, 2016

	Three-Month Period Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$2,191.3	$2,560.7	$3,057.1	$3,267.8
Gross profit	907.0	1,171.7	1,283.3	1,335.0
Net earnings	13.9	168.4	(119.8)	417.5
Earnings per share(1):
Basic	$0.03	$0.33	$(0.23)	$0.78
Diluted	$0.03	$0.33	$(0.23)	$0.78
Share prices(2):
High	$54.09	$48.80	$49.92	$38.92
Low	$41.42	$38.62	$38.12	$34.14
____________

(1)	The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of ordinary shares outstanding.

(2)	Closing prices are as reported on NASDAQ.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is on page 84, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 86, which is incorporated herein by reference.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Certain information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Code of Ethics
The Mylan board of directors has adopted a Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Mylan Board also has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees. The Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller and the Code of Business Conduct and Ethics are posted on Mylan’s website at http://www.mylan.com/company/corporate-governance, and Mylan intends to post any amendments to and waivers from each of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller and the Code of Business Conduct and Ethics that are required to be disclosed on that website.

ITEM 11.	Executive Compensation
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The additional information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	13,168,768	$38.23	9,583,554
Equity compensation plans not approved by security holders	—	—	—
Total	13,168,768	$38.23	9,583,554

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	Principal Accounting Fees and Services
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2017	$59.0	16.8	6.0	(6.5)	$75.3
Year ended December 31, 2016	$33.6	15.6	13.0	(3.2)	$59.0
Year ended December 31, 2015	$25.7	10.5	0.3	(2.9)	$33.6
Valuation allowance for deferred tax assets:
Year ended December 31, 2017	$460.7	194.1	18.9	(10.9)	$662.8
Year ended December 31, 2016	$355.7	108.8	3.4	(7.2)	$460.7
Year ended December 31, 2015	$304.5	75.6	6.1	(30.5)	$355.7
____________

(1)	In 2016, this amount includes opening balances of businesses acquired in the period.

3.	Exhibits

2.1
Amended and Restated Business Transfer Agreement and Plan of Merger, dated November 4, 2014, between and among Abbott Laboratories, Mylan Inc., New Moon B.V. and Moon of PA Inc., filed as Annex A to the Registration Statement on Form S-4 filed with the SEC on November 5, 2014, as amended on December 9 and December 23, 2014, and incorporated herein by reference.^

2.2(a)
Irrevocable Undertaking, dated February 10, 2016, between Mylan N.V. and Stena Sessan Rederi AB, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.

2.2(b)
Irrevocable Undertaking, dated February 10, 2016, between Mylan N.V. and Fidim S.r.l., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.

2.2(c)
Shareholder Agreement, dated February 10, 2016, between Mylan N.V. and Stena Sessan Rederi AB, filed as Exhibit 2.3 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.^

2.2(d)
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

4.3(a)
Indenture, dated November 29, 2013, by and between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.3(b)
First Supplemental Indenture, dated November 29, 2013, by and between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.3(c)
Second Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Guarantor, and The Bank of New York Mellon, as Trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.3(d)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as Issuer, Mylan N.V., as Parent, and The Bank of New York Mellon, as Trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.5(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.4
Indenture, dated as of December 9, 2015, among Mylan N.V., Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 15, 2015, and incorporated herein by reference.

4.5
Indenture, dated as of June 9, 2016, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

4.6
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

4.7
Indenture, dated November 22, 2016, among Mylan N.V., as issuer, Mylan, Inc., as guarantor and Citibank, N.A., London Branch, as trustee, filed as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

4.8
Indenture, dated as of May 24, 2017, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and Citibank, N.A., London Branch, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 31, 2017, and incorporated herein by reference.

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
Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik for awards granted after February 27, 2015, filed as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.1(h)
Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted after February 27, 2015, filed as Exhibit 10.1(j) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.1(i)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted after February 27, 2015, filed as Exhibit 10.1(k) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.1(j)
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
Amendment to Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*

10.1(n)
Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 23, 2017, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*

10.1(o)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 23, 2017, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*

10.2(a)	Mylan Inc. Severance Plan, amended as of August, 2009, filed by Mylan Inc. as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.2(b)	Amendment to Mylan Inc. Severance Plan, dated July 13, 2014, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.*

10.3(a)
Retirement Benefit Agreement, dated December 31, 2004, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.3(b)
Amendment to Retirement Benefit Agreement, dated April 3, 2006, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.3(c)
Amendment to Retirement Benefit Agreement, dated December 22, 2008, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.3(d)
Amendment to Retirement Benefit Agreement, dated March 3, 2010, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.3(e)
Amendment to Retirement Benefit Agreement, effective as of January 1, 2012, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.6 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.3(f)
Amendment to Retirement Benefit Agreement, effective as of January 1, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.4
Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Heather Bresch filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.5
Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.6
Form of Retirement Benefit Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.7(a)
Transition and Succession Agreement, dated December 15, 2003, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.7(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 2, 2004, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.7(c)
Amendment No. 2 to Transition and Succession Agreement, dated April 3, 2006, between Mylan Inc. and Robert J. Coury filed by Mylan Inc. as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.7(d)
Amendment No. 3 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.8(a)
Amended and Restated Transition and Succession Agreement, dated December 31, 2007, between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.8(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.9(a)
Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.9(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.10(a)
Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.10(b)
Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.10(c)
Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.11
Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.12
Form of Transition and Succession Agreement Waiver Letter by and between Mylan Inc. and certain executive officers of Mylan Inc., filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.*

10.13
Transition and Succession Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*

10.14
Transition and Succession Agreement, dated March 24, 2017, between Mylan Inc. and Daniel M. Gallagher, filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference. *

10.15(a)
Mylan 401(k) Restoration Plan, dated January 1, 2010, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*

10.15(b)
Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.16(a)	Mylan Executive Income Deferral Plan, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 14, 2009, and incorporated herein by reference.*
10.16(b)
Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.17
The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.18
The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.19
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.20
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.21
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.22
Amended and Restated Executive Employment Agreement, dated January 8, 2016 and effective January 1, 2016, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.23
Executive Employment Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*

10.24
Executive Employment Agreement, dated March 24, 2017 and effective April 1, 2017, between Mylan Inc. and Daniel M. Gallagher, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference *

10.25
Retirement and Consulting Agreement, dated April 13, 2016, between Mylan Inc. and John D. Sheehan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*

10.26
Letter Agreement, entered into on November 4, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.27	Letter Agreement, dated June 3, 2016, among Mylan N.V., Mylan Inc., and Robert J. Coury, filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*
10.28(a)
Form of Performance-Based Stock Appreciation Rights Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed by Mylan Inc. as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.28(b)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed by Mylan Inc. as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.29(a)
Form of One-Time Special Five-Year Performance-Based Realizable Value Incentive Program Waiver Letter with respect to Stock Appreciation Rights, by and between Mylan Inc. and certain executive officers of Mylan Inc., filed by Mylan Inc. as Exhibit 10.56(a) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.29(b)
Form of One-Time Special Five-Year Performance-Based Realizable Value Incentive Program Waiver Letter with respect to Performance Based Restricted Stock Units, by and between Mylan Inc. and certain employees of Mylan Inc., filed by Mylan Inc. as Exhibit 10.56(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.29(c)
Form of Performance-Based Restricted Stock Unit Award Agreement under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program for Kenneth S. Parks, filed as Exhibit 10.66 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.*

10.29(d)
Form of Performance-Based Restricted Stock Unit Award Agreement under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program for Daniel M. Gallagher, filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference. *

10.30
Form of Waiver Letter with respect to Specified Award Agreements by and between Mylan N.V and Heather Bresch and Rajiv Malik, February 23, 2017, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference. *

10.31
Supplemental Health Insurance Program For Certain Officers of Mylan Inc., effective December 15, 2001, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.32
Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.33	Form of Indemnification Agreement between Mylan N.V. and each Director, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.*
10.34
Share Purchase Agreement, dated May 12, 2007, by and among Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH, Merck KGaA and Mylan Inc., filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.35
Amendment No. 1 to Share Purchase Agreement, dated October 1, 2007, by and among Mylan Inc. and Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH and Merck KGaA, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

10.36
Share Purchase Agreement, dated July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed by Mylan Inc. as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.

10.37
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among Mylan Inc., Mylan Institutional Inc., Strides Pharma Asia Pte Ltd (Agila Specialties Asia Pte Ltd), and the promoters named therein, filed by Mylan Inc. as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.38
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among Mylan Inc., Mylan Laboratories Limited, Strides Arcolab Limited, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.39
Restrictive Covenants Agreement, effective February 27, 2013, by and among Mylan Inc., Strides Arcolab Limited, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.40(a)
Completion Deed, effective February 27, 2013, by and among Mylan Inc., Strides Arcolab Limited, Agila Specialties Asia Pte Ltd, and the promoters named therein, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.40(b)
Amendment to Completion Deed, effective December 4, 2013, by and among Mylan Institutional Inc., Mylan Laboratories Limited, Strides Arcolab Limited, Strides Pharma Asia Pte Ltd (f/k/a Agila Specialties Asia Pte Ltd), and the promoters named therein, filed by Mylan Inc. as Exhibit 10.53(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.†

10.41
Agila Global Guarantee Deed, effective February 27, 2013, by and between Mylan Inc. and Strides Arcolab Ltd., filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.42
Call Option Agreement between Mylan N.V. and Stichting Preferred Shares Mylan, dated April 3, 2015, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 3, 2015, and incorporated herein by reference.

10.43(a)
Revolving Credit Agreement, dated November 22, 2016, among Mylan N.V., Mylan Inc., as a guarantor, the lenders and issuing banks party thereto and Bank of America, N.A., as the administrative agent, filed as Exhibit 10.62 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

10.43(b)
Amendment, dated as of November 3, 2017, to the Revolving Credit Agreement dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.

10.44(a)
Term Credit Agreement, dated November 22, 2016, among Mylan N.V., Mylan Inc., as a guarantor, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.63 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

10.44(b)
Amendment, dated as of November 3, 2017, to the Term Credit Agreement dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.

10.45
Guarantee Agreement, dated as of December 22, 2016, among Meda AB (publ), Mylan N.V. and AB Svensk Exportkredit (publ), filed as Exhibit 10.64 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

10.46
Guarantee, dated December 20, 2016, by Mylan N.V. of Meda AB (publ)’s obligations under the 2013/2018 SEK 600,000,000 floating rate notes and 2014/2019 SEK 750,000,000 floating rate notes issued by Meda AB (publ), filed as Exhibit 10.65 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

10.47	Form of Dealer Agreement among Mylan N.V., Mylan Inc. and the Dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on June 8, 2017, and incorporated herein by reference.

10.48
Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 21, 2017, and incorporated herein by reference.

10.49
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

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

Mylan N.V.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2018.

Signature	Title

/s/ HEATHER BRESCH	Chief Executive Officer and Director
Heather Bresch	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Chief Financial Officer
Kenneth S. Parks	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Senior Vice President and Chief Accounting Officer
Paul B. Campbell	(Principal Accounting Officer)

/s/ ROBERT J. COURY	Chairman and Director
Robert J. Coury

/s/ WENDY CAMERON	Director
Wendy Cameron

/s/ ROBERT J. CINDRICH	Director
Robert J. Cindrich

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ SJOERD S. VOLLEBREGT	Director
Sjoerd S. Vollebregt

/s/ RANDALL L. VANDERVEEN, PH.D.	Director
Randall L. Vanderveen, Ph.D.