Form 10-K/A
period 2017-12-31
Mylan N.V.
filed 2018-04-30
CIK 1623613

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

The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of April 25, 2018 was 515,420,019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 1, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2017. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, the “Company,” “Mylan,” “our,” and “we” mean Mylan N.V. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Global Select Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States of America (“U.S.”).

Forward-Looking Statements

This Amendment contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our products; any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market, including, but not limited to, where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s ability to execute on new product opportunities, including but not limited to products in our biosimilar pipeline; any changes in or difficulties with our manufacturing facilities, supply chain or inventory or our ability to meet anticipated demand; the scope, timing and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our financial condition, results of operations and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition (the “EPD Transaction”) of Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the Original Filing and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Amendment and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Amendment.

Reconciliation of Non-GAAP Financial Measures

This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including, but not limited to, adjusted diluted earnings per share (“adjusted EPS”), adjusted free cash flow and return on invested capital (“ROIC”), are presented in order to supplement investors’ and other readers’ understanding and assessment of Mylan’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance and incentive-based awards. In addition, primarily due to acquisitions, Mylan believes that an evaluation of its ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using the adjusted metrics included herein, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the adjusted EPS metric and the adjusted free cash flow metric. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

MYLAN N.V.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2017

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages, and positions of Mylan’s executive officers as of April 30, 2018, are as follows:

Heather Bresch	48	Chief Executive Officer (principal executive officer)
Rajiv Malik	57	President
Kenneth S. Parks	54	Chief Financial Officer (principal financial officer)
Daniel M. Gallagher	45	Chief Legal Officer
Anthony Mauro	45	Chief Commercial Officer

Ms. Bresch and Mr. Malik also are members of Mylan’s Board of Directors (the “Board”). A discussion of their respective business experience and other relevant biographical information is provided under “Mylan’s Board” below.

Mr. Parks has served as Chief Financial Officer since June 2016. Mr. Parks previously served as chief financial officer for WESCO International, Inc. (“WESCO”), a leading provider of electrical, industrial and communication products, from June 2012 to May 2016, where he led all aspects of the finance function. From June 2012 to December 2013, Mr. Parks also served as a vice president, and starting in January 2014, he served as senior vice president at WESCO. Prior to joining WESCO, Mr. Parks spent the majority of his career at United Technologies Corporation (“UTC”) in a variety of U.S. and international finance roles. He most recently served as vice president, Finance, for the $7 billion UTC Fire & Security division from 2008 to February 2012.

Mr. Gallagher has served as Chief Legal Officer since April 2017. Mr. Gallagher previously served as president of Patomak Global Partners, a financial services consulting firm, from January 2016 to March 2017. From November 2011 to October 2015, he served as a commissioner of the SEC. As commissioner, he called for reform on various corporate governance issues, advocated for conducting a comprehensive holistic review of equity market structure issues, and encouraged building the SEC’s fixed income market expertise. Before being appointed commissioner, Mr. Gallagher also served on the staff of the SEC in several capacities, including as counsel to SEC Commissioner Paul Atkins and Chairman Christopher Cox, working on matters involving the Division of Enforcement and the Division of Trading and Markets. Mr. Gallagher served as deputy director and co-acting director of the Division of Trading and Markets from 2008 to 2010, where he was on the front lines of the agency’s response to the financial crisis, including representing the SEC in the Lehman Brothers liquidation. Mr. Gallagher has significant private-sector experience, having been a partner in the Washington, D.C. office of WilmerHale, and senior vice president and general counsel of Fiserv Securities, Inc.

Mr. Mauro has served as Chief Commercial Officer since January 2016. Prior to that date, Mr. Mauro served as President, North America, of Mylan since January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. In his 22 years at Mylan, Mr. Mauro has held roles of increasing responsibility, including Chief Operating Officer for Mylan Pharmaceuticals ULC in Canada and Vice President of Strategic Development, North America, and Vice President of Sales, North America for Mylan.

Each executive officer listed above, other than Messrs. Parks and Gallagher, was an executive officer of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Transaction, and became an officer of Mylan N.V. on such date in connection with the EPD Transaction.

Pursuant to the Rules for the Board of Directors of Mylan N.V., the Board appoints the Chief Executive Officer (“CEO”) and may appoint, or delegate authority to the Chairman or the CEO to appoint, a President, a Chief Financial Officer, a Chief Legal Officer, a Secretary and any other Mylan officers as the Board, the Chairman or the CEO may desire. Each officer appointed by Mylan’s Board, the Chairman or the CEO, holds office until his or her successor shall have been appointed, or until his or her death, resignation or removal. Officers of Mylan who are appointed by the Board can be removed by it, and the Board may delegate to the Chairman or the CEO the right to remove any officer the Chairman or the CEO has appointed (though not any officer directly appointed by the Board).

Mylan’s Board

Mylan’s Board currently consists of 11 directors, each of whom is either an executive director or a non-executive director pursuant to applicable Dutch law. On April 29, 2018, the Board voted to increase the size of the Board to 12 directors, effective after the 2018 Annual General Meeting of Shareholders (the “2018 AGM”). Ms. Cameron will retire from the Board effective June 29, 2018, and therefore has not been nominated for re-election. On February 22, 2018, the Board nominated Pauline van der Meer Mohr and on April 29, 2018, the Board nominated Harry A. Korman, each to be elected by shareholders at the 2018 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting held after his or her respective election.

Executive directors are responsible for the daily management and operation of the Company, and non-executive directors are responsible for overseeing and monitoring the performance of the executive directors.

Consistent with established Dutch law and the Company’s Articles of Association, executive directors and non-executive directors are appointed by the general meeting from a binding nomination proposed by Mylan’s Board. If appointed, each director’s term begins at the general meeting at which he or she is appointed and, unless such director resigns or is suspended or dismissed at an earlier date, his or her term of office lapses immediately after the next annual general meeting held after his or her appointment.

Name	Age(2)	Other Positions with Mylan and Principal Occupation	Has served as director since(3)
Heather Bresch(1)	48	Chief Executive Officer	2011
Wendy Cameron(4)	58	Director and Co-Owner, Cam Land LLC	2002
Hon. Robert J. Cindrich	74	President, Cindrich Consulting, LLC	2011
Robert J. Coury	57	Chairman	2002
JoEllen Lyons Dillon	54	Retired Executive Vice President, Chief Legal Officer and Corporate Secretary, The ExOne Company	2014
Neil Dimick, C.P.A.(5)	68	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation	2005
Melina Higgins	50	Retired Partner and Managing Director, Goldman Sachs	2013
Rajiv Malik(1)	57	President	2013
Mark W. Parrish	62	Lead Independent Director and Vice Chairman; Chief Executive Officer, TridentUSA Health Services	2009
Randall L. (Pete) Vanderveen, Ph.D	67	Retired Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement, School of Pharmacy, University of Southern California	2002
Sjoerd S. Vollebregt	63	Chairman, Supervisory Board of Heijmans N.V.; Chairman, Advisory Board of Airbus Defence and Space Netherlands B.V.; Chairman, Economic Development Board Drecht Cities	2017
Nominated for election for the first time at the 2018 AGM
Harry A. Korman	60	Retired Chief Operating Officer and Former Consultant to Mylan Inc.
Pauline van der Meer Mohr	58	Former President of the Executive Board at Erasmus University, Rotterdam

(1)	Refers to an executive director. All other directors listed above are non-executive directors.

(2)	Ages as of April 30, 2018.

(3)

Includes service as director of Mylan Inc. and Mylan N.V. Each director listed above, other than Mr. Vollebregt (as well as Mr. Korman and Ms. van der Meer Mohr who are not currently directors of Mylan but will be nominated for the first time at the 2018 AGM), was a director of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Transaction, and became a director of Mylan N.V. on such date in connection with the EPD Transaction.

(4)	Ms. Cameron will retire from the Board effective June 29, 2018 and, therefore, has not been nominated for re-election.

(5)	C.P.A. distinction refers to “inactive” status.

Heather Bresch. Ms. Bresch has served as Mylan’s CEO since January 1, 2012. Throughout her 26-year career with Mylan, Ms. Bresch has held roles of increasing responsibility in more than 15 functional areas. Prior to becoming CEO, Ms. Bresch served as the Company’s President, where she was responsible for its day-to-day operations. Before that, she served as Chief Operating Officer and Chief Integration Officer, leading the successful integration of two international acquisitions – Matrix Laboratories and Merck KGaA’s generics business — which more than doubled Mylan’s size and transformed it from a purely U.S. company to a global one.

As CEO, Ms. Bresch has been leading the next chapter of Mylan’s growth and performance, pursuing a strategy that already has produced a sustainable organization that is making great strides in its mission of delivering better health for a better world by providing 7 billion people access to high quality medicine. In continuing to execute on this strategy, Ms. Bresch is focused on further diversifying the Company in terms of products, markets and channels, a process proven to expand access and generate durable cash flows that can be reinvested to further differentiate Mylan and position it to support the transformation of outdated healthcare systems.

To achieve Mylan’s goals, Ms. Bresch emphasizes a collaborative company culture focused on leading, learning, teaching and performing to inspire innovation and help set new standards in healthcare. She also remains a vocal champion of initiatives and policy changes aimed at removing access barriers. Among her policy priorities is increasing generic utilization, driving biosimilars interchangeability, stemming the tide of HIV/AIDS, ensuring a fair and a level competitive playing field, and strengthening the global supply chain to make it safer.

Ms. Bresch served as chair of the U.S. Generic Pharmaceutical Association’s board of directors in 2016, 2005, and 2004, and as vice chair in 2003 and 2006. She is a frequent speaker on issues such as affordable healthcare and global competitiveness, and has testified before the U.S. Congress and the Food and Drug Administration (the “FDA”) on issues related to access to medicine. Ms. Bresch is the pharmaceutical industry’s first female CEO of a Fortune 500 company and has been named by Fortune magazine as one of its “50 Most Powerful Women.” Ms. Bresch’s qualifications to serve on Mylan’s Board, include, among others, her leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; her knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and her knowledge and expertise regarding political and public policy healthcare-related matters, public company management and leadership and international business transactions and integration.

Wendy Cameron. Ms. Cameron has served as Co-Owner and Director of Cam Land LLC, a harness racing business in Washington, Pennsylvania, since January 2003. From 1981 to 1998, she was vice president, Divisional Sales & Governmental Affairs, Cameron Coca-Cola Bottling Company, Inc. Ms. Cameron served as chairman of the Washington Hospital Board of Trustees and of the Washington Hospital Executive Committee until she stepped down in 2012. She was a member of the hospital’s board of trustees from 1997 through 2012 and a member of the Washington Hospital Foundation board from 1993 through 2012. In addition to being a business owner and having held an executive position with one of the nation’s largest bottlers for nearly 20 years, Ms. Cameron has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Ms. Cameron’s qualifications to serve on Mylan’s Board include, among others, her independence, business experience, leadership, and judgment. On February 20, 2018, Ms. Cameron notified the Company that she will retire from the Board effective as of the end of her term at the 2018 AGM.

Hon. Robert J. Cindrich. Since February 2011, Judge Cindrich has been serving as president of Cindrich Consulting, LLC, a business and healthcare consulting company that advises clients on corporate governance, compliance and business strategies. From October 1, 2013, through January 31, 2014, he served as interim general counsel for United States Steel Corporation (“U.S. Steel”) (NYSE: X), an integrated steel producer of flat-rolled and tubular products. Judge Cindrich joined Schnader Harrison Segal & Lewis (“Schnader”), a law firm, as legal counsel in April 2013 and took a temporary leave of absence on October 1, 2013, to join U.S. Steel as interim general counsel, returning to Schnader after his time there and remaining until December 2017. In May 2012, he joined the board of directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), which provides healthcare information technology solutions, where he served until April 2015. From 2011 through 2012, Judge Cindrich served as a senior advisor to the Office of the President of the University of Pittsburgh Medical Center (“UPMC”), an integrated global health enterprise. From 2004 through 2010, Judge Cindrich was a senior vice president and the chief legal officer of UPMC. From 1994 through January 2004, Judge Cindrich served as a judge on the U.S. District Court for the Western District of Pennsylvania. Prior to that appointment, he was active as an attorney in government and private practice, including positions as the U.S. Attorney for the Western District of Pennsylvania and as the Allegheny County Assistant Public Defender and Assistant District Attorney. Judge Cindrich’s qualifications to serve on Mylan’s Board include, among others, his knowledge and expertise regarding legal and regulatory matters, compliance, corporate governance, issues affecting the healthcare industry and public company risk management oversight and strategy.

Robert J. Coury. Robert J. Coury is the Chairman of Mylan N.V. Under his continuing visionary leadership and strategic direction, Mylan has transformed from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world in terms of revenue, earning spots on both the S&P 500 and, prior to the Company’s reincorporation outside of the U.S. in 2015, the Fortune 500. Mr. Coury first was elected to Mylan’s Board in February 2002, having served since 1995 as a strategic advisor to the Company. He became the Board’s Vice Chairman shortly after his election and served as CEO from September 2002 until January 2012. He served as Executive Chairman from 2012 until June 2016, when he ceased to be an employee and became Chairman.

Since 2007, Mr. Coury has led Mylan through a series of transactions totaling approximately $25 billion, which transformed Mylan into a global powerhouse within the highly competitive pharmaceutical industry, with a global workforce of approximately 35,000 and products sold in more than 165 countries. In 2007, Mylan purchased India-based Matrix Laboratories Limited, a major producer of active pharmaceutical ingredients, and the generics and specialty pharmaceuticals business of Europe-based Merck KGaA. Subsequent acquisitions under Mr. Coury’s leadership further expanded Mylan into new therapeutic categories and greatly enhanced its geographic and commercial footprint. In 2010, Mylan acquired Bioniche Pharma (“Bioniche”), a global injectables business in Ireland; in 2013, Mylan acquired India-based Agila Specialties, a global injectables company; and in 2015, Mylan acquired the EPD Business and Famy Care Ltd.’s women’s healthcare businesses. More recently, Mylan acquired Meda AB (publ.) (“Meda”), a leading international specialty pharmaceutical company that sells prescription and over-the-counter products and the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC.

During this period of expansion, Mr. Coury’s vision and leadership led to the building of an unmatched, high quality foundation for the future, supporting Mylan’s mission of providing the world’s 7 billion people with access to high quality medicine and benefiting investors, patients, customers and other stakeholders. Before becoming Executive Chairman, Mr. Coury also executed a successful executive leadership transition after cultivating and developing a powerful leadership team. Grooming executive talent from within and recruiting dynamic leaders from outside Mylan both were key components of the Company’s past, current and future growth strategies.

Mr. Coury’s qualifications to serve on Mylan’s Board include, among others, demonstrated outstanding business acumen and strong business judgment.

JoEllen Lyons Dillon. Ms. Dillon served most recently as chief legal officer and corporate secretary of The ExOne Company (“ExOne”) (NASDAQ: XONE), a global provider of three-dimensional printing machines, from March 2013 to August 2017, and as executive vice president from December 2014 to August 2017. Previously, she was a legal consultant on ExOne’s initial public offering. Prior to that, Ms. Dillon was a partner with Reed Smith LLP, a law firm, from 2002 until 2011. She previously had been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a partner in 1997. Ms. Dillon is a member of the board of trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and has previously served as chair and audit committee chair. Ms. Dillon’s qualifications to serve on Mylan’s Board include, among others, her knowledge and expertise regarding legal and regulatory matters, financial matters, compliance, corporate governance, public company oversight and international business and strategy.

Neil Dimick, C.P.A* Currently retired, Mr. Dimick previously served as executive vice president and chief financial officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was senior executive vice president and chief financial officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that, Mr. Dimick served as a partner with Deloitte & Touche LLP (“Deloitte”) for eight years. Mr. Dimick also serves on the board of directors of Resources Connection, Inc. (NASDAQ: RECN). Mr. Dimick also served on the boards of directors of WebMD Health Corp. from 2005 to September 2017, at which time it was purchased by Internet Brands, a portfolio company of investment funds affiliated with Kohlberg Kravis Roberts & Co., LP; Alliance HealthCare Services, Inc. from 2002 to August 2017, at which time it was purchased by Tahoe Investment Group Co., Ltd.; and Thoratec Corporation from 2003 to October 2015, at which time it was purchased by St. Jude Medical, Inc. Mr. Dimick’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding accounting, finance, the healthcare industry, international business, corporate governance, public company management, oversight and strategy, and international business transactions.

Melina Higgins. Currently retired, Ms. Higgins held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS), a global investment banking, securities and investment management firm, including partner and managing director, during her nearly 20-year career at the firm from 1989 to 1992 and 1994 to 2010. During her tenure there, Ms. Higgins served as a member of the Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments and was one of the largest alternative asset managers in the world. She also served as head of the Americas and as cochairperson of the Investment Advisory Committee for GS Mezzanine Partners funds, which managed over $30 billion of assets and were global leaders in their industry. Ms. Higgins also is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. In September 2013, Ms. Higgins joined the board of directors of Genworth Financial Inc. (NYSE: GNW), an insurance company. In January 2016, Ms. Higgins became non-executive chairman of Antares Midco Inc., a private company that provides financing solutions for middle-market, private equity-backed transactions. Ms. Higgins’ qualifications to serve on Mylan’s Board include, among others, her experience and expertise in finance, capital markets, international business and strategy, and international business transactions.

Rajiv Malik. Mr. Malik has served as Mylan’s President since January 1, 2012 and has more than 35 years of experience in the pharmaceutical industry. Previously, Mr. Malik held various senior roles at Mylan, including Executive Vice President and Chief Operating Officer from July 2009 to December 2012, and Head of Global Technical Operations from January 2007 to July 2009. Mr. Malik has been integral in developing the strategies for the company’s acquisitions and, more importantly, in the execution and integration of acquisitions, specifically the generics business of Merck KgaA; the injectables business of Bioniche; Agila Specialties, a global injectables company; the EPD Business; Famy Care Ltd.’s women’s healthcare businesses; Meda, a leading international specialty pharmaceutical company that sells prescription and over-the-counter products; and most recently, the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC.

Mr. Malik oversees the day-to-day operations of the Company which includes commercial, scientific affairs, manufacturing, supply chain and quality as well as business development and information technology. Mr. Malik has been instrumental in expanding and optimizing Mylan’s product portfolio, leveraging Mylan’s global research and development capabilities and expanding Mylan’s presence in emerging markets. Previously, he served as chief executive officer of Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as head of global development and registrations for Sandoz GmbH from September 2003 to July 2005. Prior to joining Sandoz GmbH, Mr. Malik was head of global

*	C.P.A. distinction refers to “inactive” status.

regulatory affairs and head of pharma research for Ranbaxy from October 1999 to September 2003. Mr. Malik’s qualifications to serve on Mylan’s Board include, among others, his leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding global regulatory matters, public company management and leadership, and international business transactions and integration.

Mark W. Parrish. Mr. Parrish has served as the Lead Independent Director and Vice Chairman of Mylan’s Board since August 2017. He has served as chief executive officer of TridentUSA Health Services, a provider of mobile X-ray and laboratory services to the long-term care industry, since 2008 and served as chairman from 2008 to 2013. Since January 2013, Mr. Parrish also has served on the board of directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology. Mr. Parrish also serves on the boards of directors of Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, and GSMS, a private company that specializes in meeting unique labeling and sizing needs for its customers and pharmaceutical packaging, serialization and distribution. From 2001 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) and its affiliates, including chief executive officer of Healthcare Supply Chain Services for Cardinal from 2006 to 2007. Mr. Parrish also serves as president of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and as senior adviser to Frazier Healthcare Ventures, a healthcare oriented growth equity firm. Mr. Parrish’s qualifications to serve on Mylan’s Board include, among others, his experience as a chief executive officer; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding compliance, corporate governance, risk management oversight, supply chain, the healthcare industry and technology, public company management and strategy, and international business transactions.

Randall L. (Pete) Vanderveen, Ph.D. Currently retired, Dr. Vanderveen most recently was Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement at the School of Pharmacy, University of Southern California in Los Angeles, California from 2015 to August 2017. Dr. Vanderveen previously served as Dean, Professor and John Stauffer Decanal Chair of the USC School of Pharmacy from 2005 to 2015, where he was named “Outstanding Pharmacy Dean in the Nation” in 2013 by the American Pharmacist Association. From 1998 to 2005, he served as Dean and Professor of Pharmacy of the School of Pharmacy and the Graduate School of Pharmaceutical Sciences at Duquesne University, before which he was Assistant Dean at Oregon State University from 1988 to 1998. Dr. Vanderveen has an extensive pharmaceutical and academic background. In addition, Dr. Vanderveen has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities and management of Mylan, among other matters. Dr. Vanderveen’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding the healthcare industry, pharmaceuticals and pharmacy practice, public healthcare policy and economics, and scientific matters.

Sjoerd S. Vollebregt. Mr. Vollebregt has been chairman of the Supervisory Board of Heijmans N.V., a Euronext Amsterdam listed company that operates in property development, residential building, non-residential building, roads and civil engineering, since 2015; chairman of the Advisory Board of Airbus Defence and Space Netherlands B.V., a subsidiary of Airbus SE, a Euronext Paris listed company, that develops solar arrays, satellite instruments and structures for launchers, since 2015; and chairman of the Economic Development Board Drecht Cities, a strategic collaboration between business, education and government in Drecht Cities, Netherlands, since December 2016. Mr. Vollebregt had served as chairman of the Executive Board of Stork B.V. and its predecessor from 2002 to 2014, which was an Amsterdam Stock Exchange-listed industrial group until 2008, consisting of a global provider of knowledge-based maintenance, modification and asset integrity products and services, food and textile equipment manufacturer and chief executive officer of Fokker Technologies Group B.V., an aerospace company and a Stork B.V. subsidiary from 2010 to 2014. Previously, Mr. Vollebregt served as a member of the Supervisory Board of TNT Express N.V., an international courier delivery services company, from 2013 to 2016, and has held various other senior positions at Excel plc, Ocean plc, Intexo Holding and Royal Van Ommeren. Mr. Vollebregt’s qualifications to serve on Mylan’s Board include, among others, his experience as a chief executive officer; his experience and expertise in public company management outside of the U.S. and strategy; his experience and expertise in manufacturing, supply chain, and technology, as well as international business transactions; and his governance and oversight experience with respect to Dutch companies.

On February 22, 2018, the Board nominated Pauline van der Meer Mohr to be elected by shareholders at the 2018 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting held after her election. Ms. van der Meer Mohr is currently an independent non-executive director of HSBC Holdings plc (LON:HSBA), chairing that company’s Group Remuneration Committee and serving as a member of its Group Risk Committee and Nomination Committee. She also is a member of the supervisory boards of Royal DSM N.V. (AMS: DSM), currently serving as Vice-Chairman, chairing its Remuneration Committee and serving on its Nomination Committee and EY Netherlands LLP, currently serving as Chair. Ms. van der Meer Mohr recently served on the supervisory board of ASML Holding N.V. (NASDAQ and AMS: ASML) until April 2018, and as president of the Executive Board of Erasmus University in Rotterdam from 2010 to 2016. Ms. van der Meer Mohr began her career in the legal profession and previously held several legal and management positions within Royal Dutch Shell Group from 1989 to 2004. In 2004, she was appointed group human resources director at TNT N.V. before becoming senior executive vice president and head of group human resources at ABN AMRO NV in 2006. She served as a member of the Dutch Banking Code Monitoring Commission in the Netherlands from 2010 to 2013, and began her own human capital consulting firm in 2008. Ms. Van der Meer Mohr’s qualifications to serve on Mylan’s Board include, among others, her experience and expertise regarding corporate governance, finance, public company oversight outside of the U.S., legal and regulatory matters, human resources and executive compensation, risk management and oversight, corporate social responsibility and governance and oversight experience with respect to Dutch companies.

On April 29, 2018, the Board nominated Harry A. Korman to be elected by shareholders at the 2018 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting held after his election. Currently retired, Mr. Korman previously held senior executive roles of increasing responsibility at Mylan Inc. and its subsidiaries from 1996 until July 2014. He served as Mylan Inc.’s global Chief Operating Officer from January 2012 until his retirement in July 2014, after which he served in a consultant role with Mylan Inc. for one year. Prior to his service as Chief Operating Officer, he was the President, North America of Mylan Inc. commencing in October 2007. Mr. Korman also served as President of Mylan Pharmaceuticals Inc. from February 2005 to December 2009. During his time as an executive at Mylan, Mr. Korman was instrumental in identifying, evaluating and executing on significant commercial and business development opportunities in the United States and other countries, including the expansion of Mylan’s global generics businesses around the world, among many other important contributions to the Company and its stakeholders. He joined Mylan in 1996 after the Company’s acquisition of UDL Laboratories (n/k/a Mylan Institutional), and served as its president, among other prior responsibilities. Mr. Korman has served as a past director and vice chairman of the Generic Pharmaceutical Association, now known as the Association for Accessible Medicines. He also previously served as a director and vice chairman of the HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues. Mr. Korman’s qualifications to serve on Mylan’s Board include, among others, his extensive industry and leadership experience, his knowledge of healthcare systems and the U.S. and global commercial markets, and his leadership experience in the areas of global strategy, sales and marketing, commercial operations, supply chain and business development, among other areas relevant and important to Mylan’s global business.

Meetings of Mylan’s Board

Mylan’s Board met four times in 2017. In addition to meetings of the Board, directors attended meetings of individual Board committees of which they were members. Each of the directors attended at least 75% of the aggregate of Mylan’s Board meetings and meetings of committees of which they were a member during the periods for which they served in 2017. Directors are expected to attend the annual general meeting of shareholders of Mylan where practicable. All current members of the Board attended Mylan’s 2017 Annual General Meeting of Shareholders (the “2017 AGM”) as did Joseph C. Maroon, M.D., who was not nominated for re-election at the 2017 AGM and retired from Mylan’s Board effective June 22, 2017.

As noted, Mark W. Parrish has served as Vice Chairman and Lead Independent Director of Mylan’s Board since August 2017. Mylan’s Corporate Governance Principles require the independent directors of the Board to meet in executive session from time to time, and at least twice annually, without any members of management present. During 2017, non-management members of the Board met in executive session four times. Mr. Parrish presided at such executive sessions after his election as Lead Independent Director. Prior to Mr. Parrish’s election, Rodney L. Piatt, a former director and the Lead Independent Director prior to Mr. Parrish, presided at such sessions during his term as a director, while Mr. Dimick presided at an executive session prior to Mr. Parrish’s election as Lead Independent Director.

Board Education

Mylan’s Board or individual members participate at least annually in director educational seminars, conferences and other director education programs presented by external and internal resources, on matters that may relate to, among other topics, compensation, governance, risk oversight, business, industry, audit and accounting, credit and financial, regulatory and other current issues confronting boards of directors of public companies. Directors may also elect to attend additional third-party educational events at their discretion. The Company reimburses the directors for costs associated with any seminars and conferences, including travel expenses.

Mylan’s Board Committees

The standing committees of Mylan’s Board are the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, the Risk Oversight Committee and the Science and Technology Committee. Each committee operates under a written charter, a current copy of which, along with our Articles of Association, Rules for the Board of Directors and Corporate Governance Principles, are available on Mylan’s website at http://www.mylan.com/en/company/corporate-governance.

All members of the Audit, Compensation, Compliance, Finance, Governance and Nominating and Risk Oversight Committees are independent directors, as defined in the applicable NASDAQ listing standards, applicable SEC rules and the Dutch Corporate Governance Code (“DCGC”). Mylan’s Board has determined that each member of the Audit Committee – Mr. Dimick, Ms. Dillon, Ms. Higgins and Mr. Parrish – is an “audit committee financial expert,” as that term is defined in the rules of the SEC. The Board appoints directors to each committee, provided that the approval of any such appointment to the Audit, Compensation, Compliance, Governance and Nominating and Risk Oversight Committees includes at least a majority of the independent directors (as defined in the applicable NASDAQ listing standards).

The table below provides the current membership and 2017 meeting information for each of the Board committees.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Risk Oversight(3)	Science and Technology
Heather Bresch								X
Wendy Cameron(1)(2)		C
Hon. Robert J. Cindrich			X			X	C	X
Robert J. Coury				C
JoEllen Lyons Dillon(1)	X	X		X		C
Neil Dimick (1)	C			X	X		X
Melina Higgins(1)	X	X			C
Rajiv Malik								X
Mark W. Parrish(1)	X		C	X			X
Randall L. (Pete) Vanderveen, Ph.D.(1)			X					C
Sjoerd S. Vollebregt(1)			X		X	X
Meetings during 2017	4	4	4	3	2	4	0	2

(1)

On August 1, 2017, Ms. Dillon joined the Compensation Committee and Executive Committee and became Chair of the Governance and Nominating Committee; Mr. Dimick joined the Finance Committee; Ms. Higgins joined the Compensation Committee; Mr. Parrish joined the Audit Committee and Executive Committee; Dr. Vanderveen became Chair of the Science and Technology Committee; and Mr. Vollebregt joined the Compliance Committee, Finance Committee, and Governance and Nominating Committee. Until August 1, 2017, Ms. Cameron served on the Governance and Nominating Committee; Ms. Dillon served on the Compliance Committee; Mr. Dimick served on the Compensation Committee and Governance and Nominating Committee; and Mr. Parrish served on the Compensation Committee and Finance Committee.

(2)	As noted above, Ms. Cameron will retire from the Board effective June 29, 2018 and, therefore, has not been nominated for re-election.

(3)

On February 22, 2018, Mylan’s Board established the Risk Oversight Committee and appointed Judge Cindrich (Chair), Mr. Dimick and Mr. Parrish to such Committee. See pages 12 and 13 of this Amendment for more information on this committee.

C = Chair

X = Member

Audit Committee

The Audit Committee’s key oversight responsibilities include, but are not limited to:

•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	The effectiveness of the Company’s internal control over financial reporting

•	Compliance with applicable legal and regulatory requirements

•	The qualifications, independence and performance of the independent registered public accounting firm for U.S. public reporting purposes and the Company’s external auditor for purposes of Dutch law

•	The Internal Audit group

•	The Company’s processes and procedures related to risk assessment and risk management

•	Related party transactions

Compensation Committee

The Compensation Committee’s key oversight responsibilities include, but are not limited to:

•	CEO and senior management compensation, including the corporate goals and objectives relevant to such compensation and evaluating performance in light of those goals and objectives

•	Board and committee compensation

•	Relationship between the Company’s compensation policies and practices and risk management

•	Compensation and benefits-related disclosures

•	Equity compensation plans in which executives participate

Compliance Committee

The Compliance Committee’s key oversight responsibilities include, but are not limited to:

•	Chief Compliance Officer’s implementation of Mylan’s corporate compliance program

•	Considering or evaluating significant global compliance-related policies, including with respect to pricing and/or commercialization of Company products

•	Making recommendations to the Board with respect to the formulation, implementation, maintenance and monitoring of Mylan’s corporate compliance program and Code of Business Conduct and Ethics

Executive Committee

The Executive Committee’s key responsibilities include, but are not limited to:

•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation

Finance Committee

The Finance Committee’s key oversight responsibilities include, but are not limited to:

•	Material mergers, acquisitions and combinations with other companies

•	Swaps and derivatives transactions

•	Establishment of credit facilities

•	Financings with commercial lenders

•	Issuance and repurchase of the Company’s debt, equity, hybrid or other securities

Governance and Nominating Committee

The Governance and Nominating Committee’s key oversight responsibilities include, but are not limited to:

•	Corporate governance matters

•	Nomination or re-nomination of director candidates

•	The Board’s review and consideration of shareholder recommendations for director candidates

•	The annual self-evaluation of the Board and its committees

Risk Oversight Committee

The Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:

•	Mylan’s enterprise risk framework

•	Material enterprise risks not allocated to the Board or another committee

Science and Technology Committee

The Science and Technology Committee’s key responsibilities include, but are not limited to:

•	R&D strategy and portfolio from a scientific and technological perspective

•	Significant emerging scientific and technological developments relevant to Mylan

Mylan’s Board Leadership Structure

Mylan’s current Board structure enables it to best oversee and empower its management team to support and drive the Company’s outstanding results for shareholders and other stakeholders. The Company’s short- and long-term performance and the ongoing execution of our mission demonstrate the success of this structure. The Company and its stakeholders continue to benefit from the leadership, judgment, vision, experience — and performance — of the Board and management team under the highly active and extraordinary visionary leadership, insight and strategic direction of Mr. Coury as Chairman. Our Board is highly qualified, engaged, experienced and independent. Our executive directors, Ms. Bresch (CEO) and Mr. Malik (President), together with our other outstanding management team members, have worked with the Board to develop a unique vision for the Company and continue to execute on this vision, consistent with the Board’s philosophy.

The Board’s determination that the current Board structure and management team is optimal for Mylan is based on, among other factors: the Company’s consistent long-term performance and durability; the Board’s deep and unique knowledge of the complexity, size and dramatic growth of the Company, as well as the industry and markets in which we operate; senior management’s demonstrated leadership abilities; the respective talents and capabilities of each of the directors and members of management; and the Board’s demonstrated ability to take advantage of opportunities and respond to commercial, competitive, regulatory, industry and other challenges, both anticipated and unanticipated.

The Board’s governance structure provides robust and effective oversight in the following ways:

•	Eight independent members;

•	The Board has established robust Corporate Governance Principles;

•	We have a strong Lead Independent Director responsible for, among other things;

•	Calling and presiding at executive sessions and meetings of the independent directors;

•	Consulting with the Chairman in determining information to be sent to the Board, meeting agendas and meeting schedules, and separately approving those items;

•	Serving as a contact person for shareholders and other stakeholders wishing to communicate with the Board; and

•	Acting as liaison between the Chairman and independent directors;

•

The Audit, Compensation, Compliance, Finance, Governance and Nominating and Risk Oversight Committees all are composed entirely of independent directors (as defined in the applicable NASDAQ listing standards and within the meaning of the DCGC);

•	All Board committees operate pursuant to written charters and conduct annual self-assessments;

•	In early 2018, the Board formed a Risk Oversight Committee to assist in its oversight of the Company’s enterprise risk framework;

•	Approval of any appointment of members to the Audit, Compensation, Compliance, Governance and Nominating and Risk Oversight Committees must include at least a majority of the independent directors;

•

The independent directors on Mylan’s Board and its committees receive extensive information and input from multiple layers of management and external advisors, engage in detailed discussion and analysis regarding matters brought before them (including in executive session) and consistently and actively engage in the development and approval of significant corporate strategies;

•	Mylan’s Board and its committees have unrestricted access to management;

•

Mylan’s Board and its committees can retain, at their discretion and at Company expense, any advisors they deem necessary with respect to any matter brought before them (although the Science and Technology Committee retains such advisors in consultation with the Chairman and Lead Independent Director);

•	In 2017, Mylan’s Board held four executive sessions of non-management members, and its committees collectively held 16 executive sessions.

Risk Oversight

Risk Management

Mylan operates in a complex and rapidly changing environment that involves many risks. In addition to general market and economic risks, the Company faces risks related to its industry; information technology and cybersecurity; data privacy; financial controls and reporting; legal, regulatory and compliance; finances and taxation; global operations; environment and social responsibility; and product portfolio and commercialization. As a company committed to operating ethically and with integrity, we proactively manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business and to protect our assets and reputation. Risk management is an enterprise-wide objective subject to oversight by the Board and its committees.

It is the responsibility of Mylan’s management and employees to implement and administer risk-management processes to identify material risks to our business. In addition, management must assess, manage and monitor those risks, all while maintaining flexibility in how we operate. To further embed risk management and compliance into our culture, Mylan implements appropriate policies and procedures and trains employees on how to comply with them.

Mylan’s Board, in turn, directly or through its committees, oversees management’s implementation of risk management. We have approved a robust Code of Business Conduct and Ethics and other related policies, and the Board and its committees rigorously review with management key actual and potential significant risks at least quarterly. Consistent with our proactive approach to risk management, the Board recently formed a Risk Oversight Committee to assist in its oversight of our enterprise risk management framework, in coordination with the respective oversight responsibilities of other Board committees.

Board committees’ role in risk oversight:

•

The Risk Oversight Committee recently was formed to assist the Board in its oversight of Mylan’s enterprise risk management framework. The Committee reviews the enterprise risk framework, infrastructure and controls implemented by management to help identify, assess, manage and monitor material risks; reviews management’s exercise of its responsibility to identify, assess and manage material risks not allocated to the Board or another committee; and reviews Mylan’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation.

•

The Audit Committee focuses on financial and disclosure controls and reporting risks as well as oversight of Mylan’s internal audit function. The Committee oversees, among other matters, Mylan’s processes and procedures relating to risk assessment and risk management and the quality and adequacy of the Company’s internal control over financial reporting. Mylan’s internal audit function meets with the Committee at least quarterly to discuss potential risk or control issues. The Committee also meets quarterly with Mylan’s global independent auditor and Dutch independent auditor.

•

The Compensation Committee focuses on compensation-related risks that may be inherent in our business and the design of compensation-related plans and programs, and receives reports from management and/or outside advisors and experts regarding various related matters on at least a quarterly basis.

•

The Compliance Committee is responsible for overseeing the Chief Compliance Officer’s implementation of Mylan’s Corporate Compliance Program and related policies and procedures. The Committee appoints and replaces this individual, and reviews his or her performance, responsibilities, plans and resources. The Committee makes recommendations with respect to the Corporate Compliance Program and Code of Business Conduct and Ethics, including monitoring and evaluating significant reports of actual or alleged violations by employees and executive officers and third-party risks. The Committee also considers and evaluates significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services. The Committee receives reports from various levels of management and outside advisors and meets on at least a quarterly basis.

•

The Finance Committee is responsible for reviewing and providing advice to Mylan’s Board with respect to the Company’s capital structure, capital management, financing and material business transactions and the risks related to such activities.

•

The Governance and Nominating Committee is responsible for identifying, recruiting and nominating qualified individuals to become members of Mylan’s Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of directors and other risks related to corporate governance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all directors and certain executive officers and persons who own more than 10% of a registered class of Mylan’s equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of Mylan ordinary shares and the Company’s other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all Mylan directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act) complied with these filing requirements during 2017.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the compensation of the following named executive officers (“NEOs”) for 2017.

NAMED EXECUTIVE OFFICERS

Heather Bresch Chief Executive Officer

Rajiv Malik President

Kenneth S. Parks Chief Financial Officer

Daniel M. Gallagher Chief Legal Officer

Anthony Mauro Chief Commercial Officer

15	Named Executive Officers

16	Executive Summary
16	Shareholder Engagement and Board Responsiveness
17	Business Performance and How It Aligns to Compensation
19	2017 CEO Compensation Summary
20	Compensation Practices Overview

21	Compensation Philosophy & Process
21	Compensation Philosophy
21	Role of the Compensation Committee
22	Process and Peer Group
23	Consideration of Risk in Company Compensation Policies

24	Components of 2017 Executive Compensation
25	Base Salary
26	Annual Incentive Compensation
28	Long-Term Incentive Compensation
30	Limited Perquisites

31	Other Compensation Matters and Considerations
31	Ordinary Share Ownership Requirements for NEOs
31	Clawback Policy
31	Anti-Hedging and Pledging Policy
31	Employment Agreements
32	Transition and Succession Agreements
32	Retirement Benefits
33	Deductibility Cap on Executive Compensation
33	Compensation Committee Report
34	Compensation Committee Interlocks and Insider Participation

35	Executive Compensation Tables

42	Retirement Programs and Employment Agreements

43	Potential Payments Upon Termination or Change in Control

Executive Summary

Shareholder Engagement and Board Responsiveness

Engaging with our shareholders is a key priority for the Board and it is committed to maintaining this dialogue to ensure we continue to focus on helping shareholders to understand the various facets of our business model and Mylan’s differentiated approach. The dialogue also ensures that we are informed by their perspectives on topics that matter most to them. The Board was disappointed with the results of the Say-on-Pay vote at the 2017 AGM. Accordingly, following the 2017 AGM and into the second quarter of 2018, five independent directors and the Chairman and, separately, the CEO and other members of management, undertook an extensive shareholder-outreach initiative.

Shareholders expressed support for the members of our management team and for the structure of our ongoing compensation program, including pay mix and metrics used to measure performance for purposes of annual and long-term incentive compensation. Shareholders did, however, express their concerns regarding total reported compensation in Mylan’s Proxy Statement for the 2017 AGM (the “2017 Proxy Statement”) as the key reason for votes against the 2017 Say-on-Pay vote. During those discussions, we explained the background on the compensation amounts reported for 2016 and referred shareholders to prior public documents, explaining the basis for compensation (reported in 2016) as well as decisions the Board had already taken in 2017.

The Board further explained its perspective to shareholders and also listened to their feedback. The Board has also proactively taken several additional actions relating to our executive compensation program and the Board’s oversight of the program, which is intended to further address shareholder feedback:

•

We refreshed 2/3 of our Compensation Committee to introduce new perspectives. Following the 2018 AGM, we expect that the Committee will have a third new member upon the retirement of Ms. Cameron, resulting in a complete refreshment.

•	We reaffirmed our intention to rely primarily on a simplified pay mix of salary, annual performance-based incentives and long-term incentives heavily weighted toward performance-based awards.

•

The Compensation Committee’s independent compensation consultant again reviewed market data and confirmed that our program design and 2017 CEO and NEO compensation is in line with peers and market practice.

In fact, we note that our CEO compensation as reported in the Summary Compensation Table has declined in each of the last three years and for 2017 ranks third lowest out of the 14 members of our peer group

(including Mylan) that have reported fiscal year 2017 CEO compensation as of April 30, 2018, and fifth lowest out of the 22 members of our 2017 ISS-selected peer group (including Mylan) that have reported fiscal year 2017 CEO compensation as of April 30, 2018.

•

For 2018, we adopted a new metric for performance-based restricted stock units (“PRSUs”) tied to cash flow as a percentage of debt to incentivize prudent balance sheet management, while maintaining return on invested capital (“ROIC”) and relative total shareholder return (“TSR”) as important factors in determining PRSU payouts.

•	We revised our CD&A to further enhance and streamline the disclosure.

We acknowledge the results from our 2017 AGM and the feedback we received from some shareholders regarding our 2016 compensation, and the Committee is confident that our ongoing executive compensation program – and the actions taken both before and after the 2017 AGM to refine the compensation program and the Board’s oversight of it – appropriately address the feedback we have heard from our shareholders. We will continue to engage with shareholders and remain committed to being responsive to their perspectives.

Business Performance and How It Aligns to Compensation

Over the last decade, we have continued to transform from a mid-sized U.S. generics company to a highly differentiated global pharmaceutical company capable of delivering better health to customers around the world. Our experienced executive leadership team has led our workforce of approximately 35,000 in building a one-of-a-kind durable, differentiated platform that is capable of withstanding market volatility – something that sets Mylan apart in a rapidly changing industry.

2017 Highlights

Access

•  Filed 184 regulatory submissions demonstrating the depth of our global pipeline

•  Gained approval on several key products, including OgivriTM (U.S.), Glatiramer Acetate (U.S. and Europe) and Generic Estrace® Cream (U.S.)

•  Received FDA acceptance for review of our New Drug Application for Revefenacin and our Biologics License Application for Pegfilgrastim

•  Introduced MyHep AllTM in India to combat hepatitis C

•  Helped stem the tide of HIV by introducing the first Tenofovir Alafenamide-based, fixed-dose combination product to be offered to patients in developing countries

•  Secured marketing authorization for Trastuzumab in 20 emerging markets

•  Launched more than 40 injectable products worldwide, further advancing our strategy

Diversification

•  Generated $11.9 billion in total revenues with more than 50% from outside the U.S., further demonstrating that we are no longer dependent on any one geography or product

•  Advanced our ONE Mylan commercial strategy across our geographies and channels to distinguish us as customers’ partner of choice

•  Enhanced our portfolio through inorganic investments in key areas including OTC, complex and niche active pharmaceutical ingredients, and specialty dermatological products

Durability

•  Increased net cash provided by operating activities to $2.06 billion and adjusted free cash flow to $2.6 billion, reflecting the strength and durability of our portfolio

•  Paid down debt of ~$1.36 billion

•  Leveraged the integration of acquisitions and realized opportunities to optimize our operations

Our executive compensation program continues to demonstrate the strong alignment between Company performance – including driving access for patients, building diversification into our business model and enhancing the durability of our results – and how our leaders are rewarded. Company performance has remained strong over an extended period, including in 2017. This is perhaps most impressive given recent periods of turmoil and disruption in the industry and healthcare systems around the world (particularly in the U.S. over the past several years). We did not meet all of our challenging compensation metric targets in 2017 and, as a direct result, the resulting CEO and other executive compensation has been directly impacted.

•	Compensation totals reported in the Summary Compensation Table have generally declined over the last three years; 7.5% for our CEO since 2016.

•	The annual incentive payouts, which are driven solely by Company performance, have declined for three straight years.

•

The recently completed long-term performance period for the PRSUs granted in 2015 achieved 75% of target performance and the value of the shares earned at vesting was 61% of target on the date of the grant.

PAY AND PERFORMANCE AT A GLANCE: 2015-2017

2017 CEO Compensation Summary

The following summary describes the compensation for our CEO for the last two years. Please see page 35 for the compensation of all other NEOs.

Chief Executive Officer

		2016	2017

Heather Bresch	Base Salary:	$1,300,000	$1,300,000
	Annual Incentive Payout:	$2,276,625	$1,950,000
	Annual LTI Grant:	$8,996,430	$9,100,045
	Change in Pension Value:	$506,765	—
	All Other Compensation:	$697,300	$394,352

	Summary Compensation Total:	$13,777,120	$12,744,397

2017 Compensation Decisions

•	Base Salary: No change was made to Ms. Bresch’s base salary in 2017. It has remained the same since March 2015.

•

Annual Incentive: $1,950,000 calculated by applying the Company Performance Factor under the plan formula (100% for 2017) (see page 27). No change was made to Ms. Bresch’s target opportunity in 2017 and it has remained the same since 2015.

•

Long-Term Incentive: Ms. Bresch received a long-term incentive (“LTI”) grant in March 2017 valued at $9,100,045, of which 70% of the total is performance-based. The LTI award was delivered through PRSUs, restricted stock units (“RSUs”) and stock options.

CEO Reported and Realizable Pay

The following graph demonstrates that the CEO’s total realizable pay over a three-year period is aligned with Mylan’s TSR relative to the Company’s 2017 peer group.

3-Year CEO Realizable Pay vs TSR*

*

Realizable pay includes cumulative salary and annual incentives paid for the most recent three years for which peer group data was publicly available (2014-2016), plus the current value (as of December 31, 2017) of stock options (intrinsic value) and time-based RSUs granted during the most recent three years, plus the value (as of December 31, 2017) of performance-based LTI awards, other than stock options, earned during the most recent three years, plus the change in pension value and all other compensation for the most recent three years. TSR data derived from the S&P Capital IQ. The 12 peer companies in this chart reflect the current peer group, excluding Teva Pharmaceutical Industries Ltd., for which sufficient information was not publicly available.

Compensation Practices Overview

The Compensation Committee oversees the design and implementation of executive compensation programs aligned to industry best practices. It also serves to reinforce our unique, performance-driven culture by incentivizing the right behaviors and values expected of Mylan leaders and encouraging ownership of results. We balance competitive base pay and annual and long-term incentives to attract, retain, motivate and reward outstanding executive talent.

The summary below identifies certain features of our compensation program, which are described throughout the CD&A.

What We Do

✓ Maintain a significant portion of compensation aligned with shareholder interests and tied to ordinary share price or financial and operational business performance
✓ Balance annual and long-term incentives, which are both aligned with performance and broader stakeholder interests
✓ Employ balanced and different metrics for annual and long-term incentives
✓ Base long-term incentives heavily on performance-based metrics
✓ Use double-trigger vesting for annual LTI awards upon a change in control
✓ Consider peer groups and market data in determining compensation
✓ Retain an independent compensation consultant that reports directly to the Compensation Committee
✓ Maintain strong ordinary share ownership guidelines, which our senior management significantly exceeds
✓ Maintain a robust clawback policy
✓ Conduct an annual compensation-related risk review to ensure that compensation is aligned with shareholder interests

What We Don’t Do

✗ No automatic accelerated vesting of stock options, RSUs and PRSUs upon satisfying retirement eligibility (55 years of age with 10+ years of service) effective January 1, 2017
✗ No exercise of positive discretion in determining annual or LTI payouts
✗ No re-pricing of stock options
✗ No hedging or pledging of ordinary shares
✗ No new 280G tax gross-ups
✗ No Company matching contributions to the Restoration Plan for NEOs with Retirement Benefit Agreements

Compensation Philosophy & Process

Compensation Philosophy

Mylan’s approach to executive compensation is designed to:

Reinforce Mylan’s unique, performance-driven culture: Our performance metrics align to the creation and sustainability of shareholder value and encourage the behaviors and values expected of Mylan leaders. Our simplified program is weighted more heavily toward long-term incentives to align our executives’ performance with the durability of the business and interests of our stakeholders.

Drive and reward performance: Mylan’s Board has designed programs to ensure continued execution against our strategy to create a leading, robust, sustainable organization, while aligning compensation with Company performance, shareholder value creation and other stakeholder interests.

Attract, retain and reward outstanding executive talent: Mylan provides a highly competitive mix of compensation with an emphasis on long-term incentives to retain talented executives.

Given the disruptions and changes in the management of certain companies in our industry, the hyper-competitive market for outstanding executive leadership talent is becoming increasingly competitive. Recognizing the significant results generated by our current, long-tenured management team, as well as the important contributions of so many others in our organization, we design our compensation programs to help ensure that the Company, shareholders and other stakeholders continue to benefit from the talents of our leadership team and global workforce.

Simplified Primary Components of 2017 Compensation:

•	Base salary

•	Annual incentive

•	Long-term incentive

Role of the Compensation Committee

Our Compensation Committee, comprised solely of independent directors, oversees the design and implementation of our executive compensation programs. The Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our CEO and President, recommends compensation and objectives to the independent, non-executive members of the Board. The Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Committee utilizes the support of an independent compensation consulting firm, independent outside counsel and an internal executive compensation team.

In 2017, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) to provide advice and information regarding the design and implementation of Mylan’s executive compensation programs. Meridian also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to Mylan’s executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits and perquisites.

The Compensation Committee also receives advice from outside counsel including, but not limited to, Cravath, Swaine & Moore LLP and NautaDutilh N.V.

Additionally, the Compensation Committee receives input from management; however, decisions on NEO compensation matters are made solely by the Compensation Committee and/or the independent directors.

The Compensation Committee performs an annual review of the independence of its outside advisors, consistent with NASDAQ requirements and the Compensation Committee charter.

Process and Peer Group

Compensation Committee Process

Our culture and our success continue to depend on our ability to attract and retain talented leaders in critical roles.

The decisions of the Compensation Committee and the independent directors relating to executive compensation each year reflect a variety of subjective considerations, in addition to quantitative metrics. The Committee’s determinations reflect its members’ individual and collective experience and business judgment, and are based on extensive interactions with, and observations of, management and our assessment of some or all of the following factors, among others:

•	Company performance (relative to peers and budget);

•	The tenure and experience of members of our management team;

•	Individual leadership performance and contributions to the success of Mylan;

•	Responsibilities of, and future expectations for, the individual;

•	Short-, medium- and long-term personnel needs of Mylan;

•	The need to reward and retain our uniquely talented NEOs and other key employees;

•

Other qualitative contributions of each executive, including, among others, the actual and potential value and impact of his or her leadership style, strategic vision and execution, talent development, and ability to adapt to and drive the change necessary to our success;

•	Peer group pay levels and published survey data; and

•	Advice from independent external experts and advisors.

We consider these and other qualitative and quantitative factors from time-to-time in assessing our compensation philosophy and approach, in addition to using these factors to make individual compensation decisions. The Compensation Committee and the independent directors believe that the peer group is the right reference point for compensation decisions when coupled with the independent judgment and experience of our independent directors who are intimately familiar with matters that the Board oversees and guides, including the Company’s business, strategies, challenges and opportunities, as well as the unique respective talents, contributions, leadership, responsibilities and future expectations of the executives who drive performance and long-term sustainability.

Peer Group

While the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, it does not target the compensation of NEOs within a specific percentile of any set of peer companies. As noted, the Committee considers peer group and industry data along with many other factors when determining compensation programs.

The peer group is used for compensation information for NEOs and for assessing the relative total shareholder return metric applicable to PRSUs. Due to Mylan’s unique position in the market and long-tenured management team, pay is not formulaically tied to a particular percentile of the peer group. In 2017, the Committee restructured the peer group to include 13 companies, six of which were also in the 2016 peer group. The 2016 peer group contained 19 companies from a mix of industries, including pharmaceutical, healthcare equipment and biotech. The 2017 peer group provides a more direct focus on Mylan’s business competitors and the companies Mylan competes with for executive talent. The Committee also believes this group of 13 companies provides a more relevant performance comparison for total shareholder return.

Peer Group

Abbott Laboratories	Novartis AG

Amgen Inc.	Perrigo Company plc

Celgene Corp.	Pfizer Inc.

Endo International plc	Regeneron Pharmaceuticals, Inc.

Gilead Sciences, Inc.	Sanofi

Mallinckrodt Public Limited Company	Teva Pharmaceutical Industries Ltd.

Merck & Co., Inc.

Consideration of Risk in Company Compensation Policies

Our compensation programs are designed to encourage outstanding, consistent business performance over extended periods of time. Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of performance measures, so that undue emphasis is not placed on one particular measure, and employ different types of compensation to provide value over the short-, medium- and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequence that an overly formulaic approach may have on excessive risk-taking by management.

Components of 2017 Executive Compensation

Our executive compensation program is designed to incentivize our NEOs to deliver exceptional long-term shareholder value and to fully align the interests of our executives with those of our shareholders and other stakeholders. We pay our NEOs through three primary components of compensation: base salary, an annual incentive and a long-term incentive. In addition, our NEOs receive certain benefits and perquisites. Our program is heavily weighted toward performance-based compensation and annual and long-term incentive outcomes are primarily dependent on the achievement of outstanding performance results.

Pay Element	Performance- Based	Form	2017 Metrics	2017 Performance / Shareholder Alignment
Salary	Fixed	Cash	N/A	Attracts and retains executives through competitive base compensation
Annual Incentive Compensation	Variable	Cash	Adjusted EPS	Reinforces the importance of earnings, which are expected to have a direct relationship to the price of Mylan’s ordinary shares
		Cash	Global Regulatory Submissions	Encourages the approval and commercialization of new products to yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term sustainable growth strategy
		Cash	Adjusted Free Cash Flow	Captures the potential impact of all types of business transactions on the generation of adjusted operating cash flow
		Cash	U.S. GAAP Revenue	Incentivizes management to focus on top-line growth, essential to Mylan’s ongoing value creation and consistent with our long-term growth strategy
Long-Term Incentive Compensation	Variable	Stock Options	Stock Price	Provides value only if the stock price increases from the grant date
		RSUs	Stock Price	Offers realized value dependent on continued employment and absolute stock performance over time
		PRSUs	ROIC	Focuses executives on earning an appropriate return on investment
		PRSUs	Relative TSR	Incentivizes executives to deliver superior shareholder returns as compared to competitors

2017 Pay Mix

Base Salary

The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities and expected future performance; Company performance; management structure; marketplace practices; internal pay equity considerations; competitive recruitment for outstanding talent; and the executive’s experience, tenure and leadership. The Compensation Committee also considers, among other factors, what the marketplace would require in terms of the replacement costs to hire a qualified individual to replace an executive, as well as the fact that a new executive would lack the critical knowledge base regarding Mylan as compared to the executive he or she would be replacing.

For 2017, no NEOs received base salary increases except for Mr. Parks. The Compensation Committee increased Mr. Parks’ base salary by 14% effective as of September 1, 2017, to reflect his strong performance and expanded responsibility for the Global Integrated Services function. Ms. Bresch and Mr. Malik’s salaries have not increased since 2015, and Mr. Mauro’s salary has not increased since 2016.

NEO	Position	2016	2017	Change in Base Salary
Heather Bresch	Chief Executive Officer	$1,300,000	$1,300,000	—
Rajiv Malik	President	$1,000,000	$1,000,000	—
Kenneth S. Parks	Chief Financial Officer	$600,000	$685,000	14%
Daniel M. Gallagher	Chief Legal Officer	N/A	$800,000	—
Anthony Mauro	Chief Commercial Officer	$700,000	$700,000	—

Annual Incentive Compensation

Mylan’s annual incentive compensation consists of performance-based annual cash awards that are determined according to the achievement of objective operational and financial measures identified by the Board as critical to the successful execution of Mylan’s business strategy and tied to the continued creation of shareholder value.

For 2017, the Compensation Committee set challenging performance goals based on four key performance indicators of the current and future strength of our business. In addition, the metrics were selected specifically because they are related to the actions and leadership of our management team and measure their ability to extract the greatest value from our assets. U.S. GAAP Revenue was introduced as a new performance metric for the 2017 annual incentive program. This metric was added to further incentivize senior management to focus on top-line growth. The Compensation Committee chose to use adjusted metrics for the other two financial goals (adjusted EPS and adjusted free cash flow) because it believes that these adjusted metrics present the most consistent measure of evaluating Mylan’s financial performance, and the ongoing operations of the Company.

IMPORTANT FACTS ABOUT OUR 2017 ANNUAL INCENTIVE TARGETS

Challenging Targets Based on Past Performance Results and Future Expectations

Adjusted EPS

•	Reinforces the importance of a performance measure of earnings, which are expected to have a direct relationship to the price of Mylan’s ordinary shares

Global Regulatory Submissions

•

Encourages the approval and commercialization of new products to yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term growth strategy

Adjusted Free Cash Flow

•

Captures the potential impact of all types of business transactions on the generation of net cash provided by operating activities, adjusted for certain special items and capital expenditures, and strengthens our balance sheet

U.S. GAAP Revenue

•	Incentivizes management to focus on top-line growth, essential to Mylan’s ongoing value creation and consistent with our long-term growth strategy

		2017
Goal	Weighting	Threshold	Target	Maximum
Adjusted EPS	30%	$5.15	$5.35	$5.55
Global Regulatory Submissions	25%	120	135	150
Adjusted Free Cash Flow ($ in millions)	25%	$2,000	$2,200	$2,400
U.S. GAAP Revenue ($ in millions)	20%	$12,250	$13,000	$13,750
Payout Opportunity (as % of Target)		50%	100%	200%

No annual incentives are paid with respect to a metric if threshold performance is not achieved. Furthermore, the Compensation Committee has committed to not using its discretion to upwardly adjust annual incentive award amounts generated by the performance metrics.

2017 NEO Target Award Opportunities (Including Maximum Opportunity) Subject to Performance

NEO	Position	Base Salary	Target (% of Salary)	Target Annual Incentive	Maximum Annual Incentive
Heather Bresch	Chief Executive Officer	$1,300,000	150%	$1,950,000	$3,900,000
Rajiv Malik	President	$1,000,000	125%	$1,250,000	$2,500,000
Kenneth S. Parks	Chief Financial Officer	$685,000	115%	$787,750	$1,575,500
Daniel M. Gallagher	Chief Legal Officer	$800,000	115%	$920,000	$1,840,000
Anthony Mauro	Chief Commercial Officer	$700,000	115%	$805,000	$1,610,000

The payout opportunities are one-half (50%) of the target amount for threshold performance and two times (200%) the target amount for maximum performance.

2017 Actual Annual Incentive Compensation

The Company achieved below-threshold performance with respect to the adjusted EPS metric, maximum performance on the global submissions metric, maximum performance on the adjusted free cash flow metric, and below-threshold performance on the U.S. GAAP revenue metric in 2017. As a result, the NEOs received payouts of annual incentive awards for 2017 at 100% of target.

Goal*	Weighting	2017 Target	2017 Actual Results		Weighted Score
Adjusted EPS	30%	$5.35	$4.56	Below Threshold	0%
Global Regulatory Submissions	25%	135	184	Above Maximum	50%
Adjusted Free Cash Flow ($ in millions)	25%	$2,200	$2,627	Above Maximum	50%
U.S. GAAP Revenue ($ in millions)	20%	$13,000	$11,908	Below Threshold	0%
2017 Company Performance					100%

* The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted EPS (which for 2017 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2017 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

NEO	Position	Base Salary	Target (% of Salary)	Company Performance	Actual Incentive Payout
Heather Bresch	Chief Executive Officer	$1,300,000	150%	100%	$1,950,000
Rajiv Malik	President	$1,000,000	125%	100%	$1,250,000
Kenneth S. Parks	Chief Financial Officer	$685,000	115%	100%	$787,500
Daniel M. Gallagher	Chief Legal Officer	$800,000	115%	100%	$920,000
Anthony Mauro	Chief Commercial Officer	$700,000	115%	100%	$805,000

Long-Term Incentive Compensation

The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Mylan’s ordinary shares, as well as other measures associated with the growth and success of Mylan. The Compensation Committee has historically approved annual LTI award grants in the first quarter of the fiscal year, with the grant effective following the release of year-end audited financial results with exceptions for new hires (as was the case for Mr. Gallagher in 2017), promotions and other special awards, grants or circumstances.

Long-Term Incentive Structure. For 2017, LTI awards were granted to our NEOs in the form of PRSUs, stock options and RSUs in the proportions shown below.

Vehicle	LTI Mix for all NEOs	Incentive Opportunity	Vesting Schedule
PRSUs Performance	50%	PRSUs provide value based on Mylan’s ROIC and relative TSR performance, strongly linking payouts with long- term value creation.

PRSUs cliff-vest at the end of the three-year performance period based on the achievement of pre-determined performance criteria, generally provided that the NEO remains continuously employed by Mylan.

Stock Options Performance	20%	Stock options provide value only if Mylan’s ordinary share price rises from the grant date price.

Stock options are granted with an exercise price equal to the closing price of Mylan’s ordinary shares on the date of grant. They vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan.

RSUs Time	30%	RSU value increases/ decreases with ordinary share price performance and provides a strong retention incentive.	RSUs vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan.

This mix of awards provides recipients with a combination of incentive opportunities, aligns our executives with shareholders and ensures each vehicle has its own risk-reward profile with a unique benefit. The mix of the 2017 LTI grant was generally consistent with the mix of the 2016 grant. After a review of peer company practices, the Committee recognized that many peer companies provided a greater proportion of their long-term incentive mix in the form of RSUs. The Committee believes the 2017 long-term incentive mix provides a strong performance alignment, with 70% of the mix in PRSUs or stock options. The RSUs create ownership alignment with shareholders and provide a stable element of long-term compensation to encourage retention of executive talent.

2017- 2019 PRSU Performance Metrics

Metric	Weighting	Threshold	Target	Maximum
ROIC*	50%	8%	10%	12%
Relative TSR**	50%	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Payout Opportunity (as % of Target)		50%	100%	150%
*

ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A. Starting in 2016, the definition of ROIC was updated to include intangible assets and goodwill in the denominator to more appropriately reflect the strategic acquisitions Mylan has made.

**

Relative TSR is calculated by comparing the difference between Mylan’s 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

Each NEO’s 2017 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. Values are determined based on a variety of factors, including peer group compensation, individual performance and tenure.

Below are the actual annual LTI award values approved by the Compensation Committee for our NEOs:

		Performance-Based		Time-Based	Total LTI Award
NEO	Position	PRSUs	Stock Options	RSUs
Heather Bresch	Chief Executive Officer	$4,550,033	$1,820,011	$2,730,001	$9,100,045
Rajiv Malik	President	$2,800,031	$1,120,004	$1,680,018	$5,600,053
Kenneth S. Parks	Chief Financial Officer	$900,031	$360,012	$540,037	$1,800,080
Daniel M. Gallagher*	Chief Legal Officer	$1,600,006	$640,009	$960,027	$3,200,042
Anthony Mauro	Chief Commercial Officer	$1,250,040	$500,017	$750,033	$2,500,090

*

Excludes Mr. Gallagher’s Sign-On RSUs and awards under the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program. For details regarding these awards, see “Other Compensation Matters and Considerations – Employment Agreements.”

PRSUs Granted in 2015

Although Mylan typically grants equity awards in the first quarter of the fiscal year, in 2015, PRSU grants to NEOs were postponed until the end of the year because of the EPD Transaction. Due to the timing of the 2015 PRSU grants, the awards were based on performance measured in 2016-2017 rather than the three-year performance period that is typically applied to PRSUs. The Company achieved higher than maximum performance with respect to the ROIC metric and below-threshold performance on the relative TSR metric. As a result, the NEOs received a payout for the PRSUs at 75% of the target number of shares.

2016-2017 Goal	Weighting	2-Year Target	Actual Result	% of Target Achieved	Weighted Score
ROIC*	50%	38%	67%	Above Maximum	75%
Relative TSR of Peer Group	50%	50th percentile of Peer Group	22nd percentile of Peer Group	Below Threshold	0%
Total Payout (as % of Target)					75%

*	ROIC for the PRSUs granted in 2015 is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A.

When applying the Mylan closing ordinary share price at vesting of $40.97, the NEOs received approximately 61% of the targeted grant date value of the award.

NEO	Position	Target Shares (#)	Grant Date Value Target	Company Performance	Actual Shares Earned (#)	Actual Award Value at $40.97 per Share
Heather Bresch	Chief Executive Officer	76,984	$3,900,009	75%	57,738	$2,365,526
Rajiv Malik	President	47,375	$2,400,018	75%	35,532	$1,455,746
Kenneth S. Parks*	Chief Financial Officer	N/A	N/A	N/A	N/A	N/A
Daniel M. Gallagher*	Chief Legal Officer	N/A	N/A	N/A	N/A	N/A
Anthony Mauro	Chief Commercial Officer	18,506	$937,514	75%	13,880	$568,664

*	Neither Mr. Parks nor Mr. Gallagher received the 2016-2017 PRSUs as they were not employed by Mylan when the PRSU award was granted in November 2015.

Limited Perquisites

Perquisites include the following:

•	Each NEO receives a car allowance or the use of a leased vehicle and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•

Our senior executives take an extraordinarily active approach to overseeing and managing our global operations, which necessitates a significant amount of U.S. domestic and international travel time due to our diverse set of business centers, manufacturing and other facilities and many client and vendor locations around the world. Mylan provides management with access to corporate aircraft to assist in the management of Mylan’s global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of Company business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Mylan’s business, as well as privacy of business information and communications), we have required Ms. Bresch to use Mylan aircraft for business and personal purposes. During 2017, other executives from time-to-time also were authorized to have personal use of the corporate aircraft for similar reasons. The Compensation Committee monitors business and personal aircraft usage on a periodic basis. To the extent any travel on the corporate aircraft results in imputed taxable income to an NEO, Mylan does not provide gross-up payments to cover the NEO’s personal income tax obligation due to such imputed income. For a summary of how this perquisite is calculated, see footnote (b) to the Summary Compensation Table on page 35 of this Amendment.

•	Executives will also receive tax equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at meetings of the Board in the U.K.

Other Compensation Matters and Considerations

Ordinary Share Ownership Requirements for NEOs

The ownership requirements are expressed as a multiple of base salary as follows:

Position	Ownership Requirement (Multiple of Base Salary)
CEO	6x
President	4x
Other NEOs	3x

As of December 31, 2017, all NEOs exceeded their ownership requirements. In addition to the NEOs, Mylan’s ordinary share ownership policy covers the most senior employees at Mylan to promote an ownership culture and stronger alignment with the interests of shareholders among the broader leadership team. Each covered employee generally has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Ordinary shares actually owned by the covered employee (including ordinary shares held by the covered employee in Mylan’s 401(k) and Profit Sharing Plan), as well as restricted ordinary shares and unvested RSUs and PRSUs count toward compliance with these requirements. Our NEOs substantially exceed the ownership threshold set forth in the share ownership policy.

Clawback Policy

The Board has approved a clawback policy relating to incentive compensation programs. The provisions of the policy allow Mylan to recoup certain bonus and equity-based incentive compensation gains resulting from specified misconduct that causes Mylan to materially restate its financial statements. The Board considers updates to this policy from time-to-time. In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will respond accordingly.

Anti-Hedging and Pledging Policy

The Board has approved a securities trading policy that prohibits directors and certain employees from engaging in any transaction designed to limit or eliminate economic risks associated with the ownership of our equity or debt securities by trading in certain types of hedging instruments relating to any of our securities. Hedging instruments include prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments designed to hedge or offset movements in the price of our ordinary shares or debt. The policy also prohibits directors and certain employees from entering into transactions that involve the holding of Mylan securities in margin accounts (other than the “cashless exercise” of stock options) or the pledging of Mylan equity or debt securities as collateral for loans, with certain exceptions approved by the Compensation Committee if the executive demonstrates that he or she has the continuing financial capacity to repay any underlying loan or potential margin call without resorting to Mylan equity or debt securities. To the extent that the SEC adopts rules for anti-hedging and pledging policies that require changes to our policy, we will respond accordingly.

Employment Agreements

We believe it is important to have employment agreements with our executive officers and other key employees. These agreements memorialize certain key terms of employment, including termination rights and obligations, non-competition and other restrictive covenants, and compensation and perquisites, and we believe thereby enhance the stability and continuity of our employment relationships. Each of the NEOs is party to an employment agreement with Mylan Inc.

Appointment of Chief Legal Officer

In connection with his appointment as Chief Legal Officer, on March 24, 2017, Mr. Gallagher and Mylan Inc. entered into an employment agreement effective as of April 1, 2017.

Mr. Gallagher’s employment agreement had an initial term of one year, automatically renews for successive one-year periods unless earlier terminated by Mr. Gallagher or Mylan, and provides for the following during his term of employment:

•	a base salary of $800,000;

•	eligibility for a discretionary annual bonus with a target amount equal to 115% of his base salary;

•	an annual grant of LTI awards under Mylan’s Amended and Restated 2003 Long-Term Incentive Plan (the “Amended 2003 Plan”) with a value equal to 400% of his base salary;

•

a signing bonus of $350,000, which was subject to full or partial repayment in the event Mr. Gallagher had left Mylan prior to the first anniversary of his appointment, except in certain circumstances; and

•

a grant of RSUs (the “Gallagher Sign-On RSUs”) with a grant date value of $650,035 and an award of 40,507 PRSUs with a grant date value of $1,546,152 pursuant to the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program. A description of the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program can be found in the Proxy Statement for Mylan Inc.’s 2014 Annual Meeting of Shareholders.

For a detailed description of the employment agreements entered into with the other NEOs, see the section below entitled “Employment Agreements,” beginning on page 43 of this Amendment.

Transition and Succession Agreements

Mylan Inc. is party to separate Transition and Succession Agreements with each NEO with an aim to assuring that Mylan will have the NEO’s full attention and dedication to Mylan during the pendency of a possible change in control transaction that might optimize shareholder value, and to provide the officer with compensation and benefits in connection with a change in control. The Transition and Succession Agreements are independent of each NEO’s employment agreement. Subsequent to the execution of certain legacy agreements, Mylan adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross-up for golden parachute payments. Consistent with this commitment, the Transition and Succession Agreements with Messrs. Parks and Gallagher do not contain excise tax gross-ups. For legal and other considerations, the Transition and Succession Agreements currently in effect and executed prior to the new policy are not subject to that policy. Mylan does not have the right to unilaterally abrogate pre-existing binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up provisions have been executed and several have expired as executives have ceased to be actively employed with Mylan. The agreements with Messrs. Parks and Gallagher provide that they will, in the event subject to an excise tax on any golden parachute payments, be subject to a “best net” approach, under which they will receive the full amount of such payments or the greatest amount of such payments that will not subject them to the excise tax, whichever would result in the greatest after-tax amount.

For a detailed description of these Transition and Succession Agreements, see the section below entitled “Termination Under Transition and Succession Agreements (Change in Control)” beginning on page  45 of this Amendment.

Retirement Benefits

Mylan previously entered into Retirement Benefit Agreements (“RBAs”) with Ms. Bresch and Mr. Malik in recognition of their service to Mylan, to encourage their retention and to provide a supplemental form of retirement and death benefit. For a detailed description of the RBAs with Ms. Bresch and Mr. Malik, see the section below entitled “Retirement Benefit Agreements” beginning on page 42 of this Amendment.

Mylan also maintains a 401(k) Restoration Plan (the “Restoration Plan”) and an Income Deferral Plan permitting senior-level employees to elect to defer the receipt of a portion of their compensation and, in the case of the Restoration Plan, providing matching contributions to employees who make such an election. However, effective April 1, 2013, Mylan modified the Restoration Plan so that U.S. employees with an RBA would no longer receive matching contributions under the Restoration Plan.

When Mr. Malik joined Mylan in January 2007, Mylan established a nonqualified deferred compensation plan on his behalf. Although Mylan no longer contributes to the plan account, it will be distributed to Mr. Malik upon termination of his employment, or upon other qualifying distribution events, such as his retirement, disability or death or Mylan’s termination of the plan.

The footnotes to the Summary Compensation Table include changes in pension values calculated based on certain actuarial assumptions regarding discount rates. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2017 financial statements. In 2017, the impact of an increase in the applicable discount rates led to a decrease in the present value of accumulated benefits of approximately $198,000 for Ms. Bresch and approximately $110,000 for Mr. Malik.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as in effect for 2017, restricts the deductibility for federal income tax purposes of the compensation paid to the CEO and each of the other NEOs who was an executive officer at the end of the applicable fiscal year (other than our Chief Financial Officer) for such fiscal year to the extent that such compensation for such executive exceeds $1 million and does not qualify as “qualified performance-based compensation” as defined under Section 162(m) of the Code. The Compensation Committee historically considered available opportunities to deduct compensation paid to NEOs for U.S. federal income tax purposes. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, eliminated the exception for “performance-based” compensation and expanded the number of executives to which the 162(m) limit may apply. As a result, except to the extent provided in limited transition relief, compensation over $1 million paid to any NEO will no longer be deductible under Section 162(m) of the Code. The Board and the Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention or recognize and reward desired performance.

Compensation Committee Report

We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.

Respectfully submitted,

Wendy Cameron

JoEllen Lyons Dillon

Melina Higgins

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2017 (Ms. Cameron, Ms. Dillon, Mr. Dimick, Ms. Higgins and Mr. Parrish) was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. During 2017, no executive officer of the Company served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board.

Executive Compensation Tables

2017 Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2017, 2016 and 2015.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Heather Bresch Chief Executive Officer	2017	1,300,000	—	7,280,034	1,820,011	1,950,000	—	394,352	12,744,397
	2016	1,300,000	—	7,436,421	1,560,009	2,276,625	506,765	697,300	13,777,120
	2015	1,330,769	—	5,200,046	1,300,007	3,900,000	768,216	6,432,030	18,931,068
Kenneth S. Parks Chief Financial Officer	2017	628,115	—	1,440,068	360,012	787,750	—	130,072	3,346,017
	2016	346,154	375,000	2,766,841	300,000	700,500	—	18,498	4,506,993
Rajiv Malik President	2017	1,000,000	—	4,480,049	1,120,004	1,250,000	—	892,077	8,742,130
	2016	1,000,000	—	4,319,120	900,014	1,459,375	616,520	391,373	8,686,402
	2015	1,019,231	—	3,200,041	800,017	2,500,000	970,676	11,411,770	19,901,735
Daniel M. Gallagher Chief Legal Officer	2017	600,000	350,000	4,756,220	640,009	920,000	—	62,958	7,329,187
Anthony Mauro Chief Commercial Officer	2017	700,000	—	2,000,073	500,017	805,000	—	191,921	4,197,011
	2016	700,000	—	2,213,881	490,013	939,838	—	259,102	4,602,834
	2015	634,615	—	1,250,036	312,517	1,437,500	—	1,220,083	4,854,751

(1)

Represents the value of the base salary actually paid to the NEO in 2017, 2016 or 2015. The annual base salary approved by the Compensation Committee for each of the NEOs is payable in accordance with the Company’s normal payroll practices for its senior executives, so that an NEO’s total base salary amount is paid in 26 bi-weekly installments. 2015 included an additional payment date (a total of 27 payments were made in 2015), therefore the amounts shown for 2015 are greater than the applicable NEO’s annual base salary.

(2)

For Mr. Parks, the amount shown for 2016 represents the value of his sign-on bonus, which is subject to full or partial repayment in the event Mr. Parks leaves Mylan prior to the third anniversary of his joining Mylan. For Mr. Gallagher, the amount shown for 2017 represents the value of his sign-on bonus, which was subject to full or partial repayment in the event Mr. Gallagher left Mylan prior to the first anniversary of his joining Mylan (except in certain circumstances).

(3)

Represents the grant date fair value of the stock awards granted to the NEO in 2017, 2016 or 2015, as applicable. The grant date fair value of PRSUs for 2017 is based on the target value and is as follows: Ms. Bresch ($4,550,033), Mr. Parks ($900,031), Mr. Malik ($2,800,031), Mr. Gallagher ($1,600,006) and Mr. Mauro ($1,250,040). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2017, would have been as follows: Ms. Bresch ($6,825,072), Mr. Parks ($1,350,069), Mr. Malik ($4,200,068), Mr. Gallagher ($2,400,028), and Mr. Mauro ($1,875,060). For Mr. Parks, the amount shown for 2016 also includes the grant date fair value of PRSUs granted to him under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, which was $1,566,811, which assumes achievement of performance targets at maximum level. For Mr. Gallagher, the amount shown for 2017 also includes the grant date fair value of PRSUs granted to him under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, which was $1,546,152, which assumes the achievement of performance targets at maximum level. For information regarding assumptions used in determining the expense of such awards, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(4)

Represents the grant date fair value of the option awards granted to the NEO in 2017, 2016 or 2015, as applicable. For information regarding assumptions used in determining the expense of such awards, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(5)	Represents amounts paid under the Company’s non-equity incentive compensation plan. For a discussion of this plan, see the CD&A set forth above.

(6)

Represents the aggregate change in present value of the applicable NEO’s accumulated benefit under his or her respective RBA. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2017 financial statements. In 2017, the impact of an increase in the applicable discount rates led to a decrease in the present value of accumulated benefits of approximately $198,000 for Ms. Bresch and approximately $110,000 for Mr. Malik. For further information concerning the RBAs, see the Pension Benefits for 2017 Table set forth below and the section below entitled “Retirement Benefit Agreements,” beginning on page 42 of this Amendment.

(7)	Amounts shown in this column are detailed in the following chart:

	Fiscal Year	Use of Company- Provided Automobile ($)(a)	Personal Use of Company Aircraft ($)(b)	Lodging Reimbursement ($)(c)	Expatriate Benefits ($)(d)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(e)	Restoration Plan Contribution ($)(f)	Transaction- Related Excise Tax Reimbursement ($)(g)	Other ($)(h)
Heather Bresch	2017	20,736	158,038	—	—	24,420	165,331	—	25,827
	2016	20,507	184,020	—	—	29,419	302,790	—	160,564
	2015	19,200	310,312	—	—	28,792	218,454	5,828,995	26,277
Kenneth S. Parks	2017	19,766	10,440	—	—	18,115	73,440	—	8,311
	2016	10,944	—	—	—	6,908	—	—	646
Rajiv Malik	2017	30,170	28,896	—	691,967	24,300	109,469	—	7,275
	2016	30,725	80,295	—	247,421	10,600	—	—	22,332
	2015	23,392	29,557	50,000	6,333,891	—	—	4,859,071	115,859
Daniel M. Gallagher	2017	14,400	—	—	—	18,039	29,700	—	819
Anthony Mauro	2017	19,200	2,595	—	—	24,238	123,285	—	22,603
	2016	19,200	608	—	—	28,335	170,589	—	40,370
	2015	19,200	—	—	—	28,800	131,918	1,020,722	19,443

(a)

In the case of Ms. Bresch and Messrs. Parks, Gallagher and Mauro, these numbers represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

(b)

Amounts disclosed represent the actual aggregate incremental costs incurred by Mylan associated with the personal use of the Company’s aircraft. Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees, and other trip-related variable costs. Because the aircrafts are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated.

(c)	Beginning in 2016, Mr. Malik was no longer eligible to receive a housing allowance or home-leave benefit, both of which he received in prior years.
(d)

Expatriate benefits for Mr. Malik represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally has responsibility for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. Beginning in 2016, Mr. Malik no longer receives a tax equalization benefit in respect of his LTI awards. Amounts shown for 2017, 2016 and 2015 for Mr. Malik are net of Mylan’s estimated tax refunds for each year. Estimated refunds were $15,685 for 2017, and approximately $0.2 million for 2016 and approximately $1.1 million for 2015.

(e)

For 2017, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, a matching contribution of $10,920, $4,615, $10,800, $4,539 and $10,738, respectively, and a profit sharing contribution received in March 2018 in respect of fiscal year 2017 equal to $13,500 for each NEO. In March 2017, the Company made a profit sharing contribution to each NEO, other than Mr. Gallagher, in respect of fiscal year 2016 equal to $13,250. For 2016, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik and Mauro, a matching contribution of $10,869, $6,908, $10,600 and $9,785, respectively, and, for Ms. Bresch and Mr. Mauro, a profit sharing contribution from the Company of $18,550. For 2015, amounts disclosed for Ms. Bresch included a matching contribution of $10,592, and a profit sharing contribution from the Company of $18,200. For 2015, amounts disclosed for Mr. Mauro included a matching contribution of $10,600, and a profit sharing contribution from the Company of $18,200. Mr. Malik became eligible to participate in Mylan’s U.S. retirement plans in 2016.

(f)

For 2017, amounts disclosed included, for Messrs. Parks, Gallagher and Mauro, a matching contribution under the Restoration Plan of $20,509, $13,200 and $54,793, respectively, and a profit sharing contribution under the Restoration Plan received in March 2018 in respect of fiscal year 2017 for each of Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro equal to $165,331, $52,931, $109,469, $16,500 and $68,492, respectively. In March 2017, the Company made a profit sharing contribution to each of Ms. Bresch and Messrs. Parks, Malik and Mauro under the Restoration Plan in respect of fiscal year 2016 equal to $246,750, $4,058, $161,750 and $93,740, respectively. Ms. Bresch is no longer eligible to receive a matching contribution under the Restoration Plan. Although he became eligible to participate in Mylan’s U.S. retirement plans in 2016, Mr. Malik is not eligible to receive a matching contribution under the Restoration Plan. See page 41 of this Amendment for further information regarding Restoration Plan contributions.

(g)

Represents the one-time tax reimbursement payment with respect to the excise tax under Section 4985 of the Code that was imposed in connection with the EPD Transaction on the value of certain LTI awards held by the directors and NEOs. Such payment ensured that, on a net after-tax basis, the NEO would be in the same position as if such excise tax had not been imposed. See the Proxy Statement for Mylan’s 2016 Annual Meeting of Shareholders for further discussion of the excise tax imposed in connection with the EPD Transaction and this one-time payment.

(h)

Represents events for all NEOs other than Mr. Gallagher; life insurance retention plan premium for Ms. Bresch and Mr. Mauro; long-term disability premiums; a health insurance premium for Mr. Malik; for 2016 and 2015, only, contributions to the Provident Fund, a statutory plan in India, for Mr. Malik; for 2016 only, matching of certain charitable contributions for Ms. Bresch and Messrs. Malik and Mauro; for 2016 only, certain personal security services for Ms. Bresch; and tax preparation services related to U.K. tax returns for all NEOs other than Mr. Gallagher.

Grants of Plan-Based Awards for 2017

The following table summarizes grants of plan-based awards made to each NEO during 2017.

Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payments Under Equity Incentive Plan Awards(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Heather Bresch			975,000	1,950,000	3,900,000	—	—	—	—	—	—	—
	3/3/2017	2/22/2017	—	—	—	50,355	100,709	151,064	—	—	—	4,550,033
	3/3/2017	2/22/2017	—	—	—	—	—	—	60,425	—	—	2,730,001
	3/3/2017	2/22/2017	—	—	—	—	—	—	—	106,558	45.18	1,820,011
Kenneth S. Parks			393,875	787,750	1,575,500	—	—	—	—	—	—	—
	3/3/2017	2/22/2017	—	—	—	9,961	19,921	29,882	—	—	—	900,031
	3/3/2017	2/22/2017	—	—	—	—	—	—	11,953	—	—	540,037
	3/3/2017	2/22/2017	—	—	—	—	—	—	—	21,078	45.18	360,012
Rajiv Malik			625,000	1,250,000	2,500,000	—	—	—	—	—	—	—
	3/3/2017	2/22/2017	—	—	—	30,988	61,975	92,963	—	—	—	2,800,031
	3/3/2017	2/22/2017	—	—	—	—	—	—	37,185	—	—	1,680,018
	3/3/2017	2/22/2017	—	—	—	—	—	—	—	65,574	45.18	1,120,004
Daniel M. Gallagher			460,000	920,000	1,840,000	—	—	—	—	—	—	—
	5/2/2017	5/2/2017	—	—	—	20,253	40,507	—	—	—	—	1,546,152
	5/12/2017	5/2/2017	—	—	—	20,545	41,089	61,634	—	—	—	1,600,006
	5/2/2017	5/2/2017	—	—	—	—	—	—	17,030	—	—	650,035
	5/12/2017	5/2/2017	—	—	—	—	—	—	24,654	—	—	960,027
	5/12/2017	5/2/2017	—	—	—				—	49,247	38.94	640,009
Anthony Mauro			402,500	805,000	1,610,000		—	—	—	—	—	—
	3/3/2017	2/22/2017	—	—	—	13,834	27,668	41,502	—	—	—	1,250,040
	3/3/2017	2/22/2017	—	—	—	—	—	—	16,601	—	—	750,033
	3/3/2017	2/22/2017	—	—	—	—	—	—	—	29,275	45.18	500,017

(1)	The performance goals under the annual incentive compensation program applicable to the NEOs during 2017 are described above in the CD&A.
(2)

Consists of PRSUs awarded under the Amended 2003 Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2017 table.

(3)	Consists of RSUs awarded under the Amended 2003 Plan. The vesting terms applicable to these awards are described below following the Outstanding Equity Awards at the End of 2017 table.
(4)

Represents the grant of 10-year stock options awarded under the Amended 2003 Plan. Stock options were granted with an exercise price equal to the closing price of the Company’s ordinary shares on the date of grant. The vesting terms applicable to these awards are described below following the Outstanding Equity Awards at the End of 2017 table.

(5)

Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2017

The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2017.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Heather Bresch	14,196	—	21.13	3/3/2020	—	—	—		—
	4,413	—	22.66	3/2/2021	—	—	—		—
	4,266	—	23.44	2/22/2022	—	—	—		—
	3,236	—	30.90	3/6/2023	—	—	—		—
	65,502	—	55.84	3/5/2024	—	—	—
	45,106	22,553	50.66	11/17/2025	—	—	—		—
	28,986	57,971	46.27	2/17/2026	—	—	—		—
	—	106,558	45.18	3/3/2027	—	—	—		—
	—	—	—	—	—	—	378,071	(4)	15,996,184
	—	—	—	—	8,554	361,920	76,984	(5)	3,257,193
	—	—	—	—	48,333	2,044,969	101,146	(5)	4,279,487
	—	—	—	—	60,425	2,556,582	100,709	(5)	4,260,998
Kenneth S. Parks	5,517	11,032	46.52	6/6/2026	—	—	—		—
	—	21,078	45.18	3/3/2027	—	—	—		—
	—	—	—	—	4,299	181,891	19,347	(5)	818,572
	—	—	—	—	—	—	40,507	(4)	1,713,851
	—	—	—	—	11,953	505,731	19,921	(5)	842,858
Rajiv Malik	34,389	—	55.84	3/5/2024	—	—	—		—
	27,758	13,879	50.66	11/17/2025	—	—	—		—
	16,723	33,445	46.27	2/17/2026	—	—	—		—
	—	65,574	45.18	3/3/2027	—	—	—		—
	—	—	—	—	—	—	324,061	(4)	13,711,021
	—	—	—	—	5,264	222,720	47,375	(5)	2,004,436
					28,508	1,206,173	58,354	(5)	2,468,958
	—	—	—	—	37,185	1,573,297	61,975	(5)	2,622,162
Daniel M. Gallagher	—	49,247	38.94	5/12/2027	—	—	—		—
	—	—	—	—	—	—	40,507	(4)	1,713,851
	—	—	—	—	24,654	1,043,111	41,089	(5)	1,738,476
	—	—	—	—	17,030	720,539	—		—
Anthony Mauro	4,757	—	22.66	3/2/2021	—	—	—		—
	4,266	—	23.44	2/22/2022	—	—	—		—
	3,236	—	30.90	3/6/2023	—	—	—		—
	12,009	—	55.84	3/5/2024	—	—	—		—
	10,844	5,421	50.66	11/17/2025	—	—	—		—
	9,105	18,209	46.27	2/17/2026	—	—	—		—
	—	29,275	45.18	3/3/2027	—	—	—		—
	—	—	—	—	—	—	67,512	(4)	2,856,433
	—	—	—	—	2,056	86,989	18,506	(5)	782,989
					12,545	530,779	31,771	(5)	1,344,231
	—	—	—	—	16,601	702,388	27,668	(5)	1,170,633

(1)

Vesting dates applicable to unvested stock options are as follows, in each case generally subject to continued employment with Mylan: on March 4, 2018, the unvested options at the $50.66 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested; on

February 17, 2018, one-half of the unvested options at the $46.27 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested and one-half of the unvested options at the $46.52 exercise price for Mr. Parks vested, and, in each case, the remaining one-half will vest on February 17, 2019; the unvested options at the $45.18 exercise price for Ms. Bresch and Messrs. Malik, Mauro and Parks and at the $38.94 exercise price for Mr. Gallagher will vest in three equal annual installments beginning on March 3, 2018. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards). In the case of options granted in 2013, 2014, 2015, 2016 or 2017 to Ms. Bresch, and in 2014, 2015, 2016 or 2017 to Mr. Malik, and, solely with respect to options granted to Mr. Gallagher in 2017, following termination of employment without “cause” or resignation for “good reason” as defined in the applicable employment agreement, 100% of options become vested and vested options will remain exercisable for one year following termination.

(2)

On March 4, 2018, 8,554 RSUs for Ms. Bresch, 5,264 RSUs for Mr. Malik and 2,056 RSUs for Mr. Mauro vested. Of the 48,333 RSUs for Ms. Bresch, 11,239 vested on February 17, 2018 and 37,094 will vest on February 17, 2019, of the 28,508 RSUs for Mr. Malik, 6,484 vested on February 17, 2018 and 22,024 will vest on February 17, 2019, and of the 12,545 RSUs for Mr. Mauro, 3,530 vested on February 17, 2018 and 9,015 will vest on February 17, 2019. 60,425 RSUs for Ms. Bresch, 11,953 RSUs for Mr. Parks, 37,185 RSUs for Mr. Malik, 24,654 RSUs for Mr. Gallagher and 16,601 RSUs for Mr. Mauro vest in three equal annual installments beginning on March 3, 2018. 17,030 RSUs for Mr. Gallagher, which represent the Gallagher Sign-On RSUs, vest 50% on April 1, 2019 and 50% on April 1, 2020. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. In the case of awards granted to Ms. Bresch and Messrs. Malik and Gallagher (for Mr. Gallagher, solely with respect to RSUs granted in 2017), the awards would also vest upon the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement.

(3)	The market value of restricted ordinary shares, RSUs and PRSUs was calculated using the closing price of the Company’s ordinary shares as of December 31, 2017, $42.31.
(4)

These awards consist of restricted ordinary shares under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program. The restricted ordinary shares remain subject to forfeiture and additional vesting conditions, including achievement of adjusted EPS of $6.00 for full vesting and continued service through December 31, 2018, or, in the case of Mr. Gallagher only, April 1, 2020, and the other terms and conditions of the program. The One-Time Special Five-Year Performance-Based Realizable Value Incentive Program is described in detail in the Proxy Statement for Mylan Inc.’s 2014 Annual Meeting of Shareholders. In accordance with their terms, the restricted ordinary shares would vest upon a change in control. In the case of awards granted to Ms. Bresch and Mr. Malik, the restricted ordinary shares would also vest upon the executive’s termination due to death or disability or without “cause” or resignation for “good reason” as defined in the applicable employment agreement, subject to the achievement of the applicable performance goals.

(5)

The vesting of these PRSUs is subject to the attainment of performance goals. On March 4, 2018, Ms. Bresch vested in 57,738 ordinary shares or 75% of the target 76,984 PRSUs, Mr. Malik vested in 35,532 ordinary shares or 75% of the target 47,375 PRSUs and Mr. Mauro vested in 13,680 ordinary shares or 75% of the target 18,506 PRSUs. On February 17, 2019, Ms. Bresch is expected to vest in PRSUs relating to 101,146 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 19,347 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 58,354 ordinary shares and Mr. Mauro is expected to vest in PRSUs relating to 31,771 ordinary shares. On March 3, 2020, Ms. Bresch is expected to vest in PRSUs relating to 100,709 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 19,921 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 61,975 ordinary shares, Mr. Gallagher is expected to vest in PRSUs relating to 41,089 ordinary shares and Mr. Mauro is expected to vest in PRSUs relating to 27,668 ordinary shares. The PRSUs are expected to vest upon the earliest to occur of (i) February 17, 2019 or March 3, 2020, as applicable, provided that the performance goals have been satisfied, (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following a change in control, (iii) the executive’s death or disability and (iv) in the case of awards granted to Ms. Bresch and Messrs. Malik and Gallagher (for Mr. Gallagher, solely with respect to PRSUs granted in 2017), the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement. Any outstanding ordinary shares subject to the award that remain unvested as of February 17, 2019, or March 3, 2020, as applicable, will be forfeited.

Option Exercises and Stock Vested for 2017

The option awards and ordinary share awards reflected in the table below were exercised or became vested for the NEOs during 2017.

Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Heather Bresch	—	—	19,793	859,070
Kenneth S. Parks	—	—	2,150	90,408
Rajiv Malik	—	—	11,748	510,480
Daniel M. Gallagher	—	—	—	—
Anthony Mauro	—	—	5,587	241,369

Pension Benefits for 2017

The following table summarizes the benefits accrued by Ms. Bresch and Mr. Malik as of December 31, 2017, under the RBA (or Executive Plan, in the case of Mr. Malik) in effect during 2017. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Heather Bresch	Retirement Benefit Agreement	13	6,735,866	—
Kenneth S. Parks	N/A	N/A	—	—
Rajiv Malik	The Executive Plan for Rajiv Malik(3)	N/A	360,874	—
Rajiv Malik	Retirement Benefit Agreement	11	4,191,581	—
Daniel M. Gallagher	N/A	N/A	—	—
Anthony Mauro	N/A	N/A	—	—
(1)	Messrs. Parks, Gallagher and Mauro are not party to a defined benefit pension arrangement.
(2)	See page 45 of this Amendment for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.

Nonqualified Deferred Compensation

The following table sets forth information relating to the Restoration Plan for 2017. There was no NEO participation in the Mylan Executive Income Deferral Plan in 2017.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Heather Bresch	3,022,352	—	246,750	516,098	—	3,785,200
Kenneth S. Parks	—	20,509	24,567	3,000	—	48,076
Rajiv Malik	—	—	161,750	13,719	—	175,469
Daniel M. Gallagher	—	13,200	13,200	994	—	27,394
Anthony Mauro	1,338,426	54,793	148,534	184,247	—	1,726,000
(1)

These amounts include earnings (losses), dividends and interest provided on account balances, including the change in value of the underlying investments in which our NEOs are deemed to be invested. These amounts are not reported in the Summary Compensation Table.

Retirement Programs and Employment Agreements

Restoration Plan

The Restoration Plan permits employees (including NEOs) who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan and (iii) be credited with Company non-elective contributions (to the extent so made by Mylan), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under Mylan’s 401(k) and Profit Sharing Plan if not for the limits on contributions and deferrals imposed by the Code. Company matching contributions immediately vest and Company profit sharing contributions are subject to an initial three-year vesting period. Upon a change in control (as defined in the Restoration Plan), a participant will become 100% vested in any unvested portion of his or her profit sharing contributions. Distributions of a participant’s vested account balance will be made in a lump sum within 60 days following a participant’s separation from service (or such later date as may be required by Section 409A of the Code).

Ms. Bresch and Mr. Malik are no longer eligible to receive matching contributions under the Restoration Plan because they are party to RBAs with Mylan Inc.

Retirement Benefit Agreements

Mylan Inc. entered into RBAs with Ms. Bresch and Mr. Malik in August 2009. Pursuant to the RBAs of Ms. Bresch and Mr. Malik, upon retirement following completion of 10 or more years of service, each executive would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 20% and 15%, respectively, of the sum of their base salary and target annual bonus on the date of retirement, for a period of 15 years, discounted to the executive’s current age from age 55 (“retirement benefit”). Having completed at least 10 years of continuous service as an executive, Ms. Bresch and Mr. Malik are each 100% vested in their retirement benefit under the RBAs.

Each of the RBAs provide that the executive is prohibited for one year following termination from engaging in activities that are competitive with the Company’s activities, provided that this provision will have no effect if, after the occurrence of a change in control, Mylan refuses, fails to make or disputes any payments to be made to the executive under the RBA, whether or not the executive actually receives payments under the RBA.

Each of the RBAs provide that during the five-year period following termination, except for any termination occurring following a change in control, Mylan may request that the executive provide consulting services for the Company, which services will be reasonable in scope, duration and frequency, and not to exceed 20 hours per month. The hourly rate for such consulting services will be determined by the parties at the time, but may not be less than $500 per hour, payable monthly. The executive would also be entitled to reimbursement of all out-of-pocket expenses incurred in the course of providing these services.

Information concerning the estimated value of benefits under Ms. Bresch’s and Mr. Malik’s RBAs assuming retirement as of December 31, 2017, is in the section below entitled “Potential Payments Upon Termination or Change in Control,” beginning on page 43 of this Amendment.

In 2007, Mylan established a nonqualified deferred compensation plan for Mr. Malik, who was then living outside the U.S. and therefore unable to participate in Mylan’s 401(k) and Profit Sharing Plan. Although Mylan no longer contributes to the account, the plan account will be distributed to Mr. Malik upon termination of the plan, the termination of Mr. Malik’s employment or other qualifying distribution events, such as his retirement, disability or death.

Employment Agreements

Mylan Inc. was party to employment agreements with each of the NEOs in 2017. The information below is based on the employment agreements in effect as of December 31, 2017. For a further description of the employment agreement with Mr. Gallagher, see “Other Compensation Matters and Considerations – Employment Agreements” on page 31 of this Amendment.

Mylan Inc. entered into amended and restated employment agreements with Ms. Bresch and Mr. Malik in February 2014, each effective January 1, 2014 (through December 31, 2018, unless earlier terminated or extended in accordance with its terms); entered into an employment agreement with Mr. Parks in April 2016, effective June 6, 2016; entered into an employment agreement with Mr. Gallagher in March 2017, effective April 1, 2017; and entered into an amended and restated employment agreement with Mr. Mauro in October 2011, effective January 1, 2012, which was further amended on April 10, 2015 and January 8, 2016. Each of these agreements provides for the payment of a minimum base salary, as of December 31, 2017, of $1,300,000; $685,000; $1,000,000; $800,000 and $700,000, with respect to Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, respectively, subject to reduction only in the event of similar decreases among Mylan’s executives. Each employment agreement also provides for the executive’s eligibility to receive fringe benefits of employment as are customarily provided to senior executives of Mylan.

The agreements provide for a target bonus equal to 150%, 115%, 125%, 115% and 115% of base salary with respect to Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, respectively. Each of the agreements also provide that throughout the term of the agreement and for a period of one year following the executive’s termination of employment for any reason, the executive may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.

For a description of the termination provisions under these agreements for Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, please see immediately below, at “Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the termination and change in control-related provisions of the employment agreements, RBAs and Transition and Succession Agreements entered into between Mylan Inc. and the applicable NEO and in effect as of December 31, 2017, and termination of employment and change in control provisions under the Amended 2003 Plan. In the discussions that follow, all amounts payable upon termination or change in control that include the value of LTI awards, include the value, if any, attributable to awards granted under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program.

Termination Under Employment Agreements

Ms. Bresch. Under Ms. Bresch’s employment agreement in effect as of December 31, 2017, if Ms. Bresch were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in her employment agreement in effect as of December 31, 2017), or if her employment had been terminated due to death or disability, in each case, prior to a change in control, she would have been entitled to a lump sum payment equal to two times her annual base salary, two years of health benefits at Mylan’s cost and a pro rata bonus based upon the actual bonus she would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Ms. Bresch’s employment due to death or disability. Pursuant to the applicable individual award agreements and Ms. Bresch’s employment agreement, if Ms. Bresch’s employment had been terminated without cause, for good reason or due to death or disability, all outstanding LTI awards granted to Ms. Bresch, including awards granted under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, would have fully vested (with any performance-based equity awards deemed achieved at “target” level performance). Pursuant to the terms of Ms. Bresch’s employment agreement in effect as of December 31, 2017, if Mylan does not offer to extend or renew the term on substantially similar terms and conditions, she would be entitled to the same payments and benefits as if she had been terminated without cause. If Mylan offers to renew Ms. Bresch’s term of employment on substantially similar terms and conditions, and Ms. Bresch rejects such offer, she would be entitled to a lump sum payment equal to her annual base salary and one year of health benefits at Mylan’s cost.

If Ms. Bresch’s employment had been terminated on December 31, 2017, by Mylan without cause or by Ms. Bresch for good reason prior to a change in control or because of Ms. Bresch’s death or disability, she would have been entitled to cash severance and other benefits under her employment agreement and LTI award agreements having an estimated aggregate value of $37,338,204 (with any performance-based equity awards deemed achieved at “target” level performance).

Mr. Parks. Under Mr. Parks’ employment agreement as in effect on December 31, 2017, if Mr. Parks were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in his employment agreement in effect as of December 31, 2017), or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to his annual base salary, 12 months of health benefits at Mylan’s cost and a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Parks’ employment due to death or disability.

If Mr. Parks’ employment had been terminated on December 31, 2017, by Mylan without cause or by Mr. Parks for good reason prior to a change in control, he would have been entitled to cash severance and other benefits under his employment agreement having an estimated aggregate value of $1,492,500. If Mr. Parks’ employment with Mylan had been terminated on December 31, 2017, because of his death or disability, he would have been entitled to cash severance and other benefits under his employment agreement and LTI award agreements in effect on such date having an aggregate value of $3,841,552 (with any performance-based equity awards deemed achieved at “target” level performance).

Mr. Malik. Under Mr. Malik’s employment agreement in effect as of December 31, 2017, if Mr. Malik were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in his employment agreement in effect as of December 31, 2017), or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to one-and-one-half times his annual base salary, 18 months of health benefits at Mylan’s cost and a pro rata bonus based upon the actual bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Malik’s employment due to death or disability. Pursuant to the applicable individual award agreements and Mr. Malik’s employment agreement, if Mr. Malik’s employment had been terminated without cause, for good reason or due to death or disability, all outstanding LTI awards granted to Mr. Malik, including his awards granted under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, would have fully vested (with any performance-based equity awards deemed achieved at “target” level performance). Pursuant to the terms of Mr. Malik’s employment agreement in effect as of December 31, 2017, if Mylan does not offer to extend or renew the term on substantially similar terms and conditions, he would be entitled to the same payments and benefits as if he had been terminated without cause. If Mylan offers to renew Mr. Malik’s term of employment on substantially similar terms and conditions, and Mr. Malik rejects such offer, he would be entitled to a lump sum payment equal to his annual base salary and one year of health benefits at Mylan’s cost.

If Mr. Malik’s employment had been terminated on December 31, 2017, by Mylan without cause or by Mr. Malik for good reason prior to a change in control or because of Mr. Malik’s death or disability, he would have been entitled to cash severance and other benefits under his employment agreement and LTI award agreements having an estimated aggregate value of $26,581,386 (with any performance-based equity awards deemed achieved at “target” level performance).

Mr. Gallagher. Under Mr. Gallagher’s employment agreement as in effect on December 31, 2017, if Mr. Gallagher were to resign for “good reason” or be terminated by Mylan without “cause” (each as defined in his employment agreement in effect as of December 31, 2017), or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to his annual base salary, 12 months of health benefits at Mylan’s cost and a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Gallagher’s employment due to death or disability. In addition, if Mr. Gallagher were to resign for good reason or be terminated by Mylan without cause prior to the full vesting of the Gallagher Sign-On RSUs or other equity awards granted in 2017 (other than those granted pursuant to the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program), any unvested portion of such equity awards would immediately vest as of the date of Mr. Gallagher’s separation from Mylan, with any performance-based equity awards deemed achieved at “target” level performance.

If Mr. Gallagher’s employment had been terminated on December 31, 2017, by Mylan without cause or by Mr. Gallagher for good reason prior to a change in control, he would have been entitled to cash severance, and other benefits under his employment agreement having an estimated aggregate value of $5,409,853 (with any performance-based equity awards deemed achieved at “target” level performance). If Mr. Gallagher’s employment with Mylan had been terminated on December 31, 2017, because of his death or disability, he would have been entitled to cash severance payments and other benefits under his employment agreement and LTI award agreements having an aggregate value of $5,409,853 (with any performance-based equity awards deemed achieved at “target” level performance).

Mr. Mauro. Under Mr. Mauro’s employment agreement in effect on December 31, 2017, if Mr. Mauro were to be discharged by Mylan without “cause” (as defined in his employment agreement in effect on December 31, 2017) or if his employment had been terminated due to death or disability, in each case, prior to a change in control, he would have been entitled to a lump sum payment equal to his annual base salary, 12 months of health benefits at Mylan’s cost and a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would have been reduced by Company-provided death or disability benefits in the event of termination of Mr. Mauro’s employment due to death or disability. If the term of employment in Mr. Mauro’s employment agreement in effect on December 31, 2017, was not extended or renewed, he would have been entitled to the same payments and benefits as if he had been terminated without cause.

If Mr. Mauro’s employment had been terminated on December 31, 2017, by Mylan without cause, he would have been entitled to cash severance and other benefits under his employment agreement having an estimated aggregate value of $1,519,717. If Mr. Mauro’s employment with Mylan had been terminated on December 31, 2017, because of his death or disability, he would have been entitled to cash severance and other benefits under his employment agreement and LTI award agreements having an aggregate value of $6,137,726 (with any performance-based equity awards deemed achieved at “target” level performance).

Retirement Benefit Agreements

If the employment of Ms. Bresch or Mr. Malik had been terminated for any reason on December 31, 2017, each of the executives would have been entitled to an estimated lump sum payment under their RBA equal to their vested balances of $6,735,866 and $4,191,581, respectively.

Termination Under Transition and Succession Agreements (Change in Control)

The Transition and Succession Agreements with Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro provide that if the executive’s employment is terminated other than for cause (including death or disability) or if the executive terminates his or her employment for good reason, in each case prior to a change in control under certain circumstances (such as in the event the termination arose in connection with the change in control) or within two years following the occurrence of a change in control, or, under certain circumstances, for any reason within 90 days following the first anniversary of a change in control, the executive would become entitled to receive a lump sum severance payment, equal to, in the case of Ms. Bresch and Messrs. Parks, Malik and Gallagher, the higher of (i) the compensation and benefits payable under his or her employment agreement as if the change in control were deemed to be a termination without cause under the employment agreement and (ii) a lump sum severance payment in an amount equal to three times the sum of base salary and highest bonus paid to the executive under the employment agreement or the Transition and Succession Agreement, or, in the case of Mr. Mauro, a lump sum severance payment in an amount equal to three times the amount of base salary and cash bonus paid to Mr. Mauro by Mylan as reflected on Mr. Mauro’s W-2 in (a) the tax year immediately preceding the year in which the date of termination occurs or (b) the year in which the change in control occurs, whichever is greater. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of the executive’s termination due to death or disability. Each executive would additionally be entitled to continuation of health and other benefits for a period of three years. The Transition and Succession Agreements for each of Ms. Bresch and Messrs. Malik and Mauro also provide for a gross-up payment for any excise tax on “excess parachute payments.” Consistent with Mylan’s policy of not providing for gross-up payments in newly entered into agreements, Messrs. Parks’ and Gallagher’s Transition and Succession Agreements instead contain a “best net” provision in the event either would receive any “excess parachute payments,” as described above.

If a change in control had occurred on December 31, 2017, and the employment of each of Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro had been terminated on such date under circumstances entitling them to payments under their Transition and Succession Agreements, the executives would have been entitled to cash severance and other benefits (which includes the vesting of LTI awards and the valuation of other perquisites and are in addition to the retirement benefit which they would receive as described above) having an estimated aggregate value as follows: for Ms. Bresch, $50,823,915; for Mr. Parks, $9,678,311; for Mr. Malik, $36,093,392; for Mr. Gallagher, $11,742,230; and for Mr. Mauro, $15,073,290. Mr. Mauro would also have been entitled to a gross-up payment for excise taxes estimated at $5,833,816. Based on the assumptions above, Ms. Bresch and Mr. Malik would not have been subject to the 280G excise tax if a change in control had occurred on December 31, 2017, and therefore no value is attributable to their contractual gross-up obligation for purposes of this disclosure.

As described above, subsequent to the execution of the Transition and Succession Agreements with Ms. Bresch and Messrs. Malik and Mauro, Mylan adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross-up for golden parachute payments. For legal and other considerations, the Transition and Succession Agreements currently in effect and executed prior to the new policy are not subject to that policy. Mylan does not have the right to unilaterally abrogate pre-existing binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up provisions have been executed. Consistent with this commitment, the Transition and Succession Agreements with Mr. Parks and Mr. Gallagher do not contain excise tax gross-ups. In addition, several of the contracts with excise tax gross-ups have expired as executives have ceased service with Mylan.

2003 Long-Term Incentive Plan, as Amended

The Amended 2003 Plan provides that, unless otherwise provided in an award agreement, at the time of a change in control (as defined in the Amended 2003 Plan), (i) each stock option and stock appreciation right outstanding will become immediately and fully exercisable, (ii) all restrictions applicable to awards of restricted stock and RSUs will terminate in full, (iii) all performance awards (with certain limited exceptions) will become fully payable at the maximum level and (iv) all other stock-based awards will become fully vested and payable.

Annual LTI awards contain “double trigger” vesting provisions that provide for accelerated vesting only if (i) there has been a change in control and (ii) an involuntary termination without cause or a voluntary resignation for good reason occurs within two years following the change in control, unless otherwise specifically determined by the Compensation Committee.

A description of the material terms that apply to the LTI awards held by the NEOs, including the awards granted under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, may be found in the footnotes to the Outstanding Equity Awards at the End of 2017 Table.

If a change in control and qualifying termination had occurred on December 31, 2017, the intrinsic value of vesting LTI awards held by the NEOs would have equaled approximately: for Ms. Bresch, $32,757,332; for Mr. Parks, $4,062,903; for Mr. Malik, $23,808,767; for Mr. Gallagher, $5,381,939; and for Mr. Mauro, $7,474,442.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of the Company’s CEO. The pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

We determined that as of December 31, 2017, our total number of U.S. employees was approximately 6,308 and our total number of non-U.S. employees was approximately 25,520. We excluded from this employee population a total of 1,589 employees from:

Hungary (662)	Malaysia (58)	Albania (11)	Bahrain (2)
China (226)	Serbia (56)	Algeria (9)	Oman (2)
Russia (169)	Ukraine (50)	Armenia (7)	Ivory Coast (1)
Turkey (125)	Belarus (13)	Azerbaijan (5)	Kenya (1)
Thailand (97)	Bosnia and Herzegovina (12)	Qatar (3)
Mexico (66)	Kazakhstan (11)	Zambia (3)

The total number of employees from these non-U.S. jurisdictions was less than 5 percent of our total employee population.

To determine our median employee, we chose base salary as our consistently applied compensation measure. We then calculated an annual base salary for each employee, annualizing pay for those employees who commenced work during 2017 and for any employees who were on leave for a portion of 2017. For hourly employees, we used a reasonable estimate of hours worked to determine annual base pay. We used a clustered sampling methodology to identify the median base salary within this employee population. Our median employee is a packaging operator located in Ireland, which reflects the true global nature of our organization and the fact that we are a diversified company within our peer group whose employees participate in all aspects of bringing our products to market, from R&D to manufacturing. This diversification should be considered by readers who would compare our CEO Pay Ratio to those within our peer or industry group and reflects differences in pay demographics among those groups.

Total annual compensation for the median employee was $40,270 and total annual compensation for the CEO was $12,763,539, resulting in a ratio of median employee total annual compensation to CEO total annual compensation of 317 to 1. Total annual compensation for the median employee and the chief executive officer is calculated according to the disclosure requirements of Item 402(u) of Regulation S-K under the Exchange Act and includes base salary, annual incentive, equity awards, change in pension values and other compensation such as perquisites and medical benefits.

Non-Employee Director Compensation for 2017

The following table sets forth information concerning the compensation earned by Mylan’s directors who are not employees of the Company or Mylan Inc. (each a “Non-Employee Director,” and, together, the “Non-Employee Directors”) for 2017. Directors who are employees of Mylan Inc. receive no compensation for their Board service. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)	RSUs ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Wendy Cameron	129,500	165,043	50,010	—	344,553
Hon. Robert J. Cindrich	124,000	165,043	50,010	—	339,053
Robert J. Coury	1,800,000	—	—	81,133	1,881,133
JoEllen Lyons Dillon	154,500	165,043	50,010	—	369,553
Neil Dimick	174,500	165,043	50,010	—	389,553
Melina Higgins	142,500	165,043	50,010	—	357,553
Douglas J. Leech*	67,500	165,043	50,010	—	282,553
Joseph C. Maroon, M.D.*	64,500	165,043	50,010	—	279,553
Mark W. Parrish	192,500	165,043	50,010	—	407,553
Rodney L. Piatt*	109,500	165,043	50,010	—	324,553
Randall L. (Pete) Vanderveen, Ph.D.	117,500	165,043	50,010	—	332,553
Sjoerd S. Vollebregt**	62,000	165,012	50,012	—	277,024

*	Not nominated for re-election at the 2017 AGM and retired from the Board effective June 22, 2017. Compensation listed reflects amounts paid and equity awarded through June 22, 2017.

**	Elected to Mylan’s Board at the 2017 AGM.

(1)

Represents the grant date fair value of the specific award granted to the Non-Employee Director. Option awards and RSU awards granted in 2017 generally vested on March 3, 2018. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 11 to the Company’s Consolidated Financial Statements contained in the Original Filing. The aggregate number of ordinary shares subject to stock options held by the Non-Employee Directors, as of December 31, 2017, were as follows: Ms. Cameron, 11,293; Judge Cindrich, 11,293; Mr. Coury, 231,074; Ms. Dillon, 11,293; Mr. Dimick, 11,293; Ms. Higgins, 17,916; Mr. Leech, 11,293; Dr. Maroon, 11,293; Mr. Parrish, 11,293; Mr. Piatt, 67,850; Dr. Vanderveen, 11,293; and Mr. Vollebregt, 3,867. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2017, were as follows: Ms. Cameron, 3,653; Judge Cindrich, 3,653; Mr. Coury, 1,000,000; Ms. Dillon, 3,653; Ms. Higgins, 3,653; Mr. Parrish, 3,653; Dr. Vanderveen, 3,653; and Mr. Vollebregt, 4,230. The number of unvested performance-based restricted ordinary shares held by Mr. Coury, as of December 31, 2017, was 270,051.

(2)

Because of persistent and serious security concerns, the Board determined that Mr. Coury should be entitled to use Mylan’s aircraft for business and personal purposes. Aggregate incremental cost for personal aircraft usage for 2017 was $33,269, which was calculated in the same manner as described in footnote (b) to the Summary Compensation Table on page 35 of this Amendment. Also reflects costs relating to use of a company vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle ($26,705), and costs relating to attendance at events, security services and tax preparation services related to U.K. tax returns.

Board and Committee Fees

In 2017, the Compensation Committee retained Meridian to provide the Committee with a market review of outside director compensation.

Non-Employee Directors, other than Mr. Coury, receive $100,000 per year in cash compensation for their service on Mylan’s Board. Non-Employee Directors also are reimbursed for actual expenses relating to meeting attendance.

In addition, in 2017, the Non-Employee Directors received the following additional fees for their service on Board committees, payable in each case, in four equal quarterly installments (pro-rated for any partial quarter):

•	The Chair of the Audit Committee received an additional fee of $30,000 per year;

•	The Chair of the Compensation Committee received an additional fee of $25,000 per year;

•	The Chair of the Compliance Committee received an additional fee of $30,000 per year;

•	The Chair of the Finance Committee received an additional fee of $20,000 per year;

•	The Chair of the Governance and Nominating Committee received an additional fee of $15,000 per year;

•	The Chair of the Science and Technology Committee received an additional fee of $10,000 per year;

•	Each member of the Executive Committee who is a Non-Employee Director, other than Mr. Coury, received an additional fee of $30,000 per year;

•	Each member of the Audit Committee and Compensation Committee received an additional fee of $15,000 per year;

•	Each member of the Compliance Committee received an additional fee of $10,000 per year;

•	Each member of the Governance and Nominating Committee received an additional fee of $9,000 per year;

•	Each member of the Finance Committee and the Science and Technology Committee received an additional fee of $5,000 per year; and

•	The Lead Independent Directors each received an additional fee of $60,000 per year (pro-rated for their respective terms of service).

Mr. Coury does not receive the Non-Employee Director fees described above, and instead receives a quarterly cash retainer of $450,000 and certain perquisites.

Non-Employee Directors are eligible to receive stock options or other grants under the Amended 2003 Plan. In March 2017, each Non-Employee Director, other than Messrs. Coury and Vollebregt, was granted an option to purchase 2,928 ordinary shares at an exercise price of $45.18 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option, other than as described below, vested on March 3, 2018, and 3,653 RSUs, which also, other than as described below, vested on March 3, 2018. In June 2017, upon election to the Board, Mr. Vollebregt was granted an option to purchase 3,867 ordinary shares at an exercise price of $39.01 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option vested on March 3, 2018, and 4,230 RSUs, which also vested on March 3, 2018. Mr. Coury did not receive any equity awards in 2017. As described in the 2017 Proxy Statement, Mr. Coury received an award of 1,000,000 RSUs in 2016, 75% of which will vest on the third anniversary of the date of grant and 25% of which will vest on the fifth anniversary of the date of grant, or earlier upon certain cessations of Mr. Coury’s services as Chairman or failure to be appointed to Mylan’s Board. Messrs. Leech, Maroon and Piatt were not nominated for re-election and retired from the Board effective June 22, 2017. In recognition of their long and dedicated service to Mylan, the other members of the Board voted to accelerate the vesting of their March 2017 option and RSU awards to their date of retirement. Non-Employee Directors also are eligible to receive tax-equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at board meetings in the U.K.

Ordinary Share Ownership Requirements. Mylan’s Board has adopted ordinary share ownership requirements for Non-Employee Directors, requiring each to hold ordinary shares valued at three times their annual retainer as long as they remain on the Board. Each Non-Employee Director has five years from his or her initial election to the Board to achieve this requirement. The policy was adopted to further demonstrate alignment of directors’ interests with shareholders’ for the duration of their service. As of December 31, 2017, all Non-Employee

Directors satisfied this ownership requirement, with the exception of Mr. Vollebregt, who became a director on June 22, 2017, and is required to satisfy the ownership requirements by June 2022. If Ms. van der Meer Mohr and Mr. Korman are elected to Mylan’s Board at the 2018 AGM, they will be required to satisfy the ownership requirements by June 2023.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

Security Ownership of Directors, Nominees and Executive Officers

The following table sets forth information regarding the beneficial ownership of ordinary shares of Mylan N.V. as of April 25, 2018 by (i) Mylan N.V.’s directors, nominees and NEOs, and (ii) all directors, nominees and executive officers of Mylan N.V. as a group (based on 515,420,019 ordinary shares of Mylan N.V. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 25, 2018. To Mylan N.V.’s knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Mylan N.V., Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days	Percent of Class
Heather Bresch	822,042	(1)(7)	252,764	*
Wendy Cameron	72,707		11,293	*
Hon. Robert J. Cindrich	19,079		11,293	*
Robert J. Coury	1,266,279	(2)(7)	231,074	*
JoEllen Lyons Dillon	9,639		11,293	*
Neil Dimick	44,617		11,293	*
Daniel M. Gallagher	4,282		16,416	*
Melina Higgins	83,092	(3)	17,916	*
Harry A. Korman(4)	20,250		25,966	*
Rajiv Malik	784,169	(5)(7)	131,330	*
Anthony Mauro	153,258	(6)(7)	63,745	*
Kenneth S. Parks	5,584		18,059	*
Mark W. Parrish	37,395		11,293	*
Pauline van der Meer Mohr(4)	0		0	*
Randall L. (Pete) Vanderveen, Ph.D	41,817		11,293	*
Sjoerd S. Vollebregt	4,230		3,867	*
All directors, nominees and executive officers as a group (16 persons)	3,368,440	(7)(8)	828,895	*

*	Less than 1%.

(1)	Includes 1,157 ordinary shares held in Ms. Bresch’s 401(k) account, and 282,231 shares held in grantor retained annuity trusts of which she is the sole trustee.

(2)	Includes 971,115 ordinary shares held in grantor retained annuity trusts of which Mr. Coury is the sole trustee.

(3)	Includes 74,000 ordinary shares held by Ms. Higgins’ spouse.

(4)	Mr. Korman and Ms. van der Meer Mohr are nominated for election to the Board for the first time in 2018.

(5)	Includes 250,000 ordinary shares held in a grantor retained annuity trust of which Mr. Malik is the sole trustee.

(6)	Includes 5,574 ordinary shares held in Mr. Mauro’s 401(k) account.

(7)

Includes performance-based restricted ordinary shares issued on June 10, 2015 upon conversion of stock appreciation rights pursuant to the terms of Mylan’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program implemented in 2014. The restricted ordinary shares remain subject to forfeiture and additional vesting conditions, including achievement of adjusted EPS of $6.00 and continued service, and the other terms and conditions of the program.

(8)	Includes 6,731 ordinary shares held in the executive officers’ 401(k) accounts.

Security Ownership of Certain Beneficial Owners

The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the ordinary shares of Mylan N.V. as of April 25, 2018 (based on 515,420,019 ordinary shares of Mylan N.V. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Wellington Management Company LLP and affiliates, 280 Congress Street, Boston, MA 02210	45,480,852	(1)	8.8%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	40,564,099	(2)	7.9%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	35,343,486	(3)	6.9%
Vanguard Specialized Funds — Vanguard Heath Care Fund — 23-2439149, 100 Vanguard Blvd., Malvern, PA 19355	29,844,042	(4)	5.8%

(1)

Based on Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 8, 2018, Wellington Management Group LLP has sole voting power over 0 shares, shared voting power over 8,654,058 shares, sole dispositive power over 0 shares and shared dispositive power over 45,480,852 shares; Wellington Group Holdings LLP has sole voting power over 0 shares, shared voting power over 8,654,058 shares, sole dispositive power over 0 shares and shared dispositive power over 45,480,852 shares; Wellington Investment Advisors Holdings LLP has sole voting power over 0 shares, shared voting power over 8,654,058 shares, sole dispositive power over 0 shares and shared dispositive power over 45,480,852 shares; and Wellington Management Company LLP has sole voting power over 0 shares, shared voting power over 7,655,266 shares, sole dispositive power over 0 shares and shared dispositive power over 43,848,488 shares. Based on the Schedule 13G/A, the securities as to which the Schedule 13G/A was filed are owned of record by clients of one or more investment advisers identified therein directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except for Vanguard Health Care Fund.

(2)

Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 30, 2018, BlackRock, Inc. has sole voting power over 36,615,713 shares, shared voting power over 0 shares, sole dispositive power over 40,564,099 shares and shared dispositive power over 0 shares.

(3)

Based on Schedule 13G/A filed by The Vanguard Group with the SEC on February 8, 2018, The Vanguard Group has sole voting power over 724,044 shares, shared voting power over 98,314 shares, sole dispositive power over 34,556,051 shares and shared dispositive power over 787,435 shares.

(4)

Based on Schedule 13G/A filed by Vanguard Specialized Funds — Vanguard Health Care Fund — 23-2439149 with the SEC on February 2, 2018, Vanguard Specialized Funds — Vanguard Health Care Fund — 23-2439149 has sole voting power over 29,844,042 shares, shared voting power over 0 shares, sole dispositive power over 0 shares and shared dispositive power over 0 shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Based on a review of the transactions between Mylan and its directors and executive officers, their immediate family members, and their affiliated entities, Mylan has determined that since the beginning of 2017, it was a party to the following transactions in which the amount involved exceeded $120,000 and in which any of Mylan’s directors, executive officers, or greater than five percent shareholders, or any of their immediate family members or affiliates, have or had a direct or indirect material interest:

As previously disclosed, Mylan has engaged Coury Financial Group, LP (“CFG”), the principals of which are brothers of Robert J. Coury, Chairman, to provide certain services to Mylan. CFG is in the business of providing strategic corporate benefits advice and services, among others. Since approximately 1995, CFG and, in the past, other affiliated entities of CFG, have served as the broker in connection with several of the Company’s employee benefit programs. Effective January 1, 2015, Mylan’s arrangements with CFG provided for a fixed base fee of $37,500 per month to be paid by Mylan for a period of three years, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. In August 2017, the parties extended this contract on substantially the same terms for an additional three year period effective January 1, 2018. However, where required by law, CFG will continue to receive commissions directly from certain other benefit plan carriers, and in 2017 and early 2018, received payments totaling approximately $180,000 in commissions for these services directly from the insurance carriers (including payments for 2016 business paid in 2017).

As previously disclosed in the 2017 Proxy Statement, as a result of Mr. Coury concluding his service as an executive with the Company in 2016 he became entitled to receive certain benefits that he had earned over his fifteen year tenure with the Company. Based on the contractual terms of Mr. Coury’s 2011 Executive Employment Agreement, as amended, these benefits included, at Mr. Coury’s election on an annual basis, either personal use of the Company’s aircraft for up to 70 hours per year or a cash payment of approximately $1.5 million each year, for three years. With respect to 2017, Mr. Coury used the aircraft for 70 hours, which had an approximate dollar value of $546,000 based on the cost that would have been incurred if such benefit had been provided through a third-party vendor. We believe that this amount also represents a fair estimate of Mr. Coury’s interest in the transaction. We also note that Mr. Coury’s aircraft benefit had already been disclosed in the 2017 Proxy Statement as part of his compensation in 2016 but we are, based on SEC rules, now disclosing it again as a related person transaction because Mr. Coury remains a related person since he has continued to serve as a director of the Company (although his receipt of this benefit is not contingent on that service) and the benefit was provided by Mylan to Mr. Coury since January 1, 2017. We anticipate providing a similar benefit to Mr. Coury for the rest of 2018 and in 2019.

Under the terms of the 401(k) and Profit Sharing Plan and the Restoration Plan, Mr. Coury, like other similarly situated participants, was entitled to the five percent profit sharing contribution approved by Mylan’s Compensation Committee in February 2017 to employees who participated in the Company’s U.S. retirement plans in 2016. As a result, in March 2017 Mylan made a $13,250 profit sharing payment to Mr. Coury’s 401(k) account and a $191,850 profit sharing payment to Mr. Coury’s Restoration Plan account. Mr. Coury’s contribution was made in respect of certain compensation earned as an executive with the Company in 2015 and 2016 prior to the conclusion of such service.

Douglas J. Leech served on Mylan’s Board in 2017 from January 1 to June 22, 2017, and Neil Dimick is a current member of our Board and has been a director since 2005. Messrs. Dimick and Leech, like each member of our Board, are parties to indemnification agreements with the Company. The Company has been advised by counsel to each of Messrs. Dimick and Leech that counsel has unbilled fees of approximately $190,000 and $80,000 for services provided to Mr. Dimick and Mr. Leech, respectively, and that counsel currently anticipates billing additional fees of $10,000 and $70,000 for ongoing services to be provided to Messrs. Dimick and Leech, respectively, related to providing information in connection with the previously disclosed SEC related party investigation.

Rajiv Malik is an executive officer of the Company and is party to an employment agreement with Mylan Inc., which contains standard indemnification provisions. The Company has made payments to counsel to Mr. Malik of approximately $277,000 in 2017 and $235,000 in 2018 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $1.3 million in 2018 for ongoing services to be provided to Mr. Malik in connection with such matters.

Mylan anticipates additional payment, repayment or advancement of these and other expenses during the pendency of the aforementioned matters and anticipates that it will make payments for any such claims.

On February 27, 2015, the EPD Transaction was completed pursuant to which Mylan N.V. issued 110,000,000 ordinary shares (worth approximately $6.31 billion at the time) to various Abbott affiliates and pursuant to which Abbott became a holder of over five percent of Mylan N.V.’s outstanding ordinary shares. On March 24, 2017, Abbott reported that, as a result of a sale transaction on March 23, 2017, it was no longer a holder of over five percent of Mylan N.V.’s outstanding ordinary shares. As previously disclosed, at the closing of the EPD Transaction, Mylan, Abbott, and certain of their affiliates also entered into ancillary agreements providing for transition services, manufacturing relationships and license arrangements. In addition to these ancillary agreements, from January 1, 2017 to March 23, 2017, Abbott and Mylan have entered into or engaged in ordinary course, arm’s length transactions with each other. From January 1, 2017 to March 23, 2017, Mylan received inventory and services from Abbott pursuant to those ancillary agreements, and also received inventory and services pursuant to separate ordinary course, arm’s length transactions, totaling approximately $34 million (substantially all of which related to the ancillary agreements). During this time period, Mylan also provided inventory and services pursuant to those ancillary agreements to Abbott totaling approximately $16 million.

In 2013, Mylan’s Board approved a written related party transactions policy that establishes guidelines for reviewing and approving transactions involving any director or certain executives in which (1) the aggregate amount involved will or may be expected to exceed $25,000; (2) Mylan or an affiliate of Mylan is a participant; and (3) any related party has or will have a direct or indirect interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each director’s independence.

Director Independence

Mylan’s Board has determined that Ms. Cameron, Judge Cindrich, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Parrish, Dr. Vanderveen and Mr. Vollebregt are independent directors under the applicable NASDAQ listing standards. In making these determinations, the Board considered, with respect to Ms. Dillon’s independence, that the Mylan Charitable Foundation, a 501(c)(3) organization that is a separate entity from Mylan but funded by the Company, made a grant to a private, non-profit educational institution attended by Ms. Dillon’s minor children. The grant was not requested by Ms. Dillon nor made in the name of her children and Ms. Dillon had no role in the consideration or vote approving the grant. With regard to Ms. Dillon, the Board determined that any such arrangements, transactions or relationships do not interfere with the exercise of independent judgment by Ms. Dillon in carrying out her responsibilities as a director of Mylan.

Ms. Bresch and Mr. Malik are not independent directors due to their current service as Mylan’s CEO and President, respectively. Mr. Coury is not an independent director under applicable NASDAQ listing standards due to his employment by Mylan Inc. during the past three years, most recently as Executive Chairman until June 24, 2016. All non-executive directors of Mylan’s Board other than Mr. Coury are considered to be independent within the meaning of best practice provision 2.1.8 of the DCGC.

As disclosed in the 2017 Proxy Statement, Mylan’s Board had previously determined that Joseph C. Maroon, M.D., Douglas J. Leech and Rodney L. Piatt – each of whom served on the Board until June 22, 2017 – were independent directors under the applicable NASDAQ listing standards. In making those prior determinations, the Board considered at the time, with respect to Dr. Maroon’s independence, that his daughter has worked for Mylan during one or more of the past several years. With respect to Mr. Piatt’s independence, the Board considered at the time that in 2016 and earlier years, Mylan paid minimal membership costs for several employees and sponsored events at a facility indirectly owned, in part, by Mr. Piatt. The Board also considered at the time that Mr. Piatt is a prominent member of the Southpointe community, in which Mylan’s headquarters is located, and that he has, and has had in the past, ownership interests in certain properties in the Southpointe community. Mr. Piatt has also been involved in the development of Southpointe and in various routine matters related to the upkeep and maintenance of the neighborhood and associated utilities, as has Mylan. With regard to both Dr. Maroon and Mr. Piatt, the Board had previously determined that any such arrangements, transactions or relationships did not interfere with the exercise of independent judgment by those directors in carrying out their responsibilities as a director of Mylan.

ITEM 14.	Principal Accounting Fees and Services

Deloitte served as Mylan’s independent registered public accounting firm during 2017 and 2016, and no relationship exists other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Mylan paid to, Deloitte and affiliated firms for such services during 2017 and 2016 are set forth below.

	In Millions
	2017	2016
Audit Fees(1)	$9.6	$9.2
Audit Related Fees(2)	0.5	0.6
Tax Fees(3)	0.1	0.1
All Other Fees(4)	—	—

Total Fees	$10.3	$9.9

(1)

Represents fees for professional services provided for the audit of Mylan’s annual consolidated financial statements and the Dutch Annual Accounts; the audit of Mylan’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002; reviews of Mylan’s quarterly condensed consolidated financial statements; audit services provided in connection with other statutory or regulatory filings; and accounting, reporting and disclosure matters.

(2)

Represents fees for assurance services related to the audit of Mylan’s annual consolidated financial statements, including the audit of the Company’s employee benefit plans, comfort letters, certain SEC filings and other agreed-upon procedures.

(3)	Represents fees primarily related to tax-return preparation, tax planning and tax-compliance support services.

(4)	Represents fees related primarily to advisory services.

Audit Committee Pre-Approval Policy

The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Mylan. Under the policy, the Committee must pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2017 and 2016 were pre-approved by the Committee in accordance with its policy.

PART IV

ITEM 15.	Exhibits

Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	MYLAN N.V.

	By:	/s/ Kenneth S. Parks
Kenneth S. Parks Chief Financial Officer (Principal Financial Officer)

Appendix A

Reconciliation of Non-GAAP Financial Measures

(Unaudited; in millions except per share amounts and percentages)

	Year Ended December 31,		Year Ended December 31,
	2017		2016
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$696	$1.30	$480	$0.92
Purchase accounting related amortization (primarily included in cost of sales)	1,530		1,412
Litigation settlements and other contingencies, net	(13)		673
Interest expense (primarily related to clean energy investment financing)	20		23
Interest expense related to the accretion of contingent consideration liabilities	28		43
Clean energy investments pre-tax (income) loss	47		92
Acquisition related costs (primarily included in SG&A and cost of sales)	70		335
Restructuring related costs	188		150
Other special items included in:
Cost of sales	64		45
Research and development expense	118		121
Selling, general and administrative expense	14		36
Other expense, net	14		(18)
Tax effect of the above items and other income tax related items	(330)		(844)

Adjusted net earnings and adjusted EPS(a)	$2,445	$4.56	$2,547	$4.89

Weighted average diluted ordinary shares outstanding	537		521

(a)	Adjusted EPS for the years ended December 31, 2017 and 2016 had a favorable foreign currency impact of $0.03 and $0.04, respectively.

	Year Ended December 31,
	2017	2016
U.S. GAAP net cash provided by operating activities	$2,065	$2,047
Add:
Payment of litigation settlements	533	69
Restructuring related costs	152	—
Financing related expense	—	67
Contingent consideration	50	—
Acquisition related costs	30	244
R&D expense	55	123
Income tax items	—	(26)

Adjusted net cash provided by operating activities	$2,884	$2,524

Add/(deduct):
Capital expenditures	(276)	(390)
Proceeds from sale of certain property, plant and equipment	19	—

Adjusted free cash flow	$2,627	$2,134

	Year Ended December 31,
	2017	2016
Adjusted net earnings attributable to Mylan N.V.	$2,445	$2,547
Add/(Deduct):
Tax effect of non-GAAP adjustments and other income tax related items	330	844
U.S. GAAP reported income tax (benefit) provision	207	(358)

Adjusted pre-tax income	$2,982	$3,033

	Year Ended December 31,
	2017	2016
U.S. GAAP interest expense	$535	$455
Deduct:
Interest expense related to clean energy investments	(12)	(14)
Accretion of contingent consideration liability	(28)	(41)
Acquisition related costs	(0)	(46)
Other special items	(7)	(10)

Adjusted interest expense	$487	$343

Return on Invested Capital

	Year Ended December 31,
	2017	2016
Adjusted pre-tax income	$2,982	$3,033
Adjusted interest expense	487	343

Adjusted income before interest and tax	3,469	3,376
Estimated adjusted income tax expense(a)	(624)	(540)

Adjusted net operating profit after tax	$2,845	$2,835

	As of December 31,
	2016	2015
Total assets	$34,726	$29,003
Cash and near cash items	(999)	(2,211)
Short-term investments	(113)	(98)
Deferred income taxes	(633)	(460)
Forward starting swaps	—	40
Clean energy investments	(333)	(363)
Restricted cash	(148)	(215)

Total invested assets	$32,500	$25,697
Accounts payable	(1,348)	(1,161)
Other current liabilities	(3,259)	(2,472)
Income taxes payable	(98)	(104)

Total invested capital	$27,796	$21,959

Intangible assets	14,448	10,456
Goodwill	9,232	7,128

Operational invested capital	$4,116	$4,375

	2017	2016
Cash Return on Total Invested Capital(b)	10%	13%
Cash Return on Operational Invested Capital(c)	69%	65%

(a)	Estimated adjusted income tax expense is the adjusted income tax rate multiplied by adjusted income before interest and tax.
(b)	Calculated using current year adjusted net operating profit after tax/prior year total invested capital. This is the ROIC metric used for awards granted in 2016 and 2017.
(c)	Calculated using current year adjusted net operating profit after tax/prior year operational invested capital. This is the ROIC metric used for awards granted before 2016.