Form 10-Q
period 2018-03-31
Mylan N.V.
filed 2018-05-10
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 4, 2018, there were 515,445,063 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2018

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Net sales	$2,650.4	$2,687.4
Other revenues	34.1	32.1
Total revenues	2,684.5	2,719.5
Cost of sales	1,700.2	1,634.5
Gross profit	984.3	1,085.0
Operating expenses:
Research and development	204.9	217.5
Selling, general and administrative	607.5	630.8
Litigation settlements and other contingencies, net	16.2	9.0
Total operating expenses	828.6	857.3
Earnings from operations	155.7	227.7
Interest expense	131.7	138.2
Other expense, net	13.5	17.9
Earnings before income taxes	10.5	71.6
Income tax (benefit) provision	(76.6)	5.2
Net earnings	$87.1	$66.4
Earnings per ordinary share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12
Weighted average ordinary shares outstanding:
Basic	514.4	534.5
Diluted	516.8	536.9

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$87.1	$66.4
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	261.9	434.2
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	(4.3)	—
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(32.0)	32.4
Net unrecognized loss on derivatives in net investment hedging relationships	(59.2)	(9.9)
Net unrealized (loss) gain on marketable securities	(0.4)	7.7
Other comprehensive earnings, before tax	166.0	464.4
Income tax (benefit) provision	(11.2)	13.7
Other comprehensive earnings, net of tax	177.2	450.7
Comprehensive earnings	$264.3	$517.1

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Assets
Current assets:
Cash and cash equivalents	$367.4	$292.1
Accounts receivable, net	3,024.8	3,612.4
Inventories	2,641.1	2,542.7
Prepaid expenses and other current assets	728.0	766.1
Total current assets	6,761.3	7,213.3
Property, plant and equipment, net	2,275.2	2,339.1
Intangible assets, net	15,047.6	15,245.8
Goodwill	10,318.3	10,205.7
Deferred income tax benefit	497.6	496.8
Other assets	284.5	305.6
Total assets	$35,184.5	$35,806.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,386.6	$1,452.5
Short-term borrowings	355.5	46.5
Income taxes payable	31.6	112.9
Current portion of long-term debt and other long-term obligations	2,325.8	1,808.9
Other current liabilities	2,287.3	2,964.5
Total current liabilities	6,386.8	6,385.3
Long-term debt	12,451.4	12,865.3
Deferred income tax liability	2,042.4	2,012.4
Other long-term obligations	1,127.2	1,235.7
Total liabilities	22,007.8	22,498.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 538,861,761 and 537,902,426 as of March 31, 2018 and December 31, 2017	6.0	6.0
Additional paid-in capital	8,610.3	8,586.0
Retained earnings	5,751.6	5,644.5
Accumulated other comprehensive loss	(191.5)	(361.2)
	14,176.4	13,875.3
Less: Treasury stock — at cost
Ordinary shares: 23,490,867 and 13,695,251 as of March 31, 2018 and December 31, 2017	999.7	567.7
Total equity	13,176.7	13,307.6
Total liabilities and equity	$35,184.5	$35,806.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$87.1	$66.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	498.5	415.5
Share-based compensation expense	21.4	23.1
Deferred income tax expense	16.0	35.6
Loss from equity method investments	23.1	33.2
Other non-cash items	38.0	98.8
Litigation settlements and other contingencies, net	16.4	8.9
Changes in operating assets and liabilities:
Accounts receivable	370.2	286.7
Inventories	(157.6)	(105.6)
Trade accounts payable	(92.8)	(242.7)
Income taxes	(155.7)	(175.0)
Other operating assets and liabilities, net	(42.8)	8.0
Net cash provided by operating activities	621.8	452.9
Cash flows from investing activities:
Cash paid for acquisitions, net	(63.3)	(71.6)
Capital expenditures	(30.7)	(58.4)
Proceeds from the sale of assets	—	31.1
Purchase of marketable securities	(7.5)	(2.3)
Proceeds from the sale of marketable securities	15.0	2.3
Payments for product rights and other, net	(342.4)	(77.9)
Net cash used in investing activities	(428.9)	(176.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	498.4	—
Payments of long-term debt	(498.0)	(550.0)
Purchase of ordinary shares	(432.0)	—
Change in short-term borrowings, net	309.1	(17.6)
Taxes paid related to net share settlement of equity awards	(8.9)	(6.1)
Contingent consideration payments	(0.2)	(3.8)
Payments of financing fees	(0.4)	(3.7)
Proceeds from exercise of stock options	10.8	5.0
Other items, net	(0.2)	0.5
Net cash used in financing activities	(121.4)	(575.7)
Effect on cash of changes in exchange rates	3.7	12.2
Net increase (decrease) in cash, cash equivalents and restricted cash	75.2	(287.4)
Cash, cash equivalents and restricted cash — beginning of period	369.9	1,147.0
Cash, cash equivalents and restricted cash — end of period	$445.1	$859.6

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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable
On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. Results for reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company recognized net sales when title and risk of loss pass to its customers and when provisions for estimates, as described below, were reasonably determinable.
Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the interim financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). The following briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:

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

•
Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products.

•
Returns: consistent with industry practice, Mylan maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent to the expiration date (twelve months). The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns.

•
Governmental rebate programs: government reimbursement programs include Medicare, Medicaid, and State Pharmacy Assistance Programs established according to statute, regulations and policy. Manufacturers of pharmaceutical products that are covered by the Medicaid program are required to pay rebates to each state based on a statutory formula set forth in the Social Security Act. Medicare beneficiaries are eligible to obtain discounted

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

prescription drug coverage from private sector providers. In addition, certain states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. Our estimate of these rebates is based on the historical trends of rebates paid as well as on changes in wholesaler inventory levels and increases or decreases in the level of sales. Also, includes price reductions that are mandated by law outside of the U.S.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received for royalty or profit share from licenses of intellectual property, which are based on sales of licensed products and technology, is recorded when the customer’s subsequent sales or usages occur. Royalty revenue is included in other revenue in the Consolidated Statements of Operations.
The Company elected to apply the following practical expedients and elections in connection with the adoption of ASC 606: i) taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products, primarily in Europe, are excluded from revenues, and ii) shipping and handling activities are accounted for as fulfillment costs and are recorded in selling, general and administrative expense (“SG&A”). Payment terms related to product sales vary by jurisdiction and customer, but revenue for product sales has not been adjusted for the effects of a financing component as we expect that the period between when we transfer control of the product and when we receive payment to be one year or less.
Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three months ended March 31, 2018:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended March 31, 2018
Central Nervous System & Anesthesia	$199.6	$225.4	$82.9	$507.9
Infectious Disease	46.4	64.5	169.0	279.9
Respiratory & Allergy	113.9	127.6	46.6	288.1
Cardiovascular	90.4	146.8	39.5	276.7
Gastroenterology	44.1	153.2	66.1	263.4
Diabetes & Metabolism	109.6	73.8	24.8	208.2
Dermatology	94.5	80.3	24.9	199.7
Women’s Healthcare	93.1	70.0	19.2	182.3
Oncology	109.3	18.8	30.9	159.0
Immunology	14.0	2.5	8.4	24.9
Other (1)	70.4	75.5	114.4	260.3
Total	$985.3	$1,038.4	$626.7	$2,650.4
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2018:

(In millions)
Gross sales	$4,732.3
Gross to net adjustments:
Chargebacks	(872.1)
Rebates, promotional programs and other sales allowances	(1,030.6)
Returns	(77.3)
Governmental rebate programs	(101.9)
Total gross to net adjustments	$(2,081.9)
Net sales	$2,650.4
Accounts receivable are presented net of allowances relating to certain variable consideration adjustments that are settled via credit. No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2018. Such allowances were $1.82 billion and $1.98 billion at March 31, 2018 and December 31, 2017, respectively. Other current liabilities include $626.1 million and $818.0 million at March 31, 2018 and December 31, 2017, respectively, for certain variable consideration adjustments that are settled in cash.
Accounts receivable, net was comprised of the following at March 31, 2018 and December 31, 2017, respectively:

(In millions)	March 31, 2018	December 31, 2017
Trade receivables, net	$2,555.3	$3,173.1
Other receivables	469.5	439.3
Accounts receivable, net	$3,024.8	$3,612.4
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $493.7 million and $1.04 billion of securitized accounts receivable at March 31, 2018 and December 31, 2017, respectively.

3.	Recent Accounting Pronouncements
Accounting Standards Issued Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) (“ASU 2016-02”) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued Accounting Standards Update 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Adoption of New Accounting Standards
In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP based on feedback received from preparers, auditors, users, and other stakeholders. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in any interim period. The Company has elected to early adopt this guidance as of January 1, 2018 and will apply it on a prospective basis. Upon adoption, the Company recorded a cumulative effect adjustment.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. As required, the Company applied the provisions of ASU 2017-09 on a prospective basis as of January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires companies to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. This guidance requires companies to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods and gains or losses on plan assets) separately and exclude them from the subtotal of operating income. This guidance also allows only the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The update allows a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. As required, the Company applied the provisions of ASU 2017-07 as of January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been excluded from investing activities and

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

included in the change in cash, cash equivalents and restricted cash and the prior year period has been recast to reflect the new presentation.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income (loss). In February 2018, the FASB issued Accounting Standards Update 2018-03 (“ASU 2018-03”), Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU 2016-01. The standards are effective for annual and interim periods beginning after December 15, 2017. As required, the Company applied the provisions of ASU 2016-01 as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (updated with Accounting Standards Update 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company adopted this standard and its updates as of January 1, 2018 and elected to apply the modified retrospective transition approach. As a result, the Company is recognizing revenue on certain arrangements upon the transfer of control of product shipments rather than upon sell-through by the customer, and is recording certain costs historically in cost of sales as contra revenue.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, ASU 2016-01 and ASU 2017-12 were as follows:

(In millions)	Balance as of December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2016-01	Adjustments Due to ASU 2017-12	Balance as of January 1, 2018
Condensed Consolidated Balance Sheet
Assets
Prepaid expenses and other current assets	$766.1	$18.5	$—	$—	$784.6

Liabilities
Deferred income tax liability	2,012.4	5.7	—	—	2,018.1

Equity
Retained earnings	5,644.5	12.8	10.0	(2.5)	5,664.8
Accumulated other comprehensive loss	(361.2)	—	(10.0)	2.5	(368.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In accordance with ASU 2014-09, the disclosure of the impact of adoption on our condensed consolidated statement of operations and balance sheet was as follows:

	For the Three Months Ended March 31, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Statement of Operations
Revenues	$2,684.5	$2,706.4	$(21.9)
Cost of sales	1,700.2	1,725.8	(25.6)
Income tax benefit	(76.6)	(77.8)	1.2
Net earnings	87.1	84.6	2.5

	March 31, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Balance Sheet
Prepaid expenses and other current assets	$728.0	$724.3	$3.7
Income taxes payable	31.6	30.4	1.2
Retained earnings	5,751.6	5,749.1	2.5

4.	Acquisitions and Other Transactions
Apicore Inc.
On October 3, 2017, the Company completed the acquisition of Apicore, Inc. (“Apicore”), a U.S. based developer and manufacturer of active pharmaceutical ingredient (“API”) for approximately $174.9 million, net of cash acquired, which included estimated contingent consideration of approximately $4.0 million related to the potential $15.0 million payment contingent on the achievement of certain 2017 financial results of the acquired business. As of December 31, 2017, the contingent consideration liability was zero as Apicore did not achieve the financial results that would have triggered the contingent consideration payment.
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
There were no measurement period adjustments recorded during the three months ended March 31, 2018. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital components, the valuation of intangible assets and income taxes.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The acquisition of Apicore added a diversified portfolio of API products to the Company’s existing portfolio. The identified intangible assets of $121.0 million are comprised of product rights and licenses with a weighted average useful life of seven years and includes in-process research and development (“IPR&D”) with a fair value of $9.0 million at date of the acquisition. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $92.2 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. The final allocation of goodwill to Mylan’s reportable segments has not been completed; however, the goodwill is expected to be allocated to the North America segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three months ended March 31, 2018 and 2017.
Other Transactions
On December 25, 2017, the Company entered into an agreement to reacquire certain intellectual property rights and marketing authorizations related to a product commercialized in Japan for $90.0 million payable in the second quarter of 2018. The Company has recognized a liability in its Condensed Consolidated Balance Sheet as of March 31, 2018 for the reacquisition of these rights. The Company accounted for this transaction as an asset acquisition and the capitalized asset is being amortized over a useful life of five years.
On February 28, 2018, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a collaboration agreement (the “Revance Collaboration Agreement”) pursuant to which the Company and Revance will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Revance Collaboration Agreement, the Company will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and the Company will be responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment was expensed as a component of research and development (“R&D”) expense in the three months ended March 31, 2018.
The Company also entered into four agreements, three of which were subsequent to March 31, 2018, to acquire certain intellectual property rights and marketing authorizations, including agreements with Fujifilm Kyowa Kirin Biologics Co., Ltd. and Mapi Pharma Ltd. The Company is accounting for these transactions as asset acquisitions. The Company recorded expense of $17.7 million as a component of R&D expense related to a non-refundable upfront payment for one of the agreements. The non-contingent payments for these agreements total approximately $265.0 million and are principally due within the next twelve months. Certain of the agreements include additional development and commercial milestones and two agreements are subject to regulatory approvals in countries outside the U.S. The Company expects to complete these transactions in the second quarter of 2018.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

5.	Share-Based Incentive Plan
The Company’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 ordinary shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted ordinary shares, restricted stock units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the ordinary shares underlying the stock options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Since approval of the 2003 Plan, no further grants of stock options have been made under any other previous plan.
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2017	7,198,684	$35.17
Granted	772,981	41.10
Exercised	(485,923)	22.45
Forfeited	(177,480)	49.42
Outstanding at March 31, 2018	7,308,262	$36.30
Vested and expected to vest at March 31, 2018	7,069,168	$36.03
Exercisable at March 31, 2018	5,472,652	$33.91
As of March 31, 2018, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 5.8 years, 5.7 years and 4.8 years, respectively. Also, at March 31, 2018, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had an aggregate intrinsic value of $60.4 million, $60.3 million and $59.3 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of March 31, 2018 and the changes during the three months ended March 31, 2018 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2017	5,964,207	$41.92
Granted	1,523,498	41.03
Released	(674,115)	49.84
Forfeited	(206,346)	45.40
Nonvested at March 31, 2018	6,607,244	$40.80
As of March 31, 2018, the Company had $157.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.9 years. The total intrinsic value of stock awards exercised and restricted stock units released during the three months ended March 31, 2018 and 2017 was $38.1 million and $26.1 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017 and are subject to the same performance conditions as

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

the Awards granted in February 2014 and with a service vesting condition of between two and six years. The market condition was met on June 10, 2015 and is therefore no longer applicable to any of the Awards. As of March 31, 2018, there are approximately 2.6 million Awards outstanding under the 2014 Program. Each Award is equal to one ordinary share with the maximum value of each Award upon vesting subject to varying limitations.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2018 and 2017 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2018	2017
Service cost	$5.0	$5.0
Interest cost	3.6	3.7
Expected return on plan assets	(3.6)	(3.5)
Amortization of prior service costs	0.1	0.1
Recognized net actuarial losses	—	0.2
Net periodic benefit cost	$5.1	$5.5
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2018 plan year. The Company expects to make total benefit payments of approximately $31.1 million from pension and postretirement benefit plans in 2018. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $29.9 million in 2018.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$367.4	$292.1	$723.8
Restricted cash, included in prepaid expenses and other current assets	77.7	77.8	135.8
Cash, cash equivalents and restricted cash	$445.1	$369.9	$859.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Inventories

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$861.4	$895.5
Work in process	432.4	384.7
Finished goods	1,347.3	1,262.5
Inventories	$2,641.1	$2,542.7
Prepaid and other current assets

(In millions)	March 31, 2018	December 31, 2017
Prepaid expenses	$156.9	$119.8
Restricted cash	77.7	77.8
Available-for-sale fixed income securities	23.5	31.5
Fair value of financial instruments	69.6	88.9
Equity securities	34.6	79.1
Other current assets	365.7	369.0
Prepaid expenses and other current assets	$728.0	$766.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2018	December 31, 2017
Machinery and equipment	$2,423.5	$2,414.5
Buildings and improvements	1,186.4	1,191.7
Construction in progress	229.0	252.9
Land and improvements	144.1	143.1
Gross property, plant and equipment	3,983.0	4,002.2
Accumulated depreciation	1,707.8	1,663.1
Property, plant and equipment, net	$2,275.2	$2,339.1
Other assets

(In millions)	March 31, 2018	December 31, 2017
Equity method investments, clean energy investments	$209.0	$226.0
Other long-term assets	75.5	79.6
Other assets	$284.5	$305.6
Trade accounts payable

(In millions)	March 31, 2018	December 31, 2017
Accounts payable	$921.8	$976.0
Other payables	464.8	476.5
Trade accounts payable	$1,386.6	$1,452.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other current liabilities

(In millions)	March 31, 2018	December 31, 2017
Accrued sales allowances	$626.1	$818.0
Legal and professional accruals, including litigation accruals	267.0	241.1
Payroll and employee benefit plan accruals	323.1	404.6
Contingent consideration	199.5	167.8
Accrued interest	135.2	42.3
Restructuring	81.3	91.5
Equity method investments, clean energy investments	57.4	56.7
Fair value of financial instruments	8.1	31.1
Other	589.6	1,111.4
Other current liabilities	$2,287.3	$2,964.5
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the U.S. Food and Drug Administration (“FDA”) (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated in the U.S. and also extends to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of March 31, 2018, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
Other long-term obligations

(In millions)	March 31, 2018	December 31, 2017
Employee benefit liabilities	$428.9	$408.2
Contingent consideration	261.9	285.9
Equity method investments, clean energy investments	264.8	171.8
Tax contingencies	159.2	237.7
Other	12.4	132.1
Other long-term obligations	$1,127.2	$1,235.7

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”) whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Total revenues	$129.0	$122.9
Gross loss	(7.7)	(2.7)
Operating and non-operating expense	5.6	5.8
Net loss	$(13.3)	$(8.5)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended March 31, 2018 and 2017, the Company recognized net losses from equity method investments of $23.1 million and $33.2 million, respectively, which were recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted earnings per ordinary share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017
Basic earnings (numerator):
Net earnings	$87.1	$66.4
Shares (denominator):
Weighted average ordinary shares outstanding	514.4	534.5
Basic earnings per ordinary share	$0.17	$0.12

Diluted earnings (numerator):
Net earnings	$87.1	$66.4
Shares (denominator):
Weighted average ordinary shares outstanding	514.4	534.5
Share-based awards	2.4	2.4
Total dilutive shares outstanding	516.8	536.9
Diluted earnings per ordinary share	$0.17	$0.12
Additional stock awards and restricted stock awards were outstanding during the three months ended March 31, 2018 and 2017, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2018 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 3.9 million shares and 4.4 million shares for the three months ended March 31, 2018 and 2017, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2017:
Goodwill	$3,934.6	$4,967.1	$1,689.0	$10,590.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,549.6	4,967.1	1,689.0	10,205.7
Foreign currency translation	(5.9)	112.6	5.9	112.6
	$3,543.7	$5,079.7	$1,694.9	$10,318.3
Balance at March 31, 2018:
Goodwill	$3,928.7	$5,079.7	$1,694.9	$10,703.3
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,543.7	$5,079.7	$1,694.9	$10,318.3
Intangible assets consist of the following components at March 31, 2018 and December 31, 2017:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2018
Amortized intangible assets:
Product rights and licenses	15	$20,069.3	$5,814.6	$14,254.7
Patents and technologies	20	116.6	114.3	2.3
Other (1)	5	472.7	449.2	23.5
		20,658.6	6,378.1	14,280.5
In-process research and development		767.1	—	767.1
		$21,425.7	$6,378.1	$15,047.6
December 31, 2017
Amortized intangible assets:
Product rights and licenses	15	$19,762.9	$5,373.7	$14,389.2
Patents and technologies	20	116.6	113.1	3.5
Other (1)	6	459.2	419.3	39.9
		20,338.7	5,906.1	14,432.6
In-process research and development		813.2	—	813.2
		$21,151.9	$5,906.1	$15,245.8
____________

(1)	Other intangible assets consist principally of customer lists, contractual rights and other contracts.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. As of March 31, 2018, the Company has an IPR&D asset of $347.2 million and a related contingent consideration liability of $368.4 million. The Company performed an analysis and valuation of the IPR&D asset and the fair value of the related contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the fair value of the IPR&D asset was substantially in

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

excess of its carrying value, and the asset was not impaired at March 31, 2018. Additionally, a fair value adjustment of $2.7 million was required for the contingent consideration during the three months ended March 31, 2018. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
During the three months ended March 31, 2018, the Company recorded an impairment charge of $30.0 million, which has been recorded as a component of amortization expense, for certain IPR&D assets that were acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. The impairment charge resulted from the Company’s updated estimate of the fair value of these assets, which was based upon updated forecasts and future development plans, compared with the assigned fair values as of the acquisition date, June 15, 2016. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 totaled:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Intangible asset amortization expense	$392.3	$342.4
Intangible asset impairment charges	30.0	—
Total Intangible asset amortization expense (including impairment charges)	$422.3	$342.4
Intangible asset amortization expense over the remainder of 2018 and for the years ended December 31, 2018 through 2022 is estimated to be as follows:

(In millions)
2018	$1,117
2019	1,405
2020	1,243
2021	1,159
2022	1,088

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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Sheets. Any changes in the fair value of designated cash flow hedges are deferred in accumulated other comprehensive earnings (“AOCE”), and are reclassified into earnings when the hedged item impacts earnings.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or we enter into foreign currency swaps that are designated as hedges of net investments.
In 2017, the Company designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. The notional amount of the net investment hedges was €1.9 billion and consisted of €1.0 billion aggregate principal amount of the 2.250% Euro Senior Notes due 2024 (the “2024 Euro Notes”), €750 million aggregate principal amount of 3.125% Euro Senior Notes due 2028 (the “2028 Euro Notes”) and €104 million of the €750 million aggregate principal amount of the 1.250% Euro Senior Notes due 2020 (the “2020 Euro Notes”).
Borrowings designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. In addition, the Company manages the related foreign exchange risk of the €500 million aggregate principal amount of floating rate Senior Notes due 2018 (the “2018 Floating Rate Euro Notes”), €500 million aggregate principal amount of the floating rate Senior Notes due 2020 (the “2020 Floating Rate Euro Notes”) and the remaining portion of the 2020 Euro Notes through certain Euro denominated financial assets and forward currency swaps.
Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. All derivative instruments used to manage interest rate risk are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets. For fair value hedges, the changes in the fair value of both the hedging instrument and the underlying debt obligations are included in interest expense. For cash flow hedges, the change in fair value of the hedging instrument is deferred through AOCE, and are reclassified into earnings when the hedged item impacts earnings.
Credit Risk Management
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$0.2	Prepaid expenses and other current assets	$16.2
Foreign currency forward contracts	Prepaid expenses and other current assets	38.8	Prepaid expenses and other current assets	63.4
Total		$39.0		$79.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$30.6	Prepaid expenses and other current assets	$9.3
Total		$30.6		$9.3

	Liability Derivatives
	March 31, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$8.1	Other current liabilities	$31.1
Total		$8.1		$31.1
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2018	2017
Interest rate swaps	Interest expense	$(16.0)	$(2.4)
Total		$(16.0)	$(2.4)

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2018	2017
2023 Senior Notes (3.125% coupon)	Interest expense	$16.0	$2.4
Total		$16.0	$2.4
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign currency forward contracts	$(15.1)	$14.1
Interest rate swaps	—	0.7
Total	$(15.1)	$14.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2018	2017
Foreign currency borrowings and forward contracts	$(59.2)	$(9.9)
Total	$(59.2)	$(9.9)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended
		March 31,
(In millions)		2018	2017
Foreign currency forward contracts	Net sales	$4.8	$(5.2)
Interest rate swaps	Interest expense	(1.9)	(1.8)
Total		$2.9	$(7.0)

	Location of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended
		March 31,
(In millions)		2018	2017
Foreign currency forward contracts	Other expense, net	$—	$(0.8)
Total		$—	$(0.8)
At March 31, 2018, the Company expects that approximately $9 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2018	2017
Foreign currency option and forward contracts	Other expense, net	$44.0	$(0.3)
Total		$44.0	$(0.3)

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
The Company recognized unrealized losses of $0.2 million during the three months ended March 31, 2018 and unrealized gains of $8.8 million during the three months ended March 31, 2017 attributable to the changes in fair value of equity securities.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$7.9	$—	$—	$7.9
Total cash equivalents	7.9	—	—	7.9
Equity securities:
Exchange traded funds	33.6	—	—	33.6
Marketable securities	1.0	—	—	1.0
Total equity securities	34.6	—	—	34.6
Available-for-sale fixed income investments:
Corporate bonds	—	14.6	—	14.6
U.S. Treasuries	—	7.3	—	7.3
Other	—	1.6	—	1.6
Total available-for-sale fixed income investments	—	23.5	—	23.5
Foreign exchange derivative assets	—	69.4	—	69.4
Interest rate swap derivative assets	—	0.2	—	0.2
Total assets at recurring fair value measurement	$42.5	$93.1	$—	$135.6
Financial Liabilities
Foreign exchange derivative liabilities	$—	$8.1	$—	$8.1
Contingent consideration	—	—	461.4	461.4
Total liabilities at recurring fair value measurement	$—	$8.1	$461.4	$469.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$8.4	$—	$—	$8.4
Total cash equivalents	8.4	—	—	8.4
Equity securities:
Exchange traded funds	33.9	—	—	33.9
Marketable securities	45.2	—	—	45.2
Total equity securities	79.1	—	—	79.1
Available-for-sale fixed income investments:
Corporate bonds	—	16.5	—	16.5
U.S. Treasuries	—	7.4	—	7.4
Agency mortgage-backed securities	—	4.1	—	4.1
Asset backed securities	—	2.1	—	2.1
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	31.5	—	31.5
Foreign exchange derivative assets	—	72.7	—	72.7
Interest rate swap derivative assets	—	16.2	—	16.2
Total assets at recurring fair value measurement	$87.5	$120.4	$—	$207.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$31.1	$—	$31.1
Contingent consideration	—	—	453.7	453.7
Total liabilities at recurring fair value measurement	$—	$31.1	$453.7	$484.8
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•
Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the Condensed Consolidated Statements of Operations.

•
Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the Condensed Consolidated Statements of Operations.

•
Available-for-sale fixed income investments — valued at the quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value, net of income taxes, are included in accumulated other comprehensive loss as a component of shareholders’ equity.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila Specialties Private Limited (“Agila”), the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”) and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At March 31, 2018 and December 31, 2017, discount rates ranging from 2.1% to 10.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2017 to March 31, 2018 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2017	$167.8	$285.9	$453.7
Payments	(0.3)	—	(0.3)
Reclassifications	32.0	(32.0)	—
Accretion	—	5.1	5.1
Fair value adjustments (3)	—	2.9	2.9
Balance at March 31, 2018	$199.5	$261.9	$461.4
____________

(1)	Included in other current liabilities on the Condensed Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Condensed Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.
2018 Significant Changes to Contingent Consideration: During the three months ended March 31, 2018, the Company recorded a fair value loss of $2.7 million related to the respiratory delivery platform contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Short-Term Borrowings

(In millions)	March 31, 2018	December 31, 2017
Receivables Facility	$355.0	$45.0
Other	0.5	1.5
Short-term borrowings	$355.5	$46.5
In January 2018, the maturity of the Receivables Facility was extended to January 2019.
The Company uses net proceeds from its commercial paper program and the Receivables Facility as a source of liquidity for general corporate purposes, including for business development transactions, working capital and share repurchases. Commercial paper borrowings and the Receivables Facility may vary during a particular period, as a result of fluctuations in working capital requirements and timing of cash receipts.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of March 31, 2018	March 31, 2018	December 31, 2017
Current portion of long-term debt:
2018 Senior Notes *	2.600%	$649.9	$649.9
2018 Floating Rate Euro Notes (a) **		616.2	600.2
2018 Senior Notes **	3.000%	499.8	499.8
2019 Senior Notes *	2.550%	499.8	—
Other		2.7	2.4
Deferred financing fees		(3.2)	(3.1)
Current portion of long-term debt		$2,265.2	$1,749.2

Non-current portion of long-term debt:
2016 Term Facility (b) **	3.252%	100.0	100.0
2019 Senior Notes **	2.500%	999.5	999.5
2019 Senior Notes *	2.550%	—	499.7
2020 Floating Rate Euro Notes (c) **		616.2	600.2
2020 Euro Senior Notes **	1.250%	921.7	897.6
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.3	2,248.2
2023 Senior Notes *	3.125%	749.4	765.4
2023 Senior Notes *	4.200%	498.8	498.8
2024 Euro Senior Notes **	2.250%	1,229.7	1,197.7
2026 Senior Notes **	3.950%	2,235.3	2,235.0
2028 Euro Senior Notes **	3.125%	915.9	892.0
2043 Senior Notes *	5.400%	497.1	497.1
2046 Senior Notes **	5.250%	999.8	999.8
Other		6.9	6.3
Deferred financing fees		(67.1)	(71.9)
Long-term debt		$12,451.4	$12,865.3
____________

(a)	Instrument bears interest at a rate of three-month EURIBOR plus 0.870% per annum, reset quarterly.

(b)
The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings. At March 31, 2018, the weighted average interest rate of the 2016 Term Facility was approximately 3.25%.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 8 Debt in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2017, as amended.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2016 Revolving Facility and 2016 Term Facility
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
Following the acquisition of Meda AB (publ.) (“Meda”) (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into amendments to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The Company is in compliance at March 31, 2018 and expects to remain in compliance for the next twelve months.
April 2018 Senior Notes Offering
The following table provides the amounts of senior unsecured debt issued by Mylan Inc., and guaranteed by Mylan N.V., on April 9, 2018 (the “April 2018 Senior Notes”). The April 2018 Senior Notes were issued pursuant to an indenture dated April 9, 2018. The April 2018 Senior Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The Company has entered into a registration rights agreement, dated as of April 9, 2018 pursuant to which Mylan Inc. and Mylan N.V. are required to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the April 2018 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects.

(In millions)	Interest Rate	Principal Amount
2028 Senior Notes (1)	4.550%	$750.0
2048 Senior Notes (1)	5.200%	750.0
Total Senior Notes		$1,500.0
____________

(1)
Redeemable, in whole or in part, at our option at any time prior to three months (in the case of the 2028 Senior Notes) or six months (in the case of the 2048 Senior Notes) of the maturity date at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus an incremental spread of 0.30% (in the case of the 2028 Senior Notes) or 0.35% (in the case of the 2048 Senior Notes), plus, in each case, accrued and unpaid interest.

On April 28, 2018, the Company redeemed all of the outstanding $650 million principal amount of Mylan Inc.’s 2.600% senior notes due 2018, all of the outstanding $500 million principal amount of Mylan N.V.’s 3.000% senior notes due 2018 and $350 million of the outstanding $500 million principal amount of Mylan Inc.’s 2.550% senior notes due 2019. The redemption of these notes was funded with the net proceeds from the April 2018 Senior Notes offering.
Fair Value
At March 31, 2018 and December 31, 2017, the fair value of the Company’s 2.600% Senior Notes due 2018, 3.000% Senior Notes due 2018, 2.500% Senior Notes due 2019, 2.550% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 5.400% Senior Notes due 2043 and 5.250% Senior Notes due 2046 (collectively, the “Senior Notes”), 1.250% Euro Senior Notes due 2020, 2.250% Euro Senior Notes due in 2024, 3.125% Euro Senior Notes due in 2028, 2018 Floating Rate Euro Notes and 2020 Floating Rate Euro Notes (collectively, the “Euro Notes”) was approximately $14.7 billion and $14.9 billion, respectively. The fair values of the Senior Notes and Euro Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at March 31, 2018 and December 31, 2017.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2018 were as follows for each of the periods ending December 31:

(In millions)	Total
2018	$1,766
2019	1,600
2020	2,041
2021	2,250
2022	—
Thereafter	7,157
Total	$14,814

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	March 31, 2018	December 31, 2017
Accumulated other comprehensive loss:
Net unrealized (loss) gain on marketable securities, net of tax	$(0.2)	$10.1
Net unrecognized gains and prior service cost related to defined benefit plans, net of tax	2.2	6.0
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(22.6)	(3.7)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(299.0)	(239.8)
Foreign currency translation adjustment	128.1	(133.8)
	$(191.5)	$(361.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(29.1)	(59.2)	(0.4)	(4.4)	261.9	168.8
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(4.8)		(4.8)					(4.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						—		—
Net other comprehensive (loss) earnings, before tax			(32.0)	(59.2)	(0.4)	(4.3)	261.9	166.0
Income tax benefit			(10.6)	—	(0.1)	(0.5)	—	(11.2)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at March 31, 2018, net of tax			$(22.6)	$(299.0)	$(0.2)	$2.2	$128.1	$(191.5)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive earnings (loss) before reclassifications, before tax			25.4	(9.9)	7.7	(0.3)	434.2	457.1
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	5.2		5.2					5.2
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial gain included in SG&A						0.2		0.2
Net other comprehensive earnings (loss), before tax			32.4	(9.9)	7.7	—	434.2	464.4
Income tax provision (benefit)			11.1	—	2.8	(0.2)	—	13.7
Balance at March 31, 2017, net of tax			$(17.3)	$(11.3)	$19.4	$(0.3)	$(1,803.5)	$(1,813.0)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the three months ended March 31, 2018 and 2017 is as follows:

(In millions)	Total
December 31, 2017	$13,307.6
Net earnings	87.1
Other comprehensive earnings, net of tax	177.2
Stock option activity	10.6
Ordinary share repurchase	(432.0)
Share-based compensation expense	21.4
Issuance of restricted stock, net of shares withheld	(8.0)
Cumulative effect of the adoption of new accounting standards	12.8
March 31, 2018	$13,176.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2016	$11,116.2	$1.4	$11,117.6
Net earnings	66.4	—	66.4
Other comprehensive earnings, net of tax	450.7	—	450.7
Stock option activity	5.2	—	5.2
Share-based compensation expense	23.1	—	23.1
Issuance of restricted stock, net of shares withheld	(5.6)	—	(5.6)
Other	—	(1.4)	(1.4)
March 31, 2017	$11,656.0	$—	$11,656.0

15.	Segment Information
Mylan reports segment information on a geographic basis. This approach reflects the company’s focus on bringing its broad and diversified portfolio of generic, branded generics, brand-name and over-the-counter products to people in markets everywhere. Our North America segment comprises our operations in the U.S. and Canada. Our Europe segment comprises our operations in more than 35 countries, including France, Italy, Germany, the U.K. and Spain. Our Rest of World segment reflects our operations in more than 120 countries, including Japan, Australia, China, Brazil, Russia, India, South Africa and certain markets in the Middle East and Southeast Asia.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, including certain special items, net charges for litigation settlements and other contingencies, amortization of intangible assets, impairment charges and other expenses not directly attributable to the segments are reported separately or outside of segment profitability. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Revenue Recognition and Accounts Receivable and the “Summary of Significant Accounting Policies” included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2018
Net sales	$985.3	$1,038.4	$626.7	$—	$2,650.4
Other revenue	21.1	9.5	3.5	—	34.1
Intersegment revenue	12.3	25.6	86.7	(124.6)	—
Total	$1,018.7	$1,073.5	$716.9	$(124.6)	$2,684.5

Segment profitability	$459.9	$258.2	$106.6	$—	$824.7

Intangible asset amortization expense					(392.3)
Intangible asset impairment charges					(30.0)
Globally managed research and development costs					(76.9)
Corporate costs and special items					(153.6)
Litigation settlements & other contingencies					(16.2)
Earnings from operations					$155.7

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2017
Net sales	$1,214.9	$892.0	$580.5	$—	$2,687.4
Other revenue	23.4	6.7	2.0	—	32.1
Intersegment revenue	13.1	42.9	99.1	(155.1)	—
Total	$1,251.4	$941.6	$681.6	$(155.1)	$2,719.5

Segment profitability	$589.7	$233.8	$76.6	$—	$900.1

Intangible asset amortization expense					(342.4)
Globally managed research and development costs					(113.9)
Corporate costs and special items					(207.1)
Litigation settlements & other contingencies					(9.0)
Earnings from operations					$227.7

16.	Subsidiary Guarantors
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
The following financial information presents the unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2018 and 2017, the unaudited Condensed Consolidating Statements of Comprehensive Earnings

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

for the three months ended March 31, 2018 and 2017, the unaudited Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017 and the unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,650.4	$—	$2,650.4
Other revenues	—	—	—	34.1	—	34.1
Total revenues	—	—	—	2,684.5	—	2,684.5
Cost of sales	—	—	—	1,700.2	—	1,700.2
Gross profit	—	—	—	984.3	—	984.3
Operating expenses:
Research and development	—	—	—	204.9	—	204.9
Selling, general and administrative	9.8	130.7	—	467.0	—	607.5
Litigation settlements and other contingencies, net	—	7.0	—	9.2	—	16.2
Total operating expenses	9.8	137.7	—	681.1	—	828.6
(Loss) earnings from operations	(9.8)	(137.7)	—	303.2	—	155.7
Interest expense	93.5	26.9	—	11.3	—	131.7
Other (income) expense, net	(114.0)	(57.7)	—	185.2	—	13.5
Earnings (loss) before income taxes	10.7	(106.9)	—	106.7	—	10.5
Income tax benefit	(7.3)	(17.7)	—	(51.6)	—	(76.6)
Earnings (losses) of equity interest subsidiaries	69.1	(8.3)	—	—	(60.8)	—
Net earnings (loss)	$87.1	$(97.5)	$—	$158.3	$(60.8)	$87.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,687.4	$—	$2,687.4
Other revenues	—	—	—	32.1	—	32.1
Total revenues	—	—	—	2,719.5	—	2,719.5
Cost of sales	—	—	—	1,634.5	—	1,634.5
Gross profit	—	—	—	1,085.0	—	1,085.0
Operating expenses:
Research and development	—	—	—	217.5	—	217.5
Selling, general and administrative	12.6	156.5	—	461.7	—	630.8
Litigation settlements and other contingencies, net	—	—	—	9.0	—	9.0
Total operating expenses	12.6	156.5	—	688.2	—	857.3
(Loss) earnings from operations	(12.6)	(156.5)	—	396.8	—	227.7
Interest expense	97.6	25.4	—	15.2	—	138.2
Other (income) expense, net	(95.5)	(57.3)	—	170.7	—	17.9
(Loss) earnings before income taxes	(14.7)	(124.6)	—	210.9	—	71.6
Income tax (benefit) provision	(1.6)	3.2	—	3.6	—	5.2
Earnings of equity interest subsidiaries	79.5	214.0	—	—	(293.5)	—
Net earnings	$66.4	$86.2	$—	$207.3	$(293.5)	$66.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$87.1	$(97.5)	$—	$158.3	$(60.8)	$87.1
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	261.9	—	—	261.9	(261.9)	261.9
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(4.3)	0.1	—	(4.4)	4.3	(4.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(32.0)	1.9	—	(33.9)	32.0	(32.0)
Net unrecognized loss on derivatives in net investment hedging relationships	(59.2)	—	—	—	—	(59.2)
Net unrealized (loss) gain on marketable securities	(0.4)	(0.6)	—	0.2	0.4	(0.4)
Other comprehensive earnings, before tax	166.0	1.4	—	223.8	(225.2)	166.0
Income tax benefit	(11.2)	(0.4)	—	(10.8)	11.2	(11.2)
Other comprehensive earnings, net of tax	177.2	1.8	—	234.6	(236.4)	177.2
Comprehensive earnings (loss)	$264.3	$(95.7)	$—	$392.9	$(297.2)	$264.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$66.4	$86.2	$—	$207.3	$(293.5)	$66.4
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	434.2	—	—	434.2	(434.2)	434.2
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	—	0.1	—	(0.1)	—	—
Net unrecognized gain on derivatives in cash flow hedging relationships	32.4	1.8	—	30.6	(32.4)	32.4
Net unrealized loss on derivatives in net investment hedging relationships	(9.9)	—	—	(9.9)	9.9	(9.9)
Net unrealized gain (loss) on marketable securities	7.7	7.8	—	(0.1)	(7.7)	7.7
Other comprehensive earnings, before tax	464.4	9.7	—	454.7	(464.4)	464.4
Income tax provision (benefit)	13.7	(3.6)	—	17.3	(13.7)	13.7
Other comprehensive earnings, net of tax	450.7	13.3	—	437.4	(450.7)	450.7
Comprehensive earnings	$517.1	$99.5	$—	$644.7	$(744.2)	$517.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$—	$366.6	$—	$367.4
Accounts receivable, net	—	38.1	—	2,986.7	—	3,024.8
Inventories	—	—	—	2,641.1	—	2,641.1
Intercompany receivables	316.0	475.6	—	12,005.3	(12,796.9)	—
Prepaid expenses and other current assets	10.7	97.0	—	620.3	—	728.0
Total current assets	326.7	611.5	—	18,620.0	(12,796.9)	6,761.3
Property, plant and equipment, net	—	282.0	—	1,993.2	—	2,275.2
Investments in subsidiaries	20,061.8	15,639.4	—	—	(35,701.2)	—
Intercompany notes and interest receivable	7,990.3	10,384.5	—	2,788.8	(21,163.6)	—
Intangible assets, net	—	—	—	15,047.6	—	15,047.6
Goodwill	—	17.1	—	10,301.2	—	10,318.3
Other assets	4.7	50.0	—	727.4	—	782.1
Total assets	$28,383.5	$26,984.5	$—	$49,478.2	$(69,661.7)	$35,184.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$—	$30.8	$—	$1,355.8	$—	$1,386.6
Short-term borrowings	—	—	—	355.5	—	355.5
Income taxes payable	—	—	—	31.6	—	31.6
Current portion of long-term debt and other long-term obligations	1,114.5	1,148.2	—	63.1	—	2,325.8
Intercompany payables	707.2	12,089.6	—	0.1	(12,796.9)	—
Other current liabilities	105.4	351.7	—	1,830.2	—	2,287.3
Total current liabilities	1,927.1	13,620.3	—	3,636.3	(12,796.9)	6,386.8
Long-term debt	10,713.7	1,730.8	—	6.9	—	12,451.4
Intercompany notes payable	2,566.0	3,437.5	—	15,160.1	(21,163.6)	—
Other long-term obligations	—	39.5	—	3,130.1	—	3,169.6
Total liabilities	15,206.8	18,828.1	—	21,933.4	(33,960.5)	22,007.8

Total equity	13,176.7	8,156.4	—	27,544.8	(35,701.2)	13,176.7

Total liabilities and equity	$28,383.5	$26,984.5	$—	$49,478.2	$(69,661.7)	$35,184.5

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(28.1)	$(128.3)	$—	$778.2	$—	$621.8
Cash flows from investing activities:
Capital expenditures	—	(5.8)	—	(24.9)	—	(30.7)
Purchase of marketable securities	—	—	—	(7.5)	—	(7.5)
Proceeds from the sale of marketable securities	—	—	—	15.0	—	15.0
Cash paid for acquisitions, net	—	—	—	(63.3)	—	(63.3)
Investments in affiliates	—	(6.0)	—	—	6.0	—
Dividends from affiliates	56.9	—	—	—	(56.9)	—
Loans to affiliates	(409.2)	—	—	(1,316.6)	1,725.8	—
Repayments of loans from affiliates	425.7	—	—	677.4	(1,103.1)	—
Payments for product rights and other, net	—	(0.1)	—	(342.3)	—	(342.4)
Net cash provided by (used in) investing activities	73.4	(11.9)	—	(1,062.2)	571.8	(428.9)
Cash flows from financing activities:
Payments of financing fees	—	(0.4)	—	—	—	(0.4)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	—	—	—	309.1	—	309.1
Proceeds from issuance of long-term debt	496.5	—	—	1.9	—	498.4
Payments of long-term debt	(496.5)	—	—	(1.5)	—	(498.0)
Proceeds from exercise of stock options	10.8	—	—	—	—	10.8
Taxes paid related to net share settlement of equity awards	(8.9)	—	—	—	—	(8.9)
Contingent consideration payments	—	—	—	(0.2)	—	(0.2)
Capital contribution from affiliates	—	—	—	6.0	(6.0)	—
Capital payments to affiliates	—	—	—	(56.9)	56.9	—
Payments on borrowings from affiliates	—	(837.4)	—	(265.7)	1,103.1	—
Proceeds from borrowings from affiliates	384.8	978.6	—	362.4	(1,725.8)	—
Other items, net	—	—	—	(0.2)	—	(0.2)
Net cash (used in) provided by financing activities	(45.3)	140.8	—	354.9	(571.8)	(121.4)
Effect on cash of changes in exchange rates	—	—	—	3.7	—	3.7
Net increase in cash, cash equivalents and restricted cash	—	0.6	—	74.6	—	75.2
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$—	$24.4	$—	$420.7	$—	$445.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(27.4)	$(192.7)	$—	$673.0	$—	$452.9
Cash flows from investing activities:
Capital expenditures	—	(18.3)	—	(40.1)	—	(58.4)
Purchase of marketable securities	—	—	—	(2.3)	—	(2.3)
Proceeds from the sale of assets	—	—	—	31.1	—	31.1
Proceeds from the sale of marketable securities	—	—	—	2.3	—	2.3
Cash paid for acquisitions, net	(71.6)	—	—	—	—	(71.6)
Investments in affiliates	—	(7.2)	—	—	7.2	—
Dividends from affiliates	52.4	—	—	—	(52.4)	—
Loans to affiliates	(100.2)	(111.1)	—	(977.5)	1,188.8	—
Repayments of loans from affiliates	701.3	0.3	—	188.8	(890.4)	—
Payments for product rights and other, net	—	(0.1)	—	(77.8)	—	(77.9)
Net cash used in investing activities	581.9	(136.4)	—	(875.5)	253.2	(176.8)
Cash flows from financing activities:
Payments of financing fees	(3.7)	—	—	—	—	(3.7)
Change in short-term borrowings, net	—	—	—	(17.6)	—	(17.6)
Payments of long-term debt	(550.0)	—	—	—	—	(550.0)
Proceeds from exercise of stock options	5.0	—	—	—	—	5.0
Taxes paid related to net share settlement of equity awards	(6.1)	—	—	—	—	(6.1)
Contingent consideration payments	—	—	—	(3.8)	—	(3.8)
Capital contribution from affiliates	—	—	—	7.2	(7.2)	—
Capital payments to affiliates	—	—	—	(52.4)	52.4	—
Payments on borrowings from affiliates	—	(648.3)	—	(242.1)	890.4	—
Proceeds from borrowings from affiliates	—	977.5	—	211.3	(1,188.8)	—
Other items, net	—	(6.1)	—	6.6	—	0.5
Net cash provided by (used in) financing activities	(554.8)	323.1	—	(90.8)	(253.2)	(575.7)
Effect on cash of changes in exchange rates	—	—	—	12.2	—	12.2
Net decrease in cash, cash equivalents and restricted cash	(0.3)	(6.0)	—	(281.1)	—	(287.4)
Cash, cash equivalents and restricted cash — beginning of period	0.3	85.4	—	1,061.3	—	1,147.0
Cash, cash equivalents and restricted cash — end of period	$—	$79.4	$—	$780.2	$—	$859.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	March 31, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$0.8	$—	$366.6	$—	$367.4
Restricted cash, included in prepaid expenses and other current assets	—	23.6	—	54.1	—	77.7
Cash, cash equivalents and restricted cash	$—	$24.4	$—	$420.7	$—	$445.1

	December 31, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$0.2	$—	$291.9	$—	$292.1
Restricted cash, included in prepaid expenses and other current assets	—	23.6	—	54.2	—	77.8
Cash, cash equivalents and restricted cash	$—	$23.8	$—	$346.1	$—	$369.9

	March 31, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6.3	$—	$717.5	$—	$723.8
Restricted cash, included in prepaid expenses and other current assets	—	73.1	—	62.7	—	135.8
Cash, cash equivalents and restricted cash	$—	$79.4	$—	$780.2	$—	$859.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $385.0 million and $450.0 million, inclusive of all restructuring charges incurred through March 31, 2018. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2017 to March 31, 2018:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2017:	$92.9	$14.1	$107.0
Charges (1)	15.1	30.3	45.4
Cash payment	(28.7)	(2.8)	(31.5)
Utilization	—	(30.8)	(30.8)
Foreign currency translation	0.6	—	0.6
Balance at March 31, 2018:	$79.9	$10.8	$90.7
____________

(1)
For the three months ended March 31, 2018, total restructuring charges in North America, Europe, Rest of World and corporate were approximately $16.4 million, $20.8 million, $7.2 million and $1.0 million, respectively.

At March 31, 2018 and December 31, 2017, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for contingent consideration amounts recorded. Our potential maximum development milestones not accrued for at March 31, 2018 totaled approximately $820 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions. We estimate that the amounts that may be paid through the end of 2018 to be approximately $130 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
There have been no other significant changes to our collaboration and licensing agreements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

19.	Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years. While the Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, ASC Topic 740 required the Company to remeasure its deferred tax balances in 2017 in accordance with the 2018 rate reduction.
The Tax Act also puts in place new tax laws that impacts our taxable income beginning in 2018, which include, but are not limited to (1) creating a Base Erosion Anti-Abuse Tax (“BEAT”), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries (the “participation exemption”), (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders and a deduction generally equal to 50 percent of GILTI (37.5 percent for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) the repeal of the domestic manufacturing deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.
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
To the extent that the accounting for certain income tax effects of the Tax Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, then the company should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company recorded a provisional net tax charge of $128.6 million related to the Tax Act in the year ended December 31, 2017. This net charge primarily consisted of a net expense of $15.0 million due to the remeasurement of our net deferred tax accounts to reflect the U.S. federal corporate income tax rate reduction to 21% and a net expense for the transition tax of $113.6 million. While we were able to make a reasonable estimate of the impact of the reduction in corporate tax rate, we are continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.
The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $113.6 million which the Company expects to elect to pay, net of certain tax attributes and credit carryforwards, over eight years beginning in 2018. This amount is presented in other long-term liabilities. However, we are awaiting further interpretative guidance, along with continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.
During the three months ended March 31, 2018, there were no changes to provisional amounts recorded during the year ended December 31, 2017.
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
As of December 31, 2017, the Company’s practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state 2017 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. For these reasons, we were not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities.
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
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”), which allows Mylan to work collaboratively with the IRS to identify and review tax matters on an ongoing basis. The years 2015, 2016 and 2017 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and trial has tentatively been scheduled for October 2018. On February 27, 2015, Mylan N.V. acquired Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (collectively, the “EPD Business Acquisition”). In connection with the EPD Business Acquisition, we entered into intercompany transactions with our affiliates that affect our U.S. tax liability. Mylan N.V. is not incorporated in the U.S. and expects to be treated as a non-U.S. corporation for U.S. federal income tax purposes. As part of our ongoing participation and cooperation in the CAP, we have received and responded to various IRS requests for

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

information about, among other matters, the EPD Business Acquisition, including the interest rates used for intercompany loans and our status as a non-U.S. corporation for U.S. federal income tax purposes. As previously disclosed, the IRS may challenge our positions on the EPD Business Acquisition. If the IRS chooses to challenge our positions, and if the IRS succeeds, a successful challenge may have a material effect on our U.S. tax liability beginning February 27, 2015.
The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2017, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2011 through 2017, some of which are indemnified by Strides Arcolab for tax assessments.
Tax Court Proceeding
The Company's U.S. federal income tax returns for 2007 through 2011 have been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether the proceeds received by the Company in connection with the 2008 sale of its rights in nebivolol constituted a capital gain or ordinary income. The Company and the IRS filed a joint stipulation of settled issues with the Tax Court that resolved all issues in this dispute and the Tax Court issued the final order closing the case during the three months ended March 31, 2018.
Accounting for Uncertainty in Income Taxes
During the three months ended March 31, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86 million, which resulted in a net benefit to the income tax provision of approximately $53 million.

20.	Litigation
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila, Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business, and certain other acquisitions.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters or the inability or denial of Merck KGaA, Strides Arcolab Limited, Abbott, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.
Some of these governmental inquiries, investigations, proceedings and litigation matters with which the Company is involved are described below, and unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is also involved in other pending proceedings for which, in the opinion of the Company based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s business, financial position, results of operations, cash flows and/or ordinary share price. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in the opinion of the Company, become material, the Company will disclose such matters.
Legal costs are recorded as incurred and are classified in SG&A in the Company’s Condensed Consolidated Statements of Operations.
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation (“Cambrex”) and Gyma Laboratories (“Gyma”) in the U.S. District Court for the District of Columbia in the amount of

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

approximately $12.0 million in an antitrust case brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001. The Court entered final judgment on August 30, 2017 in the amount of approximately $67.0 million (not including post-judgment interest and fees and costs). Mylan filed a notice of appeal on September 15, 2017 with the United States Court of Appeals for the District of Columbia Circuit. A settlement in principle has been reached with all parties. The total accrual for this matter has increased to $36.0 million.
In connection with the Company’s appeal of the judgment, the Company maintains a surety bond underwritten by a third-party insurance company in the amount of $66.6 million.
Pricing and Medicaid Litigation
Dey L.P. (now known as Mylan Specialty L.P. and herein as “Mylan Specialty”), a wholly owned subsidiary of the Company, was named in 1997 as a defendant in a case brought by the United States as well as in later filed class actions brought by consumers and third-party payors. All of the cases and claims brought against Mylan Specialty have been fully resolved and dismissed.
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. At March 31, 2018, the Company has accrued approximately $65.7 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. These amounts are expected to be paid to Merck KGaA in 2018.
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan entered into a settlement agreement with the putative indirect purchasers for approximately $16.0 million, which is subject to court approval. Mylan has settled with the putative direct purchaser class and the retailer opt-out plaintiffs for $165 million, a portion of which was paid by the Company prior to 2018, and a final amount of approximately $89.2 million was paid in April 2018. Mylan and Apotex have also settled Apotex’s claims. The Company has also received subpoenas from certain state attorneys general requesting documents related to the modafinil patent litigation.
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On December 8, 2016, Mylan’s peremptory exceptions of no cause of action with respect to the supplemental and amended petition were granted in their entirety and with prejudice. This ruling is currently on appeal to the First Circuit Court of Appeal.
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA and is still pending.
The Company believes that it has strong defenses to these remaining cases. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company has a total accrual of approximately $105.2 million related to this matter at March 31, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 related to Actos® and Actoplus Met®. Mylan’s motion to dismiss the direct and indirect purchasers’ complaint was granted and no appeal was filed as to Mylan. Following the appellate decision relating to other defendants, the direct purchasers filed an amended complaint against Mylan and the other manufacturers: Mylan’s motion to dismiss the amended complaint is pending.
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC seeking documents with regard to certain related party matters. Mylan has received additional requests for information and will continue to fully cooperate with the SEC.
Trade Agreements Act (“TAA”)
On April 9, 2018, a subsidiary of Mylan N.V. received a civil investigative demand from the Commercial Litigation Branch of the U.S. Department of Justice (“DOJ”) concerning its TAA compliance for certain products. The Company is fully cooperating with the DOJ.
EpiPen® Auto-Injector and Certain Congressional Matters
Classification of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector
In November 2014, the Company received a subpoena from the DOJ related to the classification of the EpiPen® Auto-Injector for purposes of the Medicaid Drug Rebate Program (“MDRP”). On August 17, 2017, two of Mylan’s subsidiaries - Mylan Inc. and Mylan Specialty - signed an agreement for a $465 million settlement, plus interest, with the DOJ, state government agencies and two relators (the “MDRP Settlement”). The settlement with the DOJ, two relators and all 50 states plus the District of Columbia has been completed and both the federal and state matters have been dismissed through stipulations of dismissal. In connection with the settlement, Mylan Inc. and Mylan Specialty entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services. The CIA has a five-year term and requires, among other things, that an independent review organization annually review various matters relating to the MDRP. Neither the settlement agreement nor the CIA contains an admission or finding of wrongdoing. In connection with the settlement, Mylan Specialty has reclassified EpiPen® Auto-Injector as an innovator product for purposes of the MDRP effective April 1, 2017. The Company recorded an accrual for the full settlement amount during the year ended December 31, 2016 and recorded an additional accrual for interest related to the settlement amount prior to the payment made in 2017.
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
SEC Request for Information/Subpoena
On October 7, 2016, Mylan received a document request from the SEC’s Division of Enforcement seeking communications with the Centers for Medicare and Medicaid Services and documents concerning Mylan products sold and related to the MDRP, and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the MDRP Settlement and the classification of the EpiPen® Auto-Injector under the MDRP. On February 6, 2017, Mylan received a subpoena from the SEC in this matter,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

seeking additional documents. Mylan has received additional requests for information and will continue to fully cooperate with the SEC.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the MDRP Settlement, including with respect to the determinations that the settlement amount should be recorded as a charge against earnings in the third quarter of 2016 rather than against any earlier periods, and that the settlement amount should be classified as an expense rather than a reduction of revenue. The Company responded to the comment letter in May 2017 and we will continue to respond to any additional correspondence from Corporation Finance. We believe that our accounting treatment for the aforementioned settlement is appropriate and consistent with all applicable accounting standards.
FTC Request for Information
On November 18, 2016, Mylan received a request from the U.S. Federal Trade Commission (“FTC”) Bureau of Competition seeking documents and information relating to its preliminary investigation into potential anticompetitive practices relating to epinephrine auto-injectors. Mylan is fully cooperating with the FTC.
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, after the actions were consolidated, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. We believe that the surviving claims in this lawsuit are without merit and intend to defend against them vigorously.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Israeli Securities Litigation
On October 13, 2016, a purported shareholder of Mylan N.V. filed a lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, against Mylan N.V. and four of its directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the Tel Aviv District Court (Economic Division) (the “Friedman Action”). The plaintiff alleges that the defendants made false or misleading statements and omissions of purportedly material fact in Mylan N.V.’s reports to the Tel Aviv Stock Exchange regarding Mylan N.V.’s classification of its EpiPen® Auto-Injector for purposes of the MDRP, in violation of both U.S. and Israeli securities laws, the Israeli Companies Law and the Israeli Torts Ordinance. The plaintiff seeks damages, among other remedies. On January 19, 2017, the Court stayed the Friedman Action until a final judgment is issued in the securities litigation currently pending in the United States District Court for the Southern District of New York. On April 30, 2017, another purported shareholder of Mylan N.V. filed a separate lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, in the Tel Aviv District Court (Economic Division), alleging substantially similar claims and seeking substantially similar relief against the defendants and other directors and officers of Mylan N.V., but alleging also that this group of defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both U.S. federal securities laws and Israeli law (the “IEC Fund Action”). On April 10, 2018, the Tel Aviv District Court granted the motion filed by plaintiffs in both the Friedman Action and the IEC Fund Action, voluntarily dismissing the Friedman Action and staying the IEC Fund Action until a judgment is issued in the securities litigation pending in the United States. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in fifteen putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which is currently pending. A trial date has been scheduled for July 2020. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against Mylan Inc. and Mylan Specialty in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL and is still pending. In this lawsuit, Sanofi alleges exclusive dealings and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. We believe that Sanofi’s claims in this lawsuit are without merit and intend to defend against them vigorously.
On September 29, 2017, plaintiffs in a pending putative class action brought against certain pharmacy benefit managers (“PBMs”) in the U.S. District Court for the District of Kansas filed a motion for leave to file an amended complaint that would have added Mylan N.V., Mylan Specialty, and MPI as additional defendants. The proposed amended complaint included purported claims under the Employee Retirement Income Security Act of 1974 for alleged knowing participation in conduct related to the pricing of EpiPen® Auto-Injector products that plaintiffs asserted constituted a breach of fiduciary duties by the PBMs. The case was transferred to the U.S. District Court for the District of Minnesota. After that transfer, plaintiffs filed an amended consolidated complaint that did not name any Mylan entity as a defendant. As a result, no Mylan entities are defendants in this case.
EpiPen® Auto-Injector State AG Investigations
The Company and certain of its affiliated entities received subpoenas and informal requests from various state attorneys general seeking information and documents relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The Company has cooperated and is fully cooperating with the various state attorneys general.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

U.S. Congress/State Requests for Information and Documents
Mylan received several requests for information and documents from various Committees of the U.S. Congress and federal and state lawmakers concerning the marketing, distribution and sales of Mylan products. Mylan cooperated with federal and state lawmakers as appropriate in response to their requests.
The Company has a total accrual of approximately $10.0 million related to this matter at March 31, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, consolidated financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Department of Justice Subpoenas
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Civil Litigation
On March 2, 2016, a putative class action was filed in the EDPA by indirect purchasers against Mylan and several other manufacturers, generally alleging anticompetitive conduct with respect to certain generic doxycycline and digoxin products. The complaint alleged harm under federal antitrust laws, state antitrust laws, state consumer protection laws and theories of unjust enrichment. Subsequently, additional cases were filed by putative classes of indirect purchasers, direct purchasers and an indirect reseller. These cases were consolidated in a MDL proceeding in the EDPA. Similar lawsuits were filed by direct and indirect purchasers in various U.S. district courts, involving Mylan’s and other manufacturer’s pravastatin, divalproex, levothyroxine, propranolol, clomipramine, albuterol, benazepril and amitriptyline products (as well as non-Mylan products clobatesol, desonide, fluocinonide, econazole, lidocaine/prilocaine, glyburide, ursodiol and baclofen). All of the above-referenced lawsuits have also been consolidated in the MDL proceeding in the EDPA. Putative classes of direct purchasers, indirect purchasers, and indirect resellers filed consolidated complaints with respect to the products referenced above on August 15, 2017. Mylan is no longer a named defendant in the pravastatin lawsuits. The Court has sequenced the complaints into three separate product groups. Defendants’ filed motions to dismiss complaints in the first product group and decisions are pending. On January 22, 2018, three direct purchaser retailers filed a complaint against Mylan and other manufacturers asserting similar allegations with respect to the products identified above, as well as doxycycline monohydrate, glipizide-metformin, and verapamil. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, Doxycycline Hyclate Delayed Release. The complaint was subsequently amended to add certain attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On October 31, 2017, attorneys general of forty-five states, the District of Columbia and the Commonwealth of Puerto Rico filed a motion for leave to file a consolidated amended complaint (“proposed amended complaint”) against various drug manufacturers, including Mylan. Mylan is alleged to have engaged in anticompetitive conduct with respect to Doxycycline Hyclate Delayed Release, Doxycycline Monohydrate, Glipizide-Metformin, and Verapamil. The proposed amended complaint also includes claims asserted by attorneys general of thirty-four states and the Commonwealth of Puerto Rico against certain individuals, including Rajiv Malik, President of Mylan, with respect to Doxycycline Hyclate Delayed Release. The allegations in the proposed amended complaint are similar to those in the previously filed complaints. On December 8, 2016, the Defendants in the case - including Mylan - filed an opposition to the plaintiff States’ motion for leave to file a proposed amended complaint as to certain allegations. This motion has now been fully briefed and a decision is pending. We believe that the claims in this lawsuit against Mylan and Rajiv Malik are without merit and intend to defend against them vigorously.
European Commission Proceedings
Perindopril
On July 9, 2014, the European Commission (the “Commission”) issued a decision finding that Mylan Laboratories Limited and Mylan, as well as several other companies, had violated European Union (“EU”) competition rules relating to the product Perindopril and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the EU. A hearing on the appeal before the General Court of the EU was held in June 2017 and a decision is pending.
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

decision to the General Court of the EU The case is currently on appeal to the European Court of Justice. The United Kingdom applied and was granted permission to intervene in this proceeding. The Company has accrued approximately €7.4 million as of March 31, 2018 and December 31, 2017, respectively, related to this matter. Generics [U.K.] Limited has received notices from NHS Departments across the United Kingdom stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, Generics [U.K.] Limited, Merck KGaA and other companies, were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which has been accrued for as of March 31, 2018. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the European Court of Justice.
Nefopam
On October 10, 2017, Mylan N.V. and Meda Pharmaceuticals Limited received notice that the CMA was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Nefopam, a product from Meda’s portfolio. On October 16, 2017, the CMA issued a notice under Section 26 of the Competition Act 1998 to Mylan N.V. and Meda Pharmaceuticals Limited to provide specified information and produce specified documents. The Company is fully cooperating with the CMA.
Italy Investigation
On April 18, 2018, certain employees of Mylan S.p.A. were served with search warrants issued by the Public Prosecutor’s Office in Milan, Italy seeking information concerning interactions with an Italian hospital and sales of certain reimbursable Mylan S.p.A. drugs. The Company is assisting its employees in their cooperation with the investigation.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $8.7 million and $8.4 million at March 31, 2018 and December 31, 2017, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
On October 19, 2017, Teva Pharmaceutical Industries Ltd. (“Teva”) commenced an action with the Irish High Court against Mylan Teoranta alleging that Mylan’s glatiramer acetate 40mg/mL product, which is manufactured in Ireland, approved by the FDA and is currently being sold in the U.S., infringes two European patents, EP (IE) 2 949 335 and EP (IE) 3 050 556. Teva subsequently dropped its infringement allegation related to the EP (IE) 3 050 556 patent. Teva is seeking damages and/or an account of profits from Mylan for the alleged infringement. Teva has also requested the Irish High Court to enjoin Mylan Teoranta from making, offering, putting on the market and/or using its glatiramer acetate 40mg/mL product in Ireland pending final determination of the action. A hearing on Teva’s Ireland injunction request was completed on January 16, 2018 and a decision is pending.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $15.4 million accrued related to these various other legal proceedings at March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations, comprehensive earnings, and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our products; any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market, including, but not limited to, where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our manufacturing facilities, supply chain or inventory or our ability to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our financial condition, results of operations, and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended (the “2017 Form 10-K”), and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

Company Overview
Mylan is a global pharmaceutical company committed to setting new standards in healthcare and providing 7 billion people access to high quality medicine. We offer a growing portfolio of more than 7,500 products, including prescription generic, branded generic and brand-name drugs and over-the-counter (“OTC”) remedies. We market our products in more than 165 countries and territories. Every member of our approximately 35,000-strong workforce is dedicated to delivering better health for a better world.
Over the last several years, Mylan has transformed itself through a clear, consistent and differentiated strategy into a company that is built to last. Fueling that durability is a business model anchored in providing access, Mylan’s core purpose.
Providing access requires that we satisfy the needs of an incredibly diverse global marketplace whose economic and political systems, approaches to delivering and paying for healthcare, languages and traditions, and customer and patient requirements vary by location and over time.
With these considerations in mind, we have scaled our commercial, operational and scientific platforms to meet customers’ evolving needs in ways that are globally consistent and locally sensitive. As a result, not only are we succeeding in expanding people’s access to medicine, we are continually diversifying our business.
That diversification is what drives our durability. Durability allows us to withstand and overcome competitive pressures while continuing to innovate. It also allows us to generate consistent financial results, including reliable cash flows capable of supporting ongoing investments in long-term growth.
Financial Summary
The tables below are a summary of the Company’s financial results for the three months ended March 31, 2018 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017	Change	% Change
Total revenues	$2,684.5	$2,719.5	$(35.0)	(1)%
Gross profit	984.3	1,085.0	(100.7)	(9)%
Earnings from operations	155.7	227.7	(72.0)	(32)%
Net earnings	87.1	66.4	20.7	31%
Diluted earnings per ordinary share	$0.17	$0.12	$0.05	42%
Certain Market and Industry Factors
As more fully explained in the 2017 Form 10-K, the global pharmaceutical industry is a highly competitive and highly regulated industry. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. The following discussion highlights some of these key factors and market conditions.
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

Certain markets in which we do business outside of the U.S. have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.
Additionally, a number of markets in which we operate outside of the U.S. have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply active pharmaceutical ingredient (“API”) can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems in certain countries.
Recent Developments
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. During the three months ended March 31, 2018, the Company recorded pre-tax charges of $45.4 million. Included within the charges during the three months ended March 31, 2018 were $25.9 million for non-cash asset impairment charges with the remaining charges primarily related to severance and employee benefits. The continued restructuring actions are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $385.0 million and $450.0 million, inclusive of all restructuring charges incurred through the first quarter of 2018. In addition, as a result of the restructuring activities that have been undertaken to date, management believes the potential annual savings will be between approximately $350.0 million and $425.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” net sales and total revenues. These measures provide information on the change in net sales and total revenues assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our net sales and total revenues performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares net sales on an actual and constant currency basis for each reportable segment for the three months ended March 31, 2018 and 2017 as well as for total revenues.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31,
(In millions)	2018	2017	% Change	2018 Currency Impact (1)	2018 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$985.3	$1,214.9	(19)%	$(3.1)	$982.2	(19)%
Europe	1,038.4	892.0	16%	(132.8)	905.6	2%
Rest of World	626.7	580.5	8%	(28.2)	598.5	3%
Total net sales	2,650.4	2,687.4	(1)%	(164.1)	2,486.3	(7)%

Other revenues (3)	34.1	32.1	6%	(1.9)	32.2	—%
Consolidated total revenues (4)	$2,684.5	$2,719.5	(1)%	$(166.0)	$2,518.5	(7)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2018 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended March 31, 2018, other revenues in North America, Europe, and Rest of World were approximately $21.1 million, $9.5 million, and $3.5 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the three months ended March 31, 2018, Mylan reported total revenues of $2.68 billion, compared to $2.72 billion for the comparable prior year period, representing a decrease of $35.0 million, or 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the three months ended March 31, 2018 were $2.65 billion, compared to $2.69 billion for the comparable prior year period, representing a decrease of $37.0 million, or 1%. Other revenues for the three months ended March 31, 2018 were $34.1 million, compared to $32.1 million for the comparable prior year period.
The decrease in total revenues included lower net sales in the North America segment of 19%. This decrease was partially offset by increased net sales in the Europe segment of 16%, and in the Rest of World segment of 8%. The overall decrease in total revenues was primarily driven by a decrease in net sales from existing products, which was partially offset by favorable foreign currency translation. Net sales from existing products on a constant currency basis decreased $286.2 million primarily as a result of lower volumes, and to a lesser extent, pricing, which were partially offset by new product introductions of $102.6 million. Sales were also negatively impacted by the adoption of new accounting standards of a net impact of approximately $17.7 million. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, India, the United Kingdom, Japan, and Australia. The favorable impact of foreign currency translation on current year total revenues was approximately $166.0 million. On a constant currency basis, the decline in total revenues for the three months ended March 31, 2018 was approximately $201.0 million, or 7%.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 17% and 19% for the three months ended March 31, 2018 and 2017, respectively.
Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended March 31, 2018 and 2017 and the increase (decrease) period over period:
North America Segment
Net sales from North America decreased by $229.6 million or 19% during the three months ended March 31, 2018 when compared to the prior year period. This decrease was driven primarily by a $108.7 million combined decrease in the sales of branded products, including EpiPen® Auto-Injector, the impact of the loss of exclusivity of olmesartan and olmesartan HCTZ and the prior year divestiture of certain contract manufacturing assets. In addition, net sales were negatively impacted by $24.6 million related to the implementation of new accounting standards. The remaining decrease was due to lower volumes, and to a lesser extent, pricing, on other existing products partially offset by new product introductions. The impact of foreign currency translation on the current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $146.4 million or 16% during the three months ended March 31, 2018 when compared to the prior year period. This increase was primarily the result of the favorable impact of foreign currency translation of approximately $132.8 million or 14% within Europe. Net sales from new product introductions and favorable volumes were partially offset by slightly lower pricing. Constant currency net sales increased by approximately $13.6 million or 2% when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $46.2 million or 8% during the three months ended March 31, 2018 when compared to the prior year period. This increase was primarily the result of the favorable impact of foreign currency translation of approximately $28.2 million and higher net sales as a result of new product sales and favorable volumes, partially offset by unfavorable pricing. The increase in net sales from new products was primarily due to new product sales in emerging markets. The increase in volume was primarily due to the Company’s anti-retroviral therapy franchise. Constant currency net sales increased by approximately $18.0 million or 3% when compared to the prior year period.
Cost of Sales and Gross Profit
Cost of sales increased from $1.63 billion for the three months ended March 31, 2017 to $1.70 billion for the three months ended March 31, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended March 31, 2018 was $984.3 million and gross margins were 37%. For the three months ended March 31, 2017, gross profit was $1.09 billion and gross margins were 40%. Gross margins were negatively impacted by the incremental amortization from product acquisitions and in-process research and development (“IPR&D”) impairment charges of 290 basis points. The unfavorable impact of these items were partially offset by the impact from new product introductions. Adjusted gross margins were approximately 53% for the three months ended March 31, 2018, compared to approximately 53% for the three months ended March 31, 2017.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
U.S. GAAP cost of sales	$1,700.2	$1,634.5
Deduct:
Purchase accounting amortization and other related items	(420.9)	(343.3)
Acquisition related items	(0.2)	(5.9)
Restructuring related costs	(4.4)	(12.9)
Other special items	(10.0)	(7.1)
Adjusted cost of sales	$1,264.7	$1,265.3

Adjusted gross profit (a)	$1,419.8	$1,454.2

Adjusted gross margin (a)	53%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended March 31, 2018 was $204.9 million, compared to $217.5 million for the comparable prior year period, a decrease of $12.6 million. The decrease was primarily due to the reprioritization of global programs.
Additionally, during the three months ended March 31, 2018, the Company entered into two collaboration agreements for products in development and recognized approximately $43.0 million in expense related to the non-refundable upfront payments for these agreements. In the prior year period, the Company entered into a joint development and marketing agreement for a respiratory product resulting in approximately $50.0 million in R&D expense.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2018 was $607.5 million, compared to $630.8 million for the comparable prior year period, a decrease of $23.3 million. The decrease was due to the decrease in general and administrative expenses, which were $34.7 million lower when compared to the prior year period. The overall decrease in general and administrative expenses included an increase in restructuring charges of approximately $23.6 million when compared to the prior year period. The overall decrease in general and administrative expenses was $58.3 million excluding the increase in restructuring charges and was primarily driven by ongoing integration activities and lower expenses related to consulting and professional services. This decrease was also partially offset by a $11.0 million increase in selling and marketing expenses related to investments in our product portfolio.
Litigation Settlements and Other Contingencies, Net
During the three months ended March 31, 2018 and 2017, the Company recorded a net charge of $16.2 million and $9.0 million, respectively for litigation settlements and other contingencies. During the three months ended March 31, 2018, the Company recorded litigation related charges of approximately $13.3 million, primarily related to an anti-trust matter and a patent infringement matter. In addition, the Company recorded a loss of $2.7 million for a fair value adjustment of the respiratory development platform contingent consideration. During the three months ended March 31, 2017, the Company recorded a loss of $9.9 million for a fair value adjustment of the Jai Pharma Limited contingent consideration.

Interest Expense
Interest expense for the three months ended March 31, 2018 totaled $131.7 million, compared to $138.2 million for the three months ended March 31, 2017, a decrease of $6.5 million. The decrease in the current year is primarily due to slightly lower average long-term debt balances during the three months ended March 31, 2018 as compared to the prior year period.
Other Expense, Net
Other expense, net, was $13.5 million for the three months ended March 31, 2018, compared to $17.9 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$23.1	$33.2
Foreign exchange gains, net	(15.6)	(10.3)
Other losses/(gains), net	6.0	(5.0)
Other expense, net	$13.5	$17.9
Income Tax Provision (Benefit)
For the three months ended March 31, 2018, the Company recognized an income tax benefit of $76.6 million, compared to an income tax provision of $5.2 million for the comparable prior year period. During the three months ended March 31, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86 million, which resulted in a net benefit to the income tax provision of approximately $53 million. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.
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

Adjusted Net Earnings and Adjusted EPS
Adjusted net earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings and adjusted net earnings per diluted share (“adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company, and are therefore useful to investors and that their understanding of our performance is enhanced by these adjusted measures. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings and adjusted EPS.
The significant items excluded from adjusted cost of sales, adjusted net earnings and adjusted EPS include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings and adjusted EPS. These amounts include the amortization of intangible assets, inventory step-up and intangible asset impairment charges, including IPR&D. For the acquisition of businesses accounted for under the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of ordinary shares, contingent consideration or any combination thereof.
Upfront and Milestone-Related R&D Expenses
These expenses and payments are excluded from adjusted net earnings and adjusted EPS because they generally occur at irregular intervals and are not indicative of the Company’s ongoing operations. Also included in this adjustment are certain expenses related to the Company’s collaboration agreement with Momenta Pharmaceuticals, Inc. (“Momenta”) including certain milestone related costs. Such costs include payments related to Mylan’s future decisions, on a product by product basis, to continue with the development of such product in the collaboration after certain R&D work is performed. Related amounts are excluded from adjusted net earnings and adjusted EPS as Mylan considers such payments as additional upfront buy-in payments for the products.
Accretion of Contingent Consideration Liability and Other Fair Value Adjustments
The impact of changes to the fair value of contingent consideration and accretion expense are excluded from adjusted net earnings and adjusted EPS because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
Restructuring, Acquisition Related and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EPS, as applicable. These amounts include items such as:

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

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the U.S. Internal Revenue Code of 1986, as amended; only included in adjusted net earnings and adjusted EPS is the net tax effect of the entity’s activities;

•
The pre-tax mark-to-market gains and losses of the Company’s investments in marketable equity securities historically accounted for as available for sale securities; only included in adjusted net earnings and adjusted EPS are cumulative realized gains and losses; and

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain.
The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from adjusted net earnings and adjusted EPS because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 20 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted earnings and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of Adjusted Net Earnings and Adjusted EPS
A reconciliation between net earnings and diluted earnings per share, as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended March 31,
(In millions, except per share amounts)	2018		2017
U.S. GAAP net earnings and U.S. GAAP EPS	$87.1	$0.17	$66.4	$0.12
Purchase accounting related amortization (primarily included in cost of sales) (a)	423.4		349.2
Litigation settlements and other contingencies, net	16.2		(0.9)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	9.7		25.0
Clean energy investments pre-tax loss	23.0		22.3
Acquisition related costs (primarily included in SG&A and cost of sales) (b)	2.3		31.3
Restructuring related costs (c)	45.4		23.1
Other special items included in:
Cost of sales	10.0		7.1
Research and development expense (d)	46.6		65.1
Selling, general and administrative expense	1.8		5.9
Other expense, net (e)	17.4		6.1
Tax effect of the above items and other income tax related items	(187.3)		(100.8)
Adjusted net earnings and adjusted EPS	$495.6	$0.96	$499.8	$0.93
Weighted average diluted ordinary shares outstanding	516.8		536.9
____________
Significant items for the three months ended March 31, 2018 include the following:

(a)
The increase in purchase accounting related amortization for the three month period is primarily due to the impact of foreign currency translation on the amortization expense related to intangible assets acquired in the Meda acquisition. In addition, amortization expense increased as a result of the full impact of various product rights acquisitions which occurred throughout 2017 and a $30.0 million IPR&D impairment charge in the current quarter.

(b)
Acquisition related costs primarily relate to acquisition and integration activities. Included in SG&A for the three months ended March 31, 2017 is approximately $24.1 million, primarily related to consulting, professional and legal costs.

(c)
For the three months ended March 31, 2018, approximately $4.4 million is included in cost of sales, $4.9 million is included in R&D, and $36.1 million is included in SG&A. Refer to Note 17 Restructuring included in Item 1 of this Form 10-Q for additional information.

(d)
R&D expense for the three months ended March 31, 2018 includes two non-refundable upfront payments totaling approximately $43.0 million for development agreements entered into during the quarter, and the remaining expense relates to the Momenta collaboration. For the three months ended March 31, 2017, R&D expense includes an upfront expense of approximately $50.0 million related to a joint development and marketing agreement for a respiratory product, $5.8 million related to Momenta collaboration expense, and other similar smaller agreements.

(e)	Primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $621.8 million for the three months ended March 31, 2018. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $168.9 million to $621.8 million for the three months ended March 31, 2018, as compared to net cash provided by operating activities of $452.9 million for the three months ended March 31, 2017. Net cash provided by operating activities is derived by net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in net cash provided by operating activities was principally due to the following:

•	a net increase in the amount of cash provided by accounts receivable of $83.5 million, reflecting the timing of sales and cash collections;

•	a net decrease in the amount of cash used through changes in trade accounts payable of $149.9 million as a result of the timing of cash payments; and

•	a net decrease in the amount of cash used through changes in income taxes of $19.3 million as a result of the level and timing of estimated tax payments made during the current period.
These items were partially offset by the following:

•	a net increase of $52.0 million in the amount of cash used through changes in inventory balances; and

•	a decrease in other operating assets and liabilities, net of $50.8 million.
Investing Activities
Net cash used in investing activities was $428.9 million for the three months ended March 31, 2018, as compared to $176.8 million for the three months ended March 31, 2017, a net increase of $252.1 million.

In 2018, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $63.3 million related to deferred non-contingent purchase price payments for the acquisition of Apicore Inc.;

•
payments for product rights and other, net totaling approximately $342.4 million, which included a payment of $325 million related to the perpetual rights to Betadine in certain European markets and other products; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $30.7 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2018 calendar year are expected to be approximately $300 million to $500 million.

In 2017, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $71.6 million related to the Company’s acquisition of Meda;

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
Financing Activities
Net cash used in financing activities was $121.4 million for the three months ended March 31, 2018, compared to net cash used in financing activities of $575.7 million for the three months ended March 31, 2017, a net decrease of $454.3 million.

In 2018, significant items in financing activities included the following:

•	long-term debt proceeds of approximately $498.4 million primarily related to borrowings under the 2016 Revolving Facility;

•
the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program. The Company did not repurchase any ordinary shares in the first quarter of 2017;

•	long-term debt payments of approximately $498.0 million consisting primarily of repayments of borrowings under the 2016 Revolving Facility; and

•	a net increase in short-term borrowings of $309.1 million.
In 2017, significant items in financing activities included the following:

•	the Company voluntarily prepaid $550.0 million of the aggregate principal amount of the 2016 Term Loans: and

•	net repayments of short-term borrowings of $17.6 million.
Capital Resources
Our cash and cash equivalents totaled $367.4 million at March 31, 2018, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2016 Revolving Facility, including the commercial paper program, and the Receivables Facility (as defined below) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2016 Revolving Facility which matures in 2021. Up to $1.65 billion of the 2016 Revolving Facility may be used to support future borrowing under our commercial paper program.
In addition to the 2016 Revolving Facility, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”). In January 2018, the maturity of the Receivables Facility was extended to January 2019. From time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of March 31, 2018, the Company had $355.0 million outstanding under the Receivables Facility.
At March 31, 2018, our long-term debt, including the current portion, totaled $14.72 billion, as compared to $14.61 billion at December 31, 2017. Total long-term debt is calculated net of deferred financing fees which was $70.3 million and $75.0 million at March 31, 2018 and December 31, 2017, respectively. The increase in long-term debt was due primarily to the foreign currency impact related to our Euro notes.
On April 28, 2018, we redeemed all of the outstanding $650 million principal amount of Mylan Inc.’s 2.600% senior notes due 2018, all of the outstanding $500 million principal amount of Mylan N.V.’s 3.000% senior notes due 2018 and $350 million of the outstanding $500 million principal amount of Mylan Inc.’s 2.550% senior notes due 2019. The redemption of these notes was funded with the net proceeds from the April 2018 senior notes offering.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.

Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2018 was as follows for each of the periods ending December 31:
The Company’s term loan credit facility dated as of November 22, 2016 (as amended, supplemented or otherwise modified from time to time, the “2016 Term Facility”), among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and the 2016 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
On November 3, 2017, the Company entered into amendments to the 2016 Term Facility and 2016 Revolving Facility to modify the leverage ratio covenant. Following such amendments, the 2016 Term Facility and 2016 Revolving Facility contain maximum consolidated leverage ratio financial covenants requiring maintenance of a maximum ratio of 4.25 to 1.00 through December 31, 2018. The Company is in compliance with the leverage ratio covenant at March 31, 2018 and expects to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition contingent consideration. Our potential maximum development milestones not accrued for at March 31, 2018 totaled approximately $820 million, which includes the new agreements entered into during 2018. We estimate that the amounts that may be paid through the end of 2018 to be approximately $130 million. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. These sales based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $461.4 million at March 31, 2018. In addition, the Company expects to incur approximately $20 million to $25 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2018.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $188 million accrued for legal contingencies at March 31, 2018.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters or the inability or denial of Merck KGaA, Strides Arcolab Limited, Abbott Laboratories, or another indemnitor or insurer to pay an indemnified claim, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and/or ordinary share price.
In the normal course of business, Mylan periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Mylan may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the Condensed Consolidated Financial Statements with respect to the Company’s obligations under such agreements.
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
Application of Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. On January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. Under ASC 606, we recognize net revenue for product sales and services when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. The adoption of this standard did not have a material impact of the Company’s consolidated financial position nor is it expected to have a material impact on future net earnings. Please see Note 2 Revenue Recognition and Accounts Receivable of Part I, Item 1 of this Form 10-Q for additional information regarding the adoption of ASC 606. In addition, please see Part I, Item 7, Application Critical Accounting Policies in the 2017 Form 10-K. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2017, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 20 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	9,795,616	$44.10	9,795,616	$431,999,974
February 1 - February 28, 2018	—	$—	—	$—
March 1 - March 31, 2018	—	$—	—	$—
Total	9,795,616	$44.10	9,795,616	$—
___________

(1)	On January 9, 2018, the Company completed the previously authorized share repurchase program.

(2)	The number of shares purchased is based on the purchase date and not the settlement date.

(3)	Average price per share includes commissions.

ITEM 6. EXHIBITS

4.1
Indenture, dated as of April 9, 2018, among Mylan Inc., Mylan N.V., as guarantor, and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on April 9, 2018, and incorporated herein by reference.

10.1
Registration Rights Agreement, dated as of April 9, 2018, among Mylan Inc., Mylan N.V., as guarantor, and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the Notes, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 9, 2018, and incorporated herein by reference.

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 21, 2018.

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted on or after February 21, 2018.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
May 10, 2018

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
May 10, 2018