Form 10-Q
period 2018-06-30
Mylan N.V.
filed 2018-08-08
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 3, 2018, there were 515,567,254 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2018

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Net sales	$2,755.5	$2,926.5	$5,405.9	$5,613.9
Other revenues	52.8	35.7	86.9	67.8
Total revenues	2,808.3	2,962.2	5,492.8	5,681.7
Cost of sales	1,845.8	1,736.8	3,546.0	3,371.3
Gross profit	962.5	1,225.4	1,946.8	2,310.4
Operating expenses:
Research and development	206.7	181.1	411.6	398.6
Selling, general and administrative	623.3	620.5	1,230.8	1,251.3
Litigation settlements and other contingencies, net	(46.4)	(50.0)	(30.2)	(41.0)
Total operating expenses	783.6	751.6	1,612.2	1,608.9
Earnings from operations	178.9	473.8	334.6	701.5
Interest expense	139.2	136.3	270.9	274.5
Other expense, net	21.0	12.8	34.5	30.7
Earnings before income taxes	18.7	324.7	29.2	396.3
Income tax (benefit) provision	(18.8)	27.7	(95.4)	32.9
Net earnings	$37.5	$297.0	$124.6	$363.4
Earnings per ordinary share:
Basic	$0.07	$0.56	$0.24	$0.68
Diluted	$0.07	$0.55	$0.24	$0.68
Weighted average ordinary shares outstanding:
Basic	514.4	535.0	514.4	534.7
Diluted	516.3	537.0	516.6	537.0

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$37.5	$297.0	$124.6	$363.4
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,088.7)	974.7	(826.8)	1,408.9
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	2.8	1.1	(1.5)	1.3
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(62.2)	1.3	(94.2)	33.7
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	119.1	(121.2)	59.9	(131.1)
Net unrealized gain (loss) on marketable securities	0.3	4.7	(0.1)	12.4
Other comprehensive (loss) earnings, before tax	(1,028.7)	860.6	(862.7)	1,325.2
Income tax (benefit) provision	(20.9)	3.1	(32.1)	17.1
Other comprehensive (loss) earnings, net of tax	(1,007.8)	857.5	(830.6)	1,308.1
Comprehensive (loss) earnings	$(970.3)	$1,154.5	$(706.0)	$1,671.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Assets
Current assets:
Cash and cash equivalents	$330.2	$292.1
Accounts receivable, net	2,818.2	3,612.4
Inventories	2,561.0	2,542.7
Prepaid expenses and other current assets	588.4	766.1
Total current assets	6,297.8	7,213.3
Property, plant and equipment, net	2,186.2	2,339.1
Intangible assets, net	14,152.8	15,245.8
Goodwill	9,880.6	10,205.7
Deferred income tax benefit	467.8	496.8
Other assets	286.3	305.6
Total assets	$33,271.5	$35,806.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,342.1	$1,452.5
Short-term borrowings	225.4	46.5
Income taxes payable	26.7	112.9
Current portion of long-term debt and other long-term obligations	1,196.7	1,808.9
Other current liabilities	2,072.3	2,964.5
Total current liabilities	4,863.2	6,385.3
Long-term debt	13,320.0	12,865.3
Deferred income tax liability	1,824.4	2,012.4
Other long-term obligations	1,055.2	1,235.7
Total liabilities	21,062.8	22,498.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 539,010,910 and 537,902,426 as of June 30, 2018 and December 31, 2017	6.0	6.0
Additional paid-in capital	8,612.6	8,586.0
Retained earnings	5,789.1	5,644.5
Accumulated other comprehensive loss	(1,199.3)	(361.2)
	13,208.4	13,875.3
Less: Treasury stock — at cost
Ordinary shares: 23,490,867 and 13,695,251 as of June 30, 2018 and December 31, 2017	999.7	567.7
Total equity	12,208.7	13,307.6
Total liabilities and equity	$33,271.5	$35,806.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$124.6	$363.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,000.4	836.7
Share-based compensation expense	20.6	42.0
Deferred income tax benefit	(65.4)	(130.0)
Loss from equity method investments	46.0	54.9
Other non-cash items	261.6	144.5
Litigation settlements and other contingencies, net	(22.3)	(41.4)
Changes in operating assets and liabilities:
Accounts receivable	479.0	402.3
Inventories	(280.7)	(139.9)
Accounts payable	(130.6)	(296.2)
Income taxes	(122.9)	(38.0)
Other operating assets and liabilities, net	(258.3)	(177.6)
Net cash provided by operating activities	1,052.0	1,020.7
Cash flows from investing activities:
Cash paid for acquisitions, net	(63.3)	(71.6)
Capital expenditures	(75.9)	(109.3)
Proceeds from the sale of assets	—	31.1
Purchase of available for sale securities and other investments	(44.4)	(6.2)
Proceeds from the sale of marketable securities	65.3	6.2
Payments for product rights and other, net	(614.4)	(479.0)
Net cash used in investing activities	(732.7)	(628.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,577.2	555.7
Payments of long-term debt	(2,598.6)	(1,326.6)
Purchase of ordinary shares	(432.0)	—
Change in short-term borrowings, net	179.0	(42.7)
Taxes paid related to net share settlement of equity awards	(10.1)	(7.4)
Contingent consideration payments	(0.2)	(10.1)
Payments of financing fees	(18.4)	(8.1)
Proceeds from exercise of stock options	13.7	8.9
Other items, net	(0.5)	(0.5)
Net cash used in financing activities	(289.9)	(830.8)
Effect on cash of changes in exchange rates	(15.1)	40.7
Net increase (decrease) in cash, cash equivalents and restricted cash	14.3	(398.2)
Cash, cash equivalents and restricted cash — beginning of period	369.9	1,147.0
Cash, cash equivalents and restricted cash — end of period	$384.2	$748.8

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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended (the “2017 Form 10-K”). The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2018, and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Revenue Recognition and Accounts Receivable
On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. Results for reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company recognized net sales when title and risk of loss passed to its customers and when provisions for estimates, as described below, were reasonably determinable.
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

•
Returns: consistent with industry practice, Mylan maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns.

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
Consideration received from licenses of intellectual property is recorded as revenue. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenue in the Consolidated Statements of Operations.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and six months ended June 30, 2018:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended June 30, 2018
Central Nervous System & Anesthesia	$199.9	$220.7	$76.4	$497.0
Infectious Disease	62.6	58.2	251.6	372.4
Respiratory & Allergy	181.6	129.4	53.7	364.7
Cardiovascular	76.1	149.1	46.2	271.4
Gastroenterology	33.9	145.1	92.1	271.1
Diabetes & Metabolism	114.1	80.2	33.5	227.8
Dermatology	84.5	74.3	27.2	186.0
Women’s Healthcare	85.2	66.8	22.2	174.2
Oncology	102.2	18.4	32.8	153.4
Immunology	14.1	2.5	10.7	27.3
Other (1)	46.6	45.9	117.7	210.2
Total	$1,000.8	$990.6	$764.1	$2,755.5

Six Months Ended June 30, 2018
Central Nervous System & Anesthesia	$399.5	$446.1	$159.3	$1,004.9
Infectious Disease	109.0	122.7	420.6	652.3
Respiratory & Allergy	295.5	257.0	100.3	652.8
Cardiovascular	166.5	295.9	85.7	548.1
Gastroenterology	78.0	298.3	158.2	534.5
Diabetes & Metabolism	223.7	154.0	58.3	436.0
Dermatology	179.0	154.6	52.1	385.7
Women’s Healthcare	178.3	136.8	41.4	356.5
Oncology	211.5	37.2	63.7	312.4
Immunology	28.1	5.0	19.1	52.2
Other (1)	117.0	121.4	232.1	470.5
Total	$1,986.1	$2,029.0	$1,390.8	$5,405.9
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2018:

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Gross sales	$4,825.3	$9,557.6
Gross to net adjustments:
Chargebacks	(816.4)	(1,688.5)
Rebates, promotional programs and other sales allowances	(1,088.0)	(2,118.6)
Returns	(23.8)	(101.1)
Governmental rebate programs	(141.6)	(243.5)
Total gross to net adjustments	$(2,069.8)	$(4,151.7)
Net sales	$2,755.5	$5,405.9
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2018. Such allowances were comprised of the following at June 30, 2018 and December 31, 2017, respectively:

(In millions)	June 30, 2018	December 31, 2017
Accounts receivable	$1,626.5	$1,977.2
Other current liabilities	670.0	818.0
Total	$2,296.5	$2,795.2
Accounts receivable, net was comprised of the following at June 30, 2018 and December 31, 2017, respectively:

(In millions)	June 30, 2018	December 31, 2017
Trade receivables, net	$2,476.6	$3,173.1
Other receivables	341.6	439.3
Accounts receivable, net	$2,818.2	$3,612.4
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $427.9 million and $1.04 billion of securitized accounts receivable at June 30, 2018 and December 31, 2017, respectively.

3.	Recent Accounting Pronouncements
Accounting Standards Issued Not Yet Adopted
In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) (“ASU 2016-02”) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued Accounting Standards Update 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures. The Company is in the process of analyzing its lease portfolio, implementing systems, processes and updating our accounting policies to comply with Topic 842.
Adoption of New Accounting Standards
In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP based on feedback received from preparers, auditors, users, and other stakeholders. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, including adoption in any interim period. The Company has elected to early adopt this guidance as of January 1, 2018 and is applying it on a prospective basis. Upon adoption, the Company recorded a cumulative effect adjustment.
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
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning of period and end of period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As required, the Company applied the provisions of ASU 2016-18 as of January 1, 2018. As a result, the change in restricted cash has been excluded from investing activities and included in the change in cash, cash equivalents and restricted cash and the prior year period has been recast to reflect the new presentation.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income (loss). In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU 2016-01. The standards are effective for annual and interim periods beginning after December 15, 2017. As required, the Company applied the provisions of ASU 2016-01 as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment.
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
In accordance with ASU 2014-09, the disclosure of the impact of adoption on our condensed consolidated statement of operations and balance sheet was as follows:

	For the Three Months Ended June 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Statement of Operations
Revenues	$2,808.3	$2,833.6	$(25.3)
Cost of sales	1,845.8	1,873.3	(27.5)
Income tax benefit	(18.8)	(19.5)	0.7
Net earnings	37.5	36.0	1.5

	For the Six Months Ended June 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Statement of Operations
Revenues	$5,492.8	$5,540.0	$(47.2)
Cost of sales	3,546.0	3,599.1	(53.1)
Income tax benefit	(95.4)	(97.3)	1.9
Net earnings	124.6	120.6	4.0

	June 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Balance Sheet
Prepaid expenses and other current assets	$588.4	$582.5	$5.9
Income taxes payable	26.7	24.8	1.9
Retained earnings	5,789.1	5,785.1	4.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

4.	Acquisitions and Other Transactions
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
The acquisition of Apicore added a diversified portfolio of API products to the Company’s existing portfolio. The identified intangible assets of $121.0 million are comprised of product rights and licenses with a weighted average useful life of seven years and includes in-process research and development (“IPR&D”) with a fair value of $9.0 million at date of the acquisition. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $92.2 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. The final allocation of goodwill to Mylan’s reportable segments has not been completed; however, the goodwill is expected to be allocated to the North America segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and six months ended June 30, 2018 and 2017.
Other Transactions
On December 25, 2017, the Company entered into an agreement to reacquire certain intellectual property rights and marketing authorizations related to a product commercialized in Japan for $90.0 million, which was paid during the second quarter of 2018. The Company recognized a liability in its Condensed Consolidated Balance Sheet as of December 31, 2017 for the reacquisition of these rights. The Company accounted for this transaction as an asset acquisition and the asset is being amortized over a useful life of five years.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Under the Revance Collaboration Agreement, the Company will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and the Company will be responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment was expensed as a component of research and development (“R&D”) expense in the three and six months ended June 30, 2018.
During the six months ended June 30, 2018, the Company completed four agreements to acquire certain intellectual property rights and marketing authorizations for products that are currently in the development stage, including agreements with Fujifilm Kyowa Kirin Biologics Co., Ltd., Mapi Pharma Ltd., and Lupin Limited. The Company also completed the acquisition of intellectual property rights and marketing authorizations related to a commercialized product in certain rest of world markets for $220.0 million, of which $160.0 million was paid at closing with the remaining amount due within twelve months of the closing of the transaction. The Company is accounting for these transactions as asset acquisitions and a useful life of five years is being used to amortize the asset related to the commercialized product. The Company recorded expense of approximately $36.0 million and $53.7 million as a component of R&D expense related to non-refundable upfront payments for agreements for products in development during the three and six months ended June 30, 2018, respectively. Certain of the agreements include additional development and commercial milestones.
On July 30, 2018, the Company entered into an agreement to purchase the worldwide rights to a commercialized product for approximately $463.0 million. The Company expects to close the transaction in the second half of 2018 and to pay approximately $240.0 million in 2018.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2017	7,198,684	$35.17
Granted	823,930	40.99
Exercised	(636,979)	21.90
Forfeited	(225,534)	48.59
Outstanding at June 30, 2018	7,160,101	$36.60
Vested and expected to vest at June 30, 2018	6,928,512	$36.36
Exercisable at June 30, 2018	5,366,103	$34.45

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2018, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.7 years, 5.6 years and 4.6 years, respectively. Also, at June 30, 2018, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable each had an aggregate intrinsic value of $41.1 million, $41.1 million and $40.9 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of June 30, 2018 and the changes during the six months ended June 30, 2018 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2017	5,964,207	$41.92
Granted	1,543,567	41.00
Released	(678,143)	49.79
Forfeited	(230,092)	45.00
Nonvested at June 30, 2018	6,599,539	$40.79
As of June 30, 2018, the Company had $129.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2018 and 2017 was $41.2 million and $30.3 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017 and are subject to the same performance conditions as the Awards granted in February 2014 and with a service vesting condition of between two and six years. The market condition was met on June 10, 2015 and is therefore no longer applicable to any of the Awards. During the three months ended June 30, 2018, the Company revised its estimates for the amount of Awards that it expects will ultimately vest under the 2014 Program. As a result of this change in estimate, the Company recognized a reduction in share-based compensation expense of approximately $23.5 million for the three and six months ended June 30, 2018. As of June 30, 2018, there are approximately 2.6 million Awards outstanding under the 2014 Program. Each Award is equal to one ordinary share with the maximum value of each Award upon vesting subject to varying limitations.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Service cost	$5.1	$5.1	$10.1	$10.1
Interest cost	3.7	3.8	7.3	7.5
Expected return on plan assets	(3.7)	(3.6)	(7.3)	(7.1)
Amortization of prior service costs	0.1	—	0.2	0.1
Recognized net actuarial losses	—	0.2	0.1	0.4
Net periodic benefit cost	$5.2	$5.5	$10.4	$11.0
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2018 plan year. The Company expects to make total benefit payments of approximately $31.1 million from pension and other postretirement benefit plans in 2018. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $29.9 million in 2018.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$330.2	$292.1	$612.8
Restricted cash, included in prepaid expenses and other current assets	54.0	77.8	136.0
Cash, cash equivalents and restricted cash	$384.2	$369.9	$748.8
Inventories

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$906.2	$895.5
Work in process	384.2	384.7
Finished goods	1,270.6	1,262.5
Inventories	$2,561.0	$2,542.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Prepaid and other current assets

(In millions)	June 30, 2018	December 31, 2017
Prepaid expenses	$134.7	$119.8
Restricted cash	54.0	77.8
Available-for-sale fixed income securities	24.5	31.5
Fair value of financial instruments	24.5	88.9
Equity securities	35.5	79.1
Other current assets	315.2	369.0
Prepaid expenses and other current assets	$588.4	$766.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2018	December 31, 2017
Machinery and equipment	$2,384.2	$2,414.5
Buildings and improvements	1,172.5	1,191.7
Construction in progress	208.7	252.9
Land and improvements	139.6	143.1
Gross property, plant and equipment	3,905.0	4,002.2
Accumulated depreciation	1,718.8	1,663.1
Property, plant and equipment, net	$2,186.2	$2,339.1
Other assets

(In millions)	June 30, 2018	December 31, 2017
Equity method investments, clean energy investments	$193.2	$226.0
Other long-term assets	93.1	79.6
Other assets	$286.3	$305.6
Accounts payable

(In millions)	June 30, 2018	December 31, 2017
Trade accounts payable	$906.5	$976.0
Other payables	435.6	476.5
Accounts payable	$1,342.1	$1,452.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other current liabilities

(In millions)	June 30, 2018	December 31, 2017
Accrued sales allowances	$670.0	$818.0
Legal and professional accruals, including litigation accruals	135.1	241.1
Payroll and employee benefit liabilities	332.2	404.6
Contingent consideration	198.0	167.8
Accrued interest	88.4	42.3
Restructuring	88.8	91.5
Equity method investments, clean energy investments	58.1	56.7
Fair value of financial instruments	48.8	31.1
Other	452.9	1,111.4
Other current liabilities	$2,072.3	$2,964.5
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Fund (the “Fund”) pursuant to a law that became effective July 1, 2018. The Fund created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents first sold or distributed within, or into, New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017.
The Company accrues for contingent liabilities if it is probable that a liability has been incurred and the amount can be reasonably estimated. At this time, the Company is unable to reasonably estimate any amounts that may be owed under the Fund because the information necessary to make such a determination is not available.
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the U.S. Food and Drug Administration (“FDA”) (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated in the U.S. and also extends to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of June 30, 2018, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
Other long-term obligations

(In millions)	June 30, 2018	December 31, 2017
Employee benefit liabilities	$408.1	$408.2
Contingent consideration	235.0	285.9
Equity method investments, clean energy investments	200.0	171.8
Tax contingencies	164.0	237.7
Other	48.1	132.1
Other long-term obligations	$1,055.2	$1,235.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Equity Method Investments
The Company has five equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”) whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Total revenues	$119.2	$99.8	$248.2	$222.7
Gross loss	(11.0)	(3.7)	(18.7)	(6.4)
Operating and non-operating expense	5.0	4.6	10.6	10.4
Net loss	$(16.0)	$(8.3)	$(29.3)	$(16.8)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended June 30, 2018 and 2017, the Company recognized net losses from equity method investments of $22.9 million and $21.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized net losses from equity method investments of $46.0 million and $54.9 million, respectively, which were recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted earnings per ordinary share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Basic earnings (numerator):
Net earnings	$37.5	$297.0	$124.6	$363.4
Shares (denominator):
Weighted average ordinary shares outstanding	514.4	535.0	514.4	534.7
Basic earnings per ordinary share	$0.07	$0.56	$0.24	$0.68

Diluted earnings (numerator):
Net earnings	$37.5	$297.0	$124.6	$363.4
Shares (denominator):
Weighted average ordinary shares outstanding	514.4	535.0	514.4	534.7
Share-based awards	1.9	2.0	2.2	2.3
Total dilutive shares outstanding	516.3	537.0	516.6	537.0
Diluted earnings per ordinary share	$0.07	$0.55	$0.24	$0.68
Additional stock awards and restricted stock awards were outstanding during the three and six months ended June 30, 2018 and 2017, but were not included in the computation of diluted earnings per ordinary share for each respective period

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

because the effect would be anti-dilutive. Excluded shares at June 30, 2018 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 9.2 million shares and 8.7 million shares for the three and six months ended June 30, 2018, respectively and 8.8 million shares and 8.4 million shares for the three and six months ended June 30, 2017, respectively.

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2017:
Goodwill	$3,934.6	$4,967.1	$1,689.0	$10,590.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,549.6	4,967.1	1,689.0	10,205.7
Foreign currency translation	(22.8)	(229.3)	(73.0)	(325.1)
	$3,526.8	$4,737.8	$1,616.0	$9,880.6
Balance at June 30, 2018:
Goodwill	$3,911.8	$4,737.8	$1,616.0	$10,265.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,526.8	$4,737.8	$1,616.0	$9,880.6
Intangible assets consist of the following components at June 30, 2018 and December 31, 2017:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2018
Product rights, licenses and other (1)	15	$19,940.4	$6,502.8	$13,437.6
In-process research and development		715.2	—	715.2
		$20,655.6	$6,502.8	$14,152.8
December 31, 2017
Product rights, licenses and other (1)	15	$20,338.7	$5,906.1	$14,432.6
In-process research and development		813.2	—	813.2
		$21,151.9	$5,906.1	$15,245.8
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. As of June 30, 2018, the Company has an IPR&D asset of $347.2 million and a related contingent consideration liability of $340.8 million. The Company performed an analysis and valuation of the IPR&D asset and the fair value of the related contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the fair value of the IPR&D asset was substantially in excess of its carrying value, and the asset was not impaired at June 30, 2018. Additionally, fair value adjustments of $32.7 million and $30.0 million were recorded for the three and six months ended June 30, 2018, respectively, to reduce the contingent consideration liability. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.
During the three and six months ended June 30, 2018, the Company recognized impairment charges of $42.0 million and $72.0 million, respectively, which has been recorded as a component of amortization expense, for certain IPR&D assets acquired as part of the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC. The impairment charge consists of a $30.0 million impairment recognized during the three months ended March 31, 2018 which resulted from the Company’s updated estimate of the fair value of certain assets, which was based upon revised forecasts and future development plans. In addition, an impairment charge of $42.0 million was recognized during the three months ended June 30, 2018 which was primarily driven by the abandonment of a development project. The Company performed its annual impairment testing of the remaining IPR&D assets acquired as part of the Topicals Business acquisition during the three months ended June 30, 2018. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
The Company has performed its annual goodwill impairment test as of April 1, 2018 on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
As of the date of our annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.89 billion, North America Brands $0.66 billion, Europe $4.97 billion and Rest of World $1.80 billion. The fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $800 million or 6.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2017 annual impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2018, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 3.5%. A terminal value year was calculated with a 2% revenue growth rate applied. The discount rate utilized was 9.0% and the estimated tax rate was 24.0%. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 totaled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Intangible asset amortization expense	$387.4	$353.8	$779.7	$696.2
Intangible asset impairment charges	42.0	—	72.0	—
Total Intangible asset amortization expense (including impairment charges)	$429.4	$353.8	$851.7	$696.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible asset amortization expense over the remainder of 2018 and for the years ended December 31, 2019 through 2022 is estimated to be as follows:

(In millions)
2018	$713
2019	1,344
2020	1,188
2021	1,108
2022	1,040

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
Net Investment Hedges
The Company may hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries by either borrowing directly in foreign currencies and designating all or a portion of the foreign currency debt as a hedge of the applicable net investment position or entering into foreign currency swaps that are designated as hedges of net investments.
The Company has designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. Borrowings designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. In addition, the Company manages the related foreign exchange risk of the Euro borrowings not designated as net investment hedges through certain Euro denominated financial assets and forward currency swaps.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	June 30, 2018	December 31, 2017
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	—
Floating Rate Euro Notes due 2018	500.0	—	—
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€4,000.0	€2,354.0	€1,854.0
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
The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$16.2
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	63.4
Total		$—		$79.6

	Liability Derivatives
	June 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$6.0	Other current liabilities	$—
Foreign currency forward contracts	Other current liabilities	24.1	Other current liabilities	—
Total		$30.1		$—

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$24.5	Prepaid expenses and other current assets	$9.3
Total		$24.5		$9.3

	Liability Derivatives
	June 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$18.7	Other current liabilities	$31.1
Total		$18.7		$31.1
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Interest rate swaps	Interest expense	$(6.3)	$3.9	$(22.3)	$1.5
Total		$(6.3)	$3.9	$(22.3)	$1.5

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
2023 Senior Notes (3.125% coupon)	Interest expense	$6.3	$(3.9)	$22.3	$(1.5)
Total		$6.3	$(3.9)	$22.3	$(1.5)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign currency forward contracts	$(38.7)	$2.2	$(53.8)	$16.3
Interest rate swaps	—	0.6	—	1.3
Total	$(38.7)	$2.8	$(53.8)	$17.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Foreign currency borrowings and forward contracts	$119.0	$(121.2)	$59.8	$(131.1)
Total	$119.0	$(121.2)	$59.8	$(131.1)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2018	2017	2018	2017
Foreign currency forward contracts	Net sales	$2.4	$(0.6)	$7.2	$(5.8)
Interest rate swaps	Interest expense	(1.9)	(1.8)	(3.8)	(3.6)
Total		$0.5	$(2.4)	$3.4	$(9.4)

	Location of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$—	$4.4	$—	$3.6
Total		$—	$4.4	$—	$3.6
At June 30, 2018, the Company expects that approximately $47 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2018	2017	2018	2017
Foreign currency option and forward contracts	Other expense, net	$(16.4)	$(16.8)	$27.6	$(17.1)
Total		$(16.4)	$(16.8)	$27.6	$(17.1)
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
The Company recognized unrealized gains of $0.9 million and $5.6 million during the three months ended June 30, 2018 and June 30, 2017, respectively, and unrealized gains of $0.7 million and $14.4 million during the six months ended June 30, 2018 and June 30, 2017, respectively, attributable to the changes in fair value of equity securities.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$13.9	$—	$—	$13.9
Total cash equivalents	13.9	—	—	13.9
Equity securities:
Exchange traded funds	34.5	—	—	34.5
Marketable securities	1.0	—	—	1.0
Total equity securities	35.5	—	—	35.5
Available-for-sale fixed income investments:
Corporate bonds	—	10.5	—	10.5
U.S. Treasuries	—	8.4	—	8.4
Agency mortgage-backed securities	—	1.9	—	1.9
Asset backed securities	—	2.9	—	2.9
Other	—	0.8	—	0.8
Total available-for-sale fixed income investments	—	24.5	—	24.5
Foreign exchange derivative assets	—	24.5	—	24.5
Total assets at recurring fair value measurement	$49.4	$49.0	$—	$98.4
Financial Liabilities
Interest rate swap derivative liabilities	$—	$6.0	$—	$6.0
Foreign exchange derivative liabilities	—	42.8	—	42.8
Contingent consideration	—	—	433.0	433.0
Total liabilities at recurring fair value measurement	$—	$48.8	$433.0	$481.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$8.4	$—	$—	$8.4
Total cash equivalents	8.4	—	—	8.4
Equity securities:
Exchange traded funds	33.9	—	—	33.9
Marketable securities	45.2	—	—	45.2
Total equity securities	79.1	—	—	79.1
Available-for-sale fixed income investments:
Corporate bonds	—	16.5	—	16.5
U.S. Treasuries	—	7.4	—	7.4
Agency mortgage-backed securities	—	4.1	—	4.1
Asset backed securities	—	2.1	—	2.1
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	31.5	—	31.5
Foreign exchange derivative assets	—	72.7	—	72.7
Interest rate swap derivative assets	—	16.2	—	16.2
Total assets at recurring fair value measurement	$87.5	$120.4	$—	$207.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$31.1	$—	$31.1
Contingent consideration	—	—	453.7	453.7
Total liabilities at recurring fair value measurement	$—	$31.1	$453.7	$484.8
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila Specialties Private Limited (“Agila”), the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”) and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At June 30, 2018 and December 31, 2017, discount rates ranging from 2.1% to 10.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2017 to June 30, 2018 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2017	$167.8	$285.9	$453.7
Payments	(1.1)	—	(1.1)
Reclassifications	32.0	(32.0)	—
Accretion	—	10.1	10.1
Fair value adjustments (3)	(0.7)	(29.0)	(29.7)
Balance at June 30, 2018	$198.0	$235.0	$433.0
____________

(1)	Included in other current liabilities on the Condensed Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Condensed Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.
2018 Significant Changes to Contingent Consideration: During the three and six months ended June 30, 2018, the Company recorded fair value gains of $32.7 million and $30.0 million, respectively, related to the respiratory delivery platform contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Short-Term Borrowings

(In millions)	June 30, 2018	December 31, 2017
Commercial paper notes	$39.0	$—
Receivables Facility	185.9	45.0
Other	0.5	1.5
Short-term borrowings	$225.4	$46.5
In January 2018, the maturity of the Receivables Facility was extended to January 2019.
On July 27, 2018, the Company established an unsecured commercial paper program (the “Commercial Paper Program”) pursuant to which Mylan Inc. may issue short-term, unsecured commercial paper notes (the “CP Notes”) that are guaranteed by the Company pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), which replaced Mylan N.V.’s existing commercial paper program established June 8,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2017 (the “Existing Commercial Paper Program”) on substantially identical terms to the Existing Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the commercial paper notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The Company’s 2018 Revolving Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of June 30, 2018	June 30, 2018	December 31, 2017
Current portion of long-term debt:
2018 Senior Notes *	2.600%	$—	$649.9
2018 Floating Rate Euro Notes (a) **		584.2	600.2
2018 Senior Notes **	3.000%	—	499.8
2019 Senior Notes **	2.500%	549.8	—
Other		3.2	2.4
Deferred financing fees		(1.4)	(3.1)
Current portion of long-term debt		$1,135.8	$1,749.2

Non-current portion of long-term debt:
2016 Term Facility (b) **	3.469%	100.0	100.0
2019 Senior Notes **	2.500%	—	999.5
2019 Senior Notes *	2.550%	—	499.7
2020 Floating Rate Euro Notes (c) **		584.2	600.2
2020 Euro Senior Notes **	1.250%	874.1	897.6
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.4	2,248.2
2023 Senior Notes *	3.125%	743.2	765.4
2023 Senior Notes *	4.200%	498.9	498.8
2024 Euro Senior Notes **	2.250%	1,166.0	1,197.7
2025 Euro Senior Notes *	2.125%	582.9	—
2026 Senior Notes **	3.950%	2,235.7	2,235.0
2028 Euro Senior Notes **	3.125%	868.5	892.0
2028 Senior Notes *	4.550%	748.2	—
2043 Senior Notes *	5.400%	497.1	497.1
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.6	—
Other		5.7	6.3
Deferred financing fees		(80.2)	(71.9)
Long-term debt		$13,320.0	$12,865.3
____________

(a)	Instrument bears interest at a rate of three-month EURIBOR plus 0.870% per annum, reset quarterly.

(b)
The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings. At June 30, 2018, the weighted average interest rate of the 2016 Term Facility was approximately 3.469%.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 8 Debt in Mylan N.V.’s 2017 Form 10-K.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2016 Revolving Facility, 2018 Revolving Facility and 2016 Term Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent, pursuant to which the Company has outstanding $100.0 million in term loans (the “2016 Term Facility”) at June 30, 2018. On July 27, 2018, the Company entered into a revolving credit facility among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, which replaced the 2016 Revolving Facility on substantially identical terms to the 2016 Revolving Facility and pursuant to which Mylan Inc. may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2018 Revolving Facility”).
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
Following the acquisition of Meda AB (publ.) (“Meda”) (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into an amendment to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The 2018 Revolving Facility similarly provides for a leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at June 30, 2018 and expects to remain in compliance for the next twelve months.
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

(In millions)	Interest Rate	Principal Amount
2028 Senior Notes (1)	4.550%	$750.0
2048 Senior Notes (1)	5.200%	750.0
Total April 2018 Senior Notes		$1,500.0
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

May 2018 Euro Senior Notes Offering
On May 23, 2018, Mylan Inc., completed the offering of €500 million aggregate principal amount of its 2.125% Euro Senior Notes due 2025 (the “May 2018 Euro Senior Notes”). The May 2018 Euro Senior Notes were issued pursuant to an indenture dated May 23, 2018. The May 2018 Euro Senior Notes are guaranteed by Mylan N.V. and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the United States pursuant to Regulation S under the Securities Act. The May 2018 Euro Notes are redeemable, in whole or in part, at our option at any time prior to three months of the maturity date at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable Bund Rate plus an incremental spread of 0.30%, plus, in each case, accrued and unpaid interest.
On June 15, 2018, the Company redeemed the remaining $150 million outstanding principal amount of Mylan Inc.’s 2.550% Senior Notes due 2019 and $450 million of the outstanding $1.0 billion principal amount of Mylan N.V.’s 2.500% Senior Notes due 2019. The redemption of these notes was funded with the net proceeds from the May 2018 Euro Senior Notes offering.
Fair Value
At June 30, 2018 and December 31, 2017, the fair value of the Company’s 2.500% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043, 5.250% Senior Notes due 2046 and 5.200% Senior Notes due 2048 (collectively, the “Senior Notes”), 1.250% Euro Senior Notes due 2020, 2.250% Euro Senior Notes due in 2024, 2.125% Euro Senior Notes due in 2025, 3.125% Euro Senior Notes due in 2028, 2018 Floating Rate Euro Notes and 2020 Floating Rate Euro Notes (collectively, the “Euro Notes”) was approximately $14.4 billion and $14.9 billion, respectively. The fair values of the Senior Notes and Euro Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at June 30, 2018 and December 31, 2017.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2018 were as follows for each of the periods ending December 31:

(In millions)	Total
2018	$584
2019	650
2020	1,961
2021	2,250
2022	—
Thereafter	9,129
Total	$14,574

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	June 30, 2018	December 31, 2017
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$—	$10.1
Net unrecognized gains and prior service cost related to defined benefit plans, net of tax	4.3	6.0
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(63.0)	(3.7)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(180.0)	(239.8)
Foreign currency translation adjustment	(960.6)	(133.8)
	$(1,199.3)	$(361.2)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2018, net of tax			$(22.6)	$(299.0)	$(0.2)	$2.2	$128.1	$(191.5)
Other comprehensive (loss) earnings before reclassifications, before tax			(61.7)	119.1	0.3	2.7	(1,088.7)	(1,028.3)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.4)		(2.4)					(2.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						—		—
Net other comprehensive (loss) earnings, before tax			(62.2)	119.1	0.3	2.8	(1,088.7)	(1,028.7)
Income tax (benefit) provision			(21.8)	0.1	0.1	0.7	—	(20.9)
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(90.8)	59.9	(0.1)	(1.8)	(826.8)	(859.6)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(7.2)		(7.2)					(7.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.8	3.8					3.8
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(94.2)	59.9	(0.1)	(1.5)	(826.8)	(862.7)
Income tax (benefit) provision			(32.4)	0.1	—	0.2	—	(32.1)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2017, net of tax			$(17.3)	$(11.3)	$19.4	$(0.3)	$(1,803.5)	$(1,813.0)
Other comprehensive (loss) earnings before reclassifications, before tax			(1.1)	(121.2)	4.7	0.9	974.7	858.0
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	0.6		0.6					0.6
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						0.2		0.2
Net other comprehensive earnings (loss), before tax			1.3	(121.2)	4.7	1.1	974.7	860.6
Income tax provision			1.1	—	1.7	0.3	—	3.1
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive earnings (loss) before reclassifications, before tax			24.3	(131.1)	12.4	0.8	1,408.9	1,315.3
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	5.8		5.8					5.8
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial gain included in SG&A						0.4		0.4
Net other comprehensive earnings (loss), before tax			33.7	(131.1)	12.4	1.3	1,408.9	1,325.2
Income tax provision			12.2	—	4.6	0.3	—	17.1
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2018 and 2017 is as follows:

(In millions)	Total
December 31, 2017	$13,307.6
Net earnings	124.6
Other comprehensive loss, net of tax	(830.6)
Stock option activity	13.7
Ordinary share repurchase	(432.0)
Share-based compensation expense	20.6
Issuance of restricted stock, net of shares withheld	(8.0)
Cumulative effect of the adoption of new accounting standards	12.8
June 30, 2018	$12,208.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2016	$11,116.2	$1.4	$11,117.6
Net earnings	363.4	—	363.4
Other comprehensive earnings, net of tax	1,308.1	—	1,308.1
Stock option activity	8.9	—	8.9
Share-based compensation expense	42.0	—	42.0
Issuance of restricted stock, net of shares withheld	(5.7)	—	(5.7)
Other	—	(1.4)	(1.4)
June 30, 2017	$12,832.9	$—	$12,832.9

15.	Segment Information
Mylan reports segment information on a geographic basis. This approach reflects the company’s focus on bringing its broad and diversified portfolio of generic, branded generic, brand-name and over-the-counter products to people in markets everywhere. Our North America segment comprises our operations in the U.S. and Canada. Our Europe segment comprises our operations in more than 35 countries, including France, Italy, Germany, the U.K. and Spain. Our Rest of World segment reflects our operations in more than 120 countries, including Japan, Australia, China, Brazil, Russia, India, South Africa and certain markets in the Middle East and Southeast Asia.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, including certain special items, net charges for litigation settlements and other contingencies, amortization of intangible assets, impairment charges and other expenses not directly attributable to the segments are reported separately or outside of segment profitability. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company has revised segment profitability for Rest of World to conform with the current presentation by reclassifying approximately $88.1 million and $78.2 million of net gains to litigation settlements and other contingencies for the three and six month periods ended June 30, 2017, respectively. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
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

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2018
Net sales	$1,000.8	$990.6	$764.1	$—	$2,755.5
Other revenue	42.5	2.9	7.4	—	52.8
Intersegment revenue	23.7	25.4	103.1	(152.2)	—
Total	$1,067.0	$1,018.9	$874.6	$(152.2)	$2,808.3

Segment profitability	$375.4	$238.1	$174.0	$—	$787.5

Intangible asset amortization expense					(387.4)
Intangible asset impairment charges					(42.0)
Globally managed research and development costs					(74.8)
Corporate costs and special items					(150.8)
Litigation settlements & other contingencies					46.4
Earnings from operations					$178.9

Six Months Ended June 30, 2018
Net sales	$1,986.1	$2,029.0	$1,390.8	$—	$5,405.9
Other revenue	63.6	12.4	10.9	—	86.9
Intersegment revenue	36.0	51.0	189.8	(276.8)	—
Total	$2,085.7	$2,092.4	$1,591.5	$(276.8)	$5,492.8

Segment profitability	$835.3	$496.3	$280.6	$—	$1,612.2

Intangible asset amortization expense					(779.7)
Intangible asset impairment charges					(72.0)
Globally managed research and development costs					(151.7)
Corporate costs and special items					(304.4)
Litigation settlements & other contingencies					30.2
Earnings from operations					$334.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2017
Net sales	$1,279.6	$954.3	$692.6	$—	$2,926.5
Other revenue	23.9	9.4	2.4	—	35.7
Intersegment revenue	31.9	82.6	88.6	(203.1)	—
Total	$1,335.4	$1,046.3	$783.6	$(203.1)	$2,962.2

Segment profitability	$645.0	$252.7	$138.5	$—	$1,036.2

Intangible asset amortization expense					(353.8)
Globally managed research and development costs					(78.3)
Corporate costs and special items					(180.3)
Litigation settlements & other contingencies					50.0
Earnings from operations					$473.8

Six Months Ended June 30, 2017
Net sales	$2,494.5	$1,846.3	$1,273.1	$—	$5,613.9
Other revenue	47.3	16.1	4.4	—	67.8
Intersegment revenue	45.0	125.5	187.7	(358.2)	—
Total	$2,586.8	$1,987.9	$1,465.2	$(358.2)	$5,681.7

Segment profitability	$1,234.7	$486.5	$225.0	$—	$1,946.2

Intangible asset amortization expense					(696.2)
Globally managed research and development costs					(192.2)
Corporate costs and special items					(397.3)
Litigation settlements & other contingencies					41.0
Earnings from operations					$701.5

16.	Subsidiary Guarantors
The following tables present condensed consolidating financial information for (a) Mylan N.V., the issuer of the 2.500% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 (collectively, the “Mylan N.V. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan Inc.; (b) Mylan Inc., the issuer of the 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 (collectively, the “Mylan Inc. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan N.V.; and (c) all other subsidiaries of the Company on a combined basis, none of which guarantee the Mylan N.V. Senior Notes or guarantee the Mylan Inc. Senior Notes (“Non-Guarantor Subsidiaries”). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
The following financial information presents the unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2018 and 2017, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and six months ended June 30, 2018 and 2017, the unaudited Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017 and the unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has revised its condensed consolidating balance sheet as previously presented in the 2017 Form 10-K to appropriately present intercompany activity relating to certain subsidiaries which were included in the Mylan Inc. column. The Company overstated the line items investment in subsidiaries and total equity within the Mylan Inc. column with a corresponding offset to the elimination column. Specifically, the balance sheet caption investment in subsidiaries has been revised from the previously reported amount of $15.3 billion as of December 31, 2017 to $13.7 billion with an offset to total equity. There is no impact to the consolidated financial statements of Mylan N.V. as previously filed in the 2017 Form 10-K.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,755.5	$—	$2,755.5
Other revenues	—	—	—	52.8	—	52.8
Total revenues	—	—	—	2,808.3	—	2,808.3
Cost of sales	—	—	—	1,845.8	—	1,845.8
Gross profit	—	—	—	962.5	—	962.5
Operating expenses:
Research and development	—	—	—	206.7	—	206.7
Selling, general and administrative	9.7	119.4	—	494.2	—	623.3
Litigation settlements and other contingencies, net	—	—	—	(46.4)	—	(46.4)
Total operating expenses	9.7	119.4	—	654.5	—	783.6
(Loss) earnings from operations	(9.7)	(119.4)	—	308.0	—	178.9
Interest expense	88.6	41.1	—	9.5	—	139.2
Other (income) expense, net	(49.6)	(68.3)	—	138.9	—	21.0
(Loss) earnings before income taxes	(48.7)	(92.2)	—	159.6	—	18.7
Income tax (benefit) provision	(8.0)	13.1	—	(23.9)	—	(18.8)
Earnings of equity interest subsidiaries	78.2	82.2	—	—	(160.4)	—
Net earnings (loss)	$37.5	$(23.1)	$—	$183.5	$(160.4)	$37.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$5,405.9	$—	$5,405.9
Other revenues	—	—	—	86.9	—	86.9
Total revenues	—	—	—	5,492.8	—	5,492.8
Cost of sales	—	—	—	3,546.0	—	3,546.0
Gross profit	—	—	—	1,946.8	—	1,946.8
Operating expenses:
Research and development	—	—	—	411.6	—	411.6
Selling, general and administrative	19.5	250.1	—	961.2	—	1,230.8
Litigation settlements and other contingencies, net	—	7.0	—	(37.2)	—	(30.2)
Total operating expenses	19.5	257.1	—	1,335.6	—	1,612.2
(Loss) earnings from operations	(19.5)	(257.1)	—	611.2	—	334.6
Interest expense	182.1	68.0	—	20.8	—	270.9
Other (income) expense, net	(163.6)	(126.0)	—	324.1	—	34.5
(Loss) earnings before income taxes	(38.0)	(199.1)	—	266.3	—	29.2
Income tax benefit	(15.3)	(4.6)	—	(75.5)	—	(95.4)
Earnings of equity interest subsidiaries	147.3	73.9	—	—	(221.2)	—
Net earnings (loss)	$124.6	$(120.6)	$—	$341.8	$(221.2)	$124.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,926.5	$—	$2,926.5
Other revenues	—	—	—	35.7	—	35.7
Total revenues	—	—	—	2,962.2	—	2,962.2
Cost of sales	—	—	—	1,736.8	—	1,736.8
Gross profit	—	—	—	1,225.4	—	1,225.4
Operating expenses:
Research and development	—	—	—	181.1	—	181.1
Selling, general and administrative	13.3	136.8	—	470.4	—	620.5
Litigation settlements and other contingencies, net	—	—	—	(50.0)	—	(50.0)
Total operating expenses	13.3	136.8	—	601.5	—	751.6
(Loss) earnings from operations	(13.3)	(136.8)	—	623.9	—	473.8
Interest expense	94.7	25.7	—	15.9	—	136.3
Other (income) expense, net	(113.5)	(59.5)	—	185.8	—	12.8
Earnings (loss) before income taxes	5.5	(103.0)	—	422.2	—	324.7
Income tax provision	0.6	2.5	—	24.6	—	27.7
Earnings of equity interest subsidiaries	292.1	444.9	—	—	(737.0)	—
Net earnings	$297.0	$339.4	$—	$397.6	$(737.0)	$297.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$5,613.9	$—	$5,613.9
Other revenues	—	—	—	67.8	—	67.8
Total revenues	—	—	—	5,681.7	—	5,681.7
Cost of sales	—	—	—	3,371.3	—	3,371.3
Gross profit	—	—	—	2,310.4	—	2,310.4
Operating expenses:
Research and development	—	—	—	398.6	—	398.6
Selling, general and administrative	25.9	293.3	—	932.1	—	1,251.3
Litigation settlements and other contingencies, net	—	—	—	(41.0)	—	(41.0)
Total operating expenses	25.9	293.3	—	1,289.7	—	1,608.9
(Loss) earnings from operations	(25.9)	(293.3)	—	1,020.7	—	701.5
Interest expense	192.3	51.1	—	31.1	—	274.5
Other (income) expense, net	(209.0)	(116.8)	—	356.5	—	30.7
(Loss) earnings before income taxes	(9.2)	(227.6)	—	633.1	—	396.3
Income tax (benefit) provision	(1.0)	5.7	—	28.2	—	32.9
Earnings of equity interest subsidiaries	371.6	658.9	—	—	(1,030.5)	—
Net earnings	$363.4	$425.6	$—	$604.9	$(1,030.5)	$363.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$37.5	$(23.1)	$—	$183.5	$(160.4)	$37.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,088.7)	—	—	(1,088.7)	1,088.7	(1,088.7)
Change in unrecognized gain and prior service cost related to defined benefit plans	2.8	—	—	2.8	(2.8)	2.8
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(62.2)	1.9	—	(64.1)	62.2	(62.2)
Net unrecognized gain on derivatives in net investment hedging relationships	119.1	0.6	—	—	(0.6)	119.1
Net unrealized gain (loss) on marketable securities	0.3	0.6	—	(0.3)	(0.3)	0.3
Other comprehensive (loss) earnings, before tax	(1,028.7)	3.1	—	(1,150.3)	1,147.2	(1,028.7)
Income tax benefit	(20.9)	(0.4)	—	(20.5)	20.9	(20.9)
Other comprehensive (loss) earnings, net of tax	(1,007.8)	3.5	—	(1,129.8)	1,126.3	(1,007.8)
Comprehensive loss	$(970.3)	$(19.6)	$—	$(946.3)	$965.9	$(970.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$124.6	$(120.6)	$—	$341.8	$(221.2)	$124.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(826.8)	—	—	(826.8)	826.8	(826.8)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(1.5)	0.1	—	(1.6)	1.5	(1.5)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(94.2)	3.8	—	(98.0)	94.2	(94.2)
Net unrecognized gain on derivatives in net investment hedging relationships	59.9	0.6	—	—	(0.6)	59.9
Net unrealized loss on marketable securities	(0.1)	—	—	(0.1)	0.1	(0.1)
Other comprehensive (loss) earnings, before tax	(862.7)	4.5	—	(926.5)	922.0	(862.7)
Income tax benefit	(32.1)	(0.8)	—	(31.3)	32.1	(32.1)
Other comprehensive (loss) earnings, net of tax	(830.6)	5.3	—	(895.2)	889.9	(830.6)
Comprehensive loss	$(706.0)	$(115.3)	$—	$(553.4)	$668.7	$(706.0)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$297.0	$339.4	$—	$397.6	$(737.0)	$297.0
Other comprehensive earnings, before tax:
Foreign currency translation adjustment	974.7	—	—	974.7	(974.7)	974.7
Change in unrecognized gain and prior service cost related to defined benefit plans	1.1	0.1	—	1.0	(1.1)	1.1
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	1.3	1.8	—	(0.5)	(1.3)	1.3
Net unrealized loss on derivatives in net investment hedging relationships	(121.2)	—	—	—	—	(121.2)
Net unrealized gain (loss) on marketable securities	4.7	4.8	—	(0.1)	(4.7)	4.7
Other comprehensive earnings, before tax	860.6	6.7	—	975.1	(981.8)	860.6
Income tax provision (benefit)	3.1	(2.4)	—	5.5	(3.1)	3.1
Other comprehensive earnings, net of tax	857.5	9.1	—	969.6	(978.7)	857.5
Comprehensive earnings	$1,154.5	$348.5	$—	$1,367.2	$(1,715.7)	$1,154.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$363.4	$425.6	$—	$604.9	$(1,030.5)	$363.4
Other comprehensive earnings, before tax:
Foreign currency translation adjustment	1,408.9	—	—	1,408.9	(1,408.9)	1,408.9
Change in unrecognized gain and prior service cost related to defined benefit plans	1.3	0.2	—	0.9	(1.1)	1.3
Net unrecognized gain on derivatives in cash flow hedging relationships	33.7	3.6	—	30.1	(33.7)	33.7
Net unrealized loss on derivatives in net investment hedging relationships	(131.1)	—	—	—	—	(131.1)
Net unrealized gain (loss) on marketable securities	12.4	12.6	—	(0.2)	(12.4)	12.4
Other comprehensive earnings, before tax	1,325.2	16.4	—	1,439.7	(1,456.1)	1,325.2
Income tax provision (benefit)	17.1	(6.0)	—	22.8	(16.8)	17.1
Other comprehensive earnings, net of tax	1,308.1	22.4	—	1,416.9	(1,439.3)	1,308.1
Comprehensive earnings	$1,671.5	$448.0	$—	$2,021.8	$(2,469.8)	$1,671.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$0.2	$6.0	$—	$324.0	$—	$330.2
Accounts receivable, net	—	8.6	—	2,809.6	—	2,818.2
Inventories	—	—	—	2,561.0	—	2,561.0
Intercompany receivables	346.5	508.8	—	12,116.6	(12,971.9)	—
Prepaid expenses and other current assets	13.5	65.5	—	509.4	—	588.4
Total current assets	360.2	588.9	—	18,320.6	(12,971.9)	6,297.8
Property, plant and equipment, net	—	272.7	—	1,913.5	—	2,186.2
Investments in subsidiaries	19,021.8	12,878.1	—	—	(31,899.9)	—
Intercompany notes and interest receivable	6,680.9	10,498.8	—	2,707.2	(19,886.9)	—
Intangible assets, net	—	—	—	14,152.8	—	14,152.8
Goodwill	—	17.1	—	9,863.5	—	9,880.6
Other assets	4.4	51.9	—	697.8	—	754.1
Total assets	$26,067.3	$24,307.5	$—	$47,655.4	$(64,758.7)	$33,271.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$61.0	$—	$1,281.1	$—	$1,342.1
Short-term borrowings	39.0	—	—	186.4	—	225.4
Income taxes payable	—	—	—	26.7	—	26.7
Current portion of long-term debt and other long-term obligations	1,132.6	0.1	—	64.0	—	1,196.7
Intercompany payables	847.9	12,124.0	—	—	(12,971.9)	—
Other current liabilities	51.3	243.0	—	1,778.0	—	2,072.3
Total current liabilities	2,070.8	12,428.1	—	3,336.2	(12,971.9)	4,863.2
Long-term debt	9,528.4	3,785.9	—	5.7	—	13,320.0
Intercompany notes payable	2,259.4	2,769.7	—	14,857.8	(19,886.9)	—
Other long-term obligations	—	50.6	—	2,829.0	—	2,879.6
Total liabilities	13,858.6	19,034.3	—	21,028.7	(32,858.8)	21,062.8

Total equity	12,208.7	5,273.2	—	26,626.7	(31,899.9)	12,208.7

Total liabilities and equity	$26,067.3	$24,307.5	$—	$47,655.4	$(64,758.7)	$33,271.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$—	$291.9	$—	$292.1
Accounts receivable, net	—	1.0	—	3,611.4	—	3,612.4
Inventories	—	—	—	2,542.7	—	2,542.7
Intercompany receivables	317.2	462.1	—	11,828.5	(12,607.8)	—
Prepaid expenses and other current assets	5.6	171.1	—	589.4	—	766.1
Total current assets	322.8	634.4	—	18,863.9	(12,607.8)	7,213.3
Property, plant and equipment, net	—	294.1	—	2,045.0	—	2,339.1
Investments in subsidiaries	19,736.5	13,683.3	—	—	(33,419.8)	—
Intercompany notes and interest receivable	7,822.6	10,271.2	—	2,186.3	(20,280.1)	—
Intangible assets, net	—	—	—	15,245.8	—	15,245.8
Goodwill	—	17.1	—	10,188.6	—	10,205.7
Other assets	4.9	56.5	—	741.0	—	802.4
Total assets	$27,886.8	$24,956.6	$—	$49,270.6	$(66,307.7)	$35,806.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$45.3	$—	$1,407.2	$—	$1,452.5
Short-term borrowings	—	—	—	46.5	—	46.5
Income taxes payable	—	—	—	112.9	—	112.9
Current portion of long-term debt and other long-term obligations	1,097.8	649.1	—	62.0	—	1,808.9
Intercompany payables	664.7	11,911.5	—	31.6	(12,607.8)	—
Other current liabilities	35.5	397.0	—	2,532.0	—	2,964.5
Total current liabilities	1,798.0	13,002.9	—	4,192.2	(12,607.8)	6,385.3
Long-term debt	10,614.3	2,244.5	—	6.5	—	12,865.3
Intercompany notes payable	2,166.9	3,312.7	—	14,800.5	(20,280.1)	—
Other long-term obligations	—	57.3	—	3,190.8	—	3,248.1
Total liabilities	14,579.2	18,617.4	—	22,190.0	(32,887.9)	22,498.7

Total equity	13,307.6	6,339.2	—	27,080.6	(33,419.8)	13,307.6

Total liabilities and equity	$27,886.8	$24,956.6	$—	$49,270.6	$(66,307.7)	$35,806.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(111.4)	$(644.2)	$—	$1,807.6	$—	$1,052.0
Cash flows from investing activities:
Capital expenditures	—	(11.2)	—	(64.7)	—	(75.9)
Purchase of available for sale securities and other investments	—	—	—	(44.4)	—	(44.4)
Proceeds from the sale of marketable securities	—	36.3	—	29.0	—	65.3
Cash paid for acquisitions, net	—	—	—	(63.3)	—	(63.3)
Investments in affiliates	—	(13.2)	—	—	13.2	—
Dividends from affiliates	61.0	—	—	—	(61.0)	—
Loans to affiliates	(434.7)	—	—	(3,739.1)	4,173.8	—
Repayments of loans from affiliates	1,689.0	—	—	2,867.3	(4,556.3)	—
Payments for product rights and other, net	—	(0.3)	—	(614.1)	—	(614.4)
Net cash provided by (used in) investing activities	1,315.3	11.6	—	(1,629.3)	(430.3)	(732.7)
Cash flows from financing activities:
Payments of financing fees	—	(18.3)	—	(0.1)	—	(18.4)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	39.0	—	—	140.0	—	179.0
Proceeds from issuance of long-term debt	496.5	2,079.2	—	1.5	—	2,577.2
Payments of long-term debt	(1,446.5)	(1,150.0)	—	(2.1)	—	(2,598.6)
Proceeds from exercise of stock options	13.7	—	—	—	—	13.7
Taxes paid related to net share settlement of equity awards	(10.1)	—	—	—	—	(10.1)
Contingent consideration payments	—	—	—	(0.2)	—	(0.2)
Capital contribution from affiliates	—	—	—	13.2	(13.2)	—
Capital payments to affiliates	—	—	—	(61.0)	61.0	—
Payments on borrowings from affiliates	(1,173.7)	(2,772.6)	—	(610.0)	4,556.3	—
Proceeds from borrowings from affiliates	1,309.4	2,476.5	—	387.9	(4,173.8)	—
Other items, net	—	—	—	(0.5)	—	(0.5)
Net cash (used in) provided by financing activities	(1,203.7)	614.8	—	(131.3)	430.3	(289.9)
Effect on cash of changes in exchange rates	—	—	—	(15.1)	—	(15.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	0.2	(17.8)	—	31.9	—	14.3
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$0.2	$6.0	$—	$378.0	$—	$384.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(190.0)	$(235.4)	$—	$1,446.1	$—	$1,020.7
Cash flows from investing activities:
Capital expenditures	—	(26.6)	—	(82.7)	—	(109.3)
Purchase of available for sale securities and other investments	—	—	—	(6.2)	—	(6.2)
Proceeds from the sale of assets	—	—	—	31.1	—	31.1
Proceeds from the sale of marketable securities	—	—	—	6.2	—	6.2
Cash paid for acquisitions, net	(71.6)	—	—	—	—	(71.6)
Investments in affiliates	—	(16.0)	—	—	16.0	—
Dividends from affiliates	106.4	—	—	—	(106.4)	—
Loans to affiliates	(119.2)	(224.4)	—	(1,734.1)	2,077.7	—
Repayments of loans from affiliates	1,051.2	0.3	—	533.2	(1,584.7)	—
Payments for product rights and other, net	—	(0.2)	—	(478.8)	—	(479.0)
Net cash provided by (used in) investing activities	966.8	(266.9)	—	(1,731.3)	402.6	(628.8)
Cash flows from financing activities:
Payments of financing fees	(8.1)	—	—	—	—	(8.1)
Change in short-term borrowings, net	—	—	—	(42.7)	—	(42.7)
Proceeds from issuance of long-term debt	554.5	—	—	1.2	—	555.7
Payments of long-term debt	(1,325.0)	—	—	(1.6)	—	(1,326.6)
Proceeds from exercise of stock options	8.9	—	—	—	—	8.9
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(10.1)	—	(10.1)
Capital contribution from affiliates	—	—	—	16.0	(16.0)	—
Capital payments to affiliates	—	—	—	(106.4)	106.4	—
Payments on borrowings from affiliates	—	(1,254.0)	—	(330.7)	1,584.7	—
Proceeds from borrowings from affiliates	—	1,753.1	—	324.6	(2,077.7)	—
Other items, net	—	(7.3)	—	6.8	—	(0.5)
Net cash (used in) provided by financing activities	(777.1)	491.8	—	(142.9)	(402.6)	(830.8)
Effect on cash of changes in exchange rates	—	—	—	40.7	—	40.7
Net decrease in cash, cash equivalents and restricted cash	(0.3)	(10.5)	—	(387.4)	—	(398.2)
Cash, cash equivalents and restricted cash — beginning of period	0.3	85.4	—	1,061.3	—	1,147.0
Cash, cash equivalents and restricted cash — end of period	$—	$74.9	$—	$673.9	$—	$748.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	June 30, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$0.2	$6.0	$—	$324.0	$—	$330.2
Restricted cash, included in prepaid expenses and other current assets	—	—	—	54.0	—	54.0
Cash, cash equivalents and restricted cash	$0.2	$6.0	$—	$378.0	$—	$384.2

	December 31, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$0.2	$—	$291.9	$—	$292.1
Restricted cash, included in prepaid expenses and other current assets	—	23.6	—	54.2	—	77.8
Cash, cash equivalents and restricted cash	$—	$23.8	$—	$346.1	$—	$369.9

	June 30, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1.8	$—	$611.0	$—	$612.8
Restricted cash, included in prepaid expenses and other current assets	—	73.1	—	62.9	—	136.0
Cash, cash equivalents and restricted cash	$—	$74.9	$—	$673.9	$—	$748.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. The continued restructuring actions are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $500.0 million and $600.0 million, inclusive of all restructuring charges incurred through June 30, 2018. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2017 to June 30, 2018:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2017:	$92.9	$14.1	$107.0
Charges (1)	15.1	30.3	45.4
Cash payment	(28.7)	(2.8)	(31.5)
Utilization	—	(30.8)	(30.8)
Foreign currency translation	0.6	—	0.6
Balance at March 31, 2018:	$79.9	$10.8	$90.7
Charges (1)	35.1	41.0	76.1
Cash payment	(31.1)	(8.2)	(39.3)
Utilization	—	(28.0)	(28.0)
Foreign currency translation	(2.7)	(0.6)	(3.3)
Balance at June 30, 2018:	$81.2	$15.0	$96.2
____________

(1)
For the three months ended June 30, 2018, total restructuring charges in North America, Europe, and Rest of World were approximately $42.0 million, $30.6 million, and $3.5 million, respectively. For the six months ended June 30, 2018, total restructuring charges in North America, Europe, Rest of World and corporate were approximately $58.4 million, $51.4 million, $10.7 million and $1.0 million, respectively.

At June 30, 2018 and December 31, 2017, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for contingent consideration amounts recorded. Our potential maximum development milestones not accrued for at June 30, 2018 totaled approximately $795 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions. We estimate the amounts that may be paid through the end of 2018 to be approximately $90 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
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
The Tax Act also puts in place new tax laws that impact our taxable income beginning in 2018, which include, but are not limited to (1) creating a Base Erosion Anti-Abuse Tax (“BEAT”), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries (the “participation exemption”), (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders and a deduction generally equal to 50 percent of GILTI (37.5 percent for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) the repeal of the domestic manufacturing deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.
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
To the extent that the accounting for certain income tax effects of the Tax Act is incomplete, a company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. The Company recorded a provisional net tax charge of $128.6 million related to the Tax Act in the year ended December 31, 2017. This net charge primarily consisted of a net expense of $15.0 million due to the remeasurement of our net deferred tax accounts to reflect the U.S. federal corporate income tax rate reduction to 21% and a net expense for the transition tax of $113.6 million. While we were able to make a reasonable estimate of the impact of the reduction in corporate tax rate, we are continuing to analyze the temporary differences that existed on the date of enactment.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $113.6 million which the Company expects to elect to pay, net of certain tax attributes and credit carryforwards, over eight years beginning in 2018. This amount is presented in other long-term liabilities in the Condensed Consolidated Balance Sheets. However, we are awaiting further interpretative guidance, along with continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.
During the six months ended June 30, 2018, there were no changes to provisional amounts recorded during the year ended December 31, 2017.
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
Tax Examinations
The Company is subject to income taxes and tax audits in many jurisdictions. A certain degree of estimation is thus required in recording the assets and liabilities related to income taxes. Tax audits and examinations can involve complex issues, interpretations, and judgments and the resolution of matters that may span multiple years, particularly if subject to litigation or negotiation.
Although the Company believes that adequate provisions have been made for these uncertain tax positions, the Company’s assessment of uncertain tax positions is based on estimates and assumptions that the Company believes are reasonable but the estimates for unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variations from such estimates could materially affect the Company’s financial condition, results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”), which allows Mylan to work collaboratively with the IRS to identify and review tax matters on an ongoing basis. The years 2015, 2016 and 2017 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and trial has tentatively been scheduled for December 2018. On February 27, 2015, Mylan N.V. acquired Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (collectively, the “EPD Business Acquisition”). In connection with the EPD Business Acquisition, we entered into intercompany transactions with our affiliates that affect our U.S. tax liability. Mylan N.V. is not incorporated in the U.S. and expects to be treated as a non-U.S. corporation for U.S. federal income tax purposes. As part of our ongoing participation and cooperation in the CAP, we have received and responded to various IRS requests for information about, among other matters, the EPD Business Acquisition, including the interest rates used for intercompany loans and our status as a non-U.S. corporation for U.S. federal income tax purposes. As previously disclosed, the IRS may challenge our positions on the EPD Business Acquisition. If the IRS chooses to challenge our positions, and if the IRS succeeds, a successful challenge may have a material effect on our U.S. tax liability beginning February 27, 2015.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s major state taxing jurisdictions remain open from fiscal year 2008 through 2017, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2011 through 2017, some of which are indemnified by Strides Arcolab for tax assessments.
Tax Court Proceeding
The Company's U.S. federal income tax returns for 2007 through 2011 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether the proceeds received by the Company in connection with the 2008 sale of its rights in nebivolol constituted a capital gain or ordinary income. The Company and the IRS filed a joint stipulation of settled issues with the Tax Court that resolved all issues in this dispute and the Tax Court issued the final order closing the case during the three months ended March 31, 2018.
Accounting for Uncertainty in Income Taxes
During the six months ended June 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $85.3 million, which resulted in a net benefit to the income tax provision of approximately $52.3 million.

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
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million in an antitrust case brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001. The Court entered final judgment on August 30, 2017 in the amount of approximately $67.0 million (not including post-judgment interest and fees and costs). Mylan filed a notice of appeal on September 15, 2017 with the United States Court of Appeals for the District of Columbia Circuit. This matter has been resolved by way of settlement. Mylan and its co-defendants have moved

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

to dismiss the appeal and vacate the judgment. The Company paid approximately $29.0 million during 2018 and the remaining accrual for this matter at June 30, 2018 is approximately $5.5 million. The remaining accrual was paid in July 2018.
The Company maintains a surety bond underwritten by a third-party insurance company in the amount of $66.6 million which will be released.
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
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. In the second quarter, the Company paid approximately $23.5 million, and at June 30, 2018, the Company has accrued approximately $42.2 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. These amounts are expected to be paid to Merck KGaA in 2018.
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
On July 10, 2015, the Louisiana Attorney General filed in the 19th Judicial District Court in Louisiana a petition against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On December 8, 2016, Mylan’s peremptory exceptions of no cause of action with respect to the supplemental and amended petition were granted in their entirety and with prejudice. The State of Louisiana appealed this decision. The First Circuit Court of Appeal subsequently returned the case to the District Court with instructions to include certain decretal language in order to make the District Court’s decision final and appealable.
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA and is still pending. MPI has since been included as an additional party.
The Company believes that it has strong defenses to these remaining cases. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company has a total accrual of approximately $16.0 million related to this matter at June 30, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent direct and indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 related to Actos® and Actoplus Met®. Mylan’s motion to dismiss the indirect purchasers’ complaint was granted and no appeal was filed as to Mylan. Following the appellate decision relating to other defendants, the direct purchasers filed an amended complaint against Mylan and the other manufacturers. Mylan’s motion to dismiss the amended complaint is pending.
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
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, after the actions were consolidated, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the Plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which is currently pending. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.

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
The Company has a total accrual of approximately $10.0 million related to this matter at June 30, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter. The Company believes that it has strong

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Mylan has been named, along with numerous other manufacturers, distributors, and/or individual healthcare professionals, in certain civil lawsuits brought by plaintiffs, including local governmental entities, generally asserting statutory and/or common law claims arising from the manufacture, distribution, marketing, and promotion of purported prescription opioids. The lawsuits seek damages, including punitive and/or exemplary damages, injunctive relief, attorneys’ fees and costs, and other relief. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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
On May 10, 2018, a subsidiary of Mylan N.V. received a civil investigative demand from the Civil Division of the DOJ seeking information relating to the pricing and sale of its generic drug products.
The Company is fully cooperating with the DOJ.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Civil Litigation
The Company, along with other manufacturers, has been named as a defendant in putative class action lawsuits filed in 2016 and 2017 generally alleging anticompetitive conduct with respect to doxycycline hyclate (regular and delayed release), digoxin, divalproex, levothyroxine, propranolol, clomipramine, albuterol, benazepril and amitriptyline products (as well as a number of non-Mylan products). The lawsuits have been filed by putative classes of direct purchasers, indirect purchasers and indirect resellers and allege harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment. These lawsuits have been consolidated in an MDL proceeding in the EDPA. The Court has sequenced these lawsuits into three separate product groups. Defendants’ filed motions to dismiss complaints in the first product group and decisions are pending. On January 22, 2018, three direct purchaser retailers filed a complaint against Mylan and other manufacturers asserting similar allegations with respect to the products identified above, as well as doxycycline monohydrate, glipizide-metformin, and verapamil (as well as other non-Mylan products). Subsequently, putative classes of direct purchasers, indirect purchasers, and indirect resellers filed complaints against Mylan and other manufacturers alleging harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment and asserting similar allegations with respect to a number of products, including Mylan’s doxycycline products, glipizide-metformin, and verapamil (as well as other non-Mylan products). These complaints also name Mylan’s President as a defendant and include allegations against him with respect to doxycycline hyclate delayed release. On June 27, 2018, a healthcare facility filed a putative class action complaint against Mylan and other defendants alleging anticompetitive conduct with respect to albuterol products. On August 3, 2018 a complaint was filed by a plaintiff claiming to be a direct and indirect purchaser against Mylan and other defendants alleging anti-competitive conduct with respect to certain of the products identified above as well as pravastatin. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, Doxycycline Hyclate Delayed Release. The complaint was subsequently amended to add certain attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On October 31, 2017, attorneys general of forty-five states, the District of Columbia and the Commonwealth of Puerto Rico filed a motion for leave to file a consolidated amended complaint (“proposed amended complaint”) against various drug manufacturers, including Mylan. The proposed amended complaint was permitted and was filed on June 18, 2018 and included two additional states. Mylan is alleged to have engaged in anticompetitive conduct with respect to Doxycycline Hyclate Delayed Release, Doxycycline Monohydrate, Glipizide-Metformin, and Verapamil. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including Mylan’s President, with respect to Doxycycline Hyclate Delayed Release. The allegations in the amended complaint are similar to those in the previously filed complaints. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined Generics [U.K.] Limited

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the European Court of Justice. The United Kingdom applied and was granted permission to intervene in this proceeding. The Company has accrued approximately €7.4 million as of June 30, 2018 and December 31, 2017, respectively, related to this matter. Generics [U.K.] Limited has received notices from European NHS Departments and health insurers stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment dismissing Generics [U.K.] Limited’s claims against Merck KGaA and ordered Generics [U.K.] Limited to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. Generics [U.K.] Limited has appealed this decision, which remains pending. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, Generics [U.K.] Limited, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which has been accrued for as of June 30, 2018. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the European Court of Justice (“CJEU”). The CJEU is seeking written observations from Generics [U.K.] Limited.
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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $9.1 million and $8.4 million at June 30, 2018 and December 31, 2017, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
On October 19, 2017, Teva Pharmaceutical Industries Ltd. (“Teva”) commenced an action with the Irish High Court against Mylan Teoranta alleging that Mylan’s glatiramer acetate 40mg/mL product, which is manufactured in Ireland, approved by the FDA and is currently being sold in the U.S., infringes two European patents, EP (IE) 2 949 335 and EP (IE) 3 050 556. Teva subsequently dropped its infringement allegation related to the EP (IE) 3 050 556 patent. Teva is seeking damages and/or an account of profits from Mylan for the alleged infringement. Teva has also requested the Irish High Court to enjoin Mylan Teoranta from making, offering, putting on the market and/or using its glatiramer acetate 40mg/mL product in Ireland pending final determination of the action. On June 5, 2018, the Irish High Court refused Teva’s request for an injunction pending final determination. Teva is appealing the decision.
On June 4, 2018, the FDA approved Mylan’s Fulphila® (pegfilgrastim-jmdb), a biosimilar to Neulasta® (pegfilgrastim), co-developed with Biocon. In July 2018, Mylan began selling Fulphila®. On September 22, 2017, Amgen Inc. and Amgen Manufacturing Limited (“Amgen”) sued Mylan Inc., Mylan N.V., Mylan GMBH, and MPI in the Western District of Pennsylvania asserting that Mylan’s Fulphila® infringes U.S. patent numbers 8,273,707 and 9,643,997. Amgen is seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. No trial date is currently scheduled.
With respect to the Copaxone 40mg and Fulfila® litigations, the Company believes that the asserted patents are invalid and that its products do not infringe.
The Company has used its business judgment in connection with the decision to launch the 40mg/mL glatiramer acetate and Fulphila® products and has also used its business judgment in certain other situations to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. An adverse decision could have an adverse effect that is material to our business, financial condition, results of operations, cash flows and/or ordinary share price.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $4.6 million accrued related to these various other legal proceedings at June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended (the “2017 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2018, and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our products; any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market, including, but not limited to, where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our manufacturing facilities, supply chain or inventory or our ability to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our financial condition, results of operations, and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2017 Form 10-K, and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

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
Financial Summary
The tables below are a summary of the Company’s financial results for the three and six months ended June 30, 2018 compared to the prior year periods:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2018	2017	Change	% Change
Total revenues	$2,808.3	$2,962.2	$(153.9)	(5)%
Gross profit	962.5	1,225.4	(262.9)	(21)%
Earnings from operations	178.9	473.8	(294.9)	(62)%
Net earnings	37.5	297.0	(259.5)	(87)%
Diluted earnings per ordinary share	$0.07	$0.55	$(0.48)	(87)%

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2018	2017	Change	% Change
Total revenues	$5,492.8	$5,681.7	$(188.9)	(3)%
Gross profit	1,946.8	2,310.4	(363.6)	(16)%
Earnings from operations	334.6	701.5	(366.9)	(52)%
Net earnings	124.6	363.4	(238.8)	(66)%
Diluted earnings per ordinary share	$0.24	$0.68	$(0.44)	(65)%
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
Recent Developments
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. During the three and six months ended June 30, 2018, the Company recorded pre-tax charges of $76.1 million and $121.5 million, respectively. Included within the charges during the six months ended June 30, 2018 were $28.3 million for non-cash asset impairment charges with the remaining charges primarily related to severance and employee benefits. The continued restructuring actions are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $500.0 million and $600.0 million, inclusive of all restructuring charges incurred through the second quarter of 2018. In addition, as a result of the restructuring activities that have been undertaken to date, management believes the potential annual savings will be between approximately $400.0 million and $475.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
Mylan is committed to maintaining the highest quality manufacturing standards at its facilities around the world. In support of this commitment, Mylan’s plants are regularly inspected by health authorities to ensure compliance for the various markets we serve. The U.S. Food and Drug Administration (“FDA”) recently completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. The Company has submitted a comprehensive response to the FDA and committed to a robust improvement plan. In addition, the Company has recognized that the industry dynamics and regulatory expectations have continued to evolve. Based upon these factors and the Company’s commitment, during the second quarter of 2018, the Company commenced a restructuring and remediation program at the Morgantown manufacturing facility. The program, which includes a reduction of the workforce and the discontinuation of a number of products, is aimed at reducing complexity at the facility. These actions have had a significantly negative impact on production levels, product supply and operations. Also, the Company has incurred significant expenses for incremental manufacturing variances, site remediation and restructuring charges. The Company expects that remediation activities, lower production levels, the negative impact on operations and related expenses to continue through the end of 2018.
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” net sales and total revenues. These measures provide information on the change in net sales and total revenues assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our net sales and total revenues performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason. The following table compares net sales on an actual and constant currency basis for each reportable segment for the three and six months ended June 30, 2018 and 2017 as well as for total revenues.
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Fund (the “Fund”). The Fund created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017.
The Company accrues for contingent liabilities if it is probable that a liability has been incurred and the amount can be reasonably estimated. At this time, the Company is unable to estimate amounts which will be owed under the Fund for 2017 or 2018 because the information necessary to determine our share of the assessment is not yet available.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
(In millions)	2018	2017	% Change	2018 Currency Impact (1)	2018 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,000.8	$1,279.6	(22)%	$(2.7)	$998.1	(22)%
Europe	990.6	954.3	4%	(68.4)	922.2	(3)%
Rest of World	764.1	692.6	10%	6.6	770.7	11%
Total net sales	2,755.5	2,926.5	(6)%	$(64.5)	$2,691.0	(8)%

Other revenues (3)	52.8	35.7	48%	(1.0)	51.8	45%
Consolidated total revenues (4)	$2,808.3	$2,962.2	(5)%	$(65.5)	$2,742.8	(7)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2018 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended June 30, 2018, other revenues in North America, Europe, and Rest of World were approximately $42.5 million, $2.9 million, and $7.4 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.81 billion, compared to $2.96 billion for the comparable prior year period, representing a decrease of $153.9 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.76 billion, compared to $2.93 billion for the comparable prior year period, representing a decrease of $171.0 million, or 6%. Other revenues for the current quarter were $52.8 million, compared to $35.7 million for the comparable prior year period, an increase of $17.1 million. The increase in other revenues was primarily the result of consideration received from a license of intellectual property during the current quarter.
The decrease in total revenues included lower net sales in the North America segment of 22%. This decrease was partially offset by net sales increases in the Europe segment of 4%, and in the Rest of World segment of 10%. The overall decrease in total revenues was primarily driven by a decrease in net sales from existing products. Net sales from existing products, partially offset by new product launches, decreased on a constant currency basis by approximately $222.0 million primarily as a result of lower volumes, and to a lesser extent, pricing. Net sales were also negatively impacted by approximately $12.9 million due to the adoption of new accounting standards. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, which was partially offset by the unfavorable impact from changes in the Indian Rupee. The favorable impact of foreign currency translation on current quarter total revenues was approximately $65.5 million, resulting in a decrease in constant currency total revenues of approximately $219.4 million, or 7%.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 22% and 24% for the three months ended June 30, 2018 and 2017, respectively.
Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended June 30, 2018 and 2017 and the net change period over period:
North America Segment
Net sales from North America decreased by $278.8 million or 22% during the three months ended June 30, 2018 when compared to the prior year period. This decrease was due primarily to significantly lower volumes on existing products, including EpiPen, partially offset by new product sales. The decline in volumes was primarily driven by the timing of purchases of our products by customers and actions associated with the restructuring and remediation program at the Morgantown manufacturing facility, including the discontinuation of a number of products and the significantly negative impact on production levels, product supply and operations. Pricing also declined slightly when compared to the prior year. In addition, net sales were negatively impacted by approximately $24.9 million related to the implementation of new accounting standards. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $36.3 million or 4% during the three months ended June 30, 2018 when compared to the prior year period. This increase was primarily the result of the favorable impact of foreign currency translation of approximately $68.4 million, or 7% within Europe. Pricing and volumes slightly declined and were partially offset by new product sales. Constant currency net sales decreased by approximately $32.1 million, or 3% when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $71.5 million, or 10% during the three months ended June 30, 2018 when compared to the prior year period. This increase was primarily the result of new product sales, partially offset by lower pricing. The increase in net sales as a result of new products was primarily due to new product sales from the Company’s anti-retroviral therapy franchise. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $6.6 million, or 1% during the three months ended June 30, 2018. Constant currency net sales increased by approximately $78.1 million, or 11%.

Cost of Sales and Gross Profit
Cost of sales increased from $1.74 billion for the three months ended June 30, 2017 to $1.85 billion for the three months ended June 30, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2018 was $962.5 million and gross margins were 34%. For the three months ended June 30, 2017, gross profit was $1.23 billion and gross margins were 41%. Gross margins were negatively impacted by approximately 275 basis points related to the incremental amortization from product acquisitions and in-process research and development (“IPR&D”) impairment charges. Gross margins were also negatively affected by approximately 300 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current quarter principally as a result of the activities at the Company’s Morgantown facility. In addition, gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America. The unfavorable impact of these items were partially offset by the impact from new product sales. Adjusted gross margins were approximately 53% for the three months ended June 30, 2018, compared to approximately 54% for the three months ended June 30, 2017.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is as follows:

	Three Months Ended
	June 30,
(In millions)	2018	2017
U.S. GAAP cost of sales	$1,845.8	$1,736.8
Deduct:
Purchase accounting amortization and other related items	(427.4)	(350.2)
Restructuring and related costs	(41.0)	(3.4)
Acquisition related items	(0.8)	(1.4)
Other special items	(64.0)	(14.6)
Adjusted cost of sales	$1,312.6	$1,367.2

Adjusted gross profit (a)	$1,495.7	$1,595.0

Adjusted gross margin (a)	53%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended June 30, 2018 was $206.7 million, compared to $181.1 million for the comparable prior year period, an increase of $25.6 million. This increase was primarily due to R&D expense of approximately $30.5 million related to licensing agreements for products in development. Partially offsetting this increase were lower expenses due to the reprioritization of global programs.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $623.3 million, compared to $620.5 million for the comparable prior year period, an increase of $2.8 million. The increase is due to an increase in bad debt expense of approximately $28.5 million primarily related to a special business interruption event for one customer and slightly higher employee benefit costs. These increases were partially offset by ongoing integration activities and reduced share-based compensation expense of approximately $19.0 million primarily due to a revision in the estimated amount of performance based awards that are expected to vest under the Company’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) that resulted in the Company recognizing a reduction in share-based compensation expense of approximately $23.5 million in the current quarter. In addition, the Company experienced lower restructuring, acquisition-related and promotional expenses in the current quarter when compared to the prior year period.
Litigation Settlements and Other Contingencies, Net
During the three months ended June 30, 2018 and 2017, the Company recorded a gain, net of $46.4 million and $50.0 million, respectively. During the three months ended June 30, 2018, the Company recorded a gain of approximately $32.7 million for a fair value adjustment related to the contingent consideration for the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The fair value adjustment was the result of changes to assumptions relating to the timing of product launch along with other competitive and market factors. In addition, the Company recognized a gain in the current quarter of approximately $14.7 million related to a favorable litigation settlement. The net gain in the prior year period was primarily related to a fair value adjustment of approximately $88.1 million related to the contingent consideration for the respiratory delivery platform. This gain was partially offset by litigation accruals of approximately $38.3 million primarily related to the modafinil and EpiPen® Auto-Injector litigation matters.
Interest Expense
Interest expense for the three months ended June 30, 2018 totaled $139.2 million, compared to $136.3 million for the three months ended June 30, 2017, an increase of $2.9 million. The increase in the current quarter is due to additional interest expense incurred between the issuance of long-term debt in May 2018 and the debt redemption payments in June 2018.
Other Expense, Net
Other expense, net, was $21.0 million for the three months ended June 30, 2018, compared to $12.8 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses, interest, and other investment gains and losses. Other expense, net was comprised of the following for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended
	June 30,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$22.9	$21.7
Foreign exchange gains, net	(2.0)	(7.8)
Other losses/(gains), net	0.1	(1.1)
Other expense, net	$21.0	$12.8
Income Tax (Benefit) Provision
For the three months ended June 30, 2018, the Company recognized an income tax benefit of $18.8 million, compared to an income tax provision of $27.7 million for the comparable prior year period. During the three months ended June 30, 2018, income tax benefits of approximately $31.0 million were recognized upon revaluations of certain deferred tax items upon statutory rate changes in certain non-U.S. jurisdictions. Partially offsetting this benefit was a net increase in the reserve for uncertain tax benefits of approximately $11.0 million. The effective tax rate for the three months ended June 30, 2018 versus the comparable prior year period was also impacted by the changing mix of income earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
(In millions)	2018	2017	% Change	2018 Currency Impact (1)	2018 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,986.1	$2,494.5	(20)%	$(5.8)	$1,980.3	(21)%
Europe	2,029.0	1,846.3	10%	(201.2)	1,827.8	(1)%
Rest of World	1,390.8	1,273.1	9%	(21.6)	1,369.2	8%
Total net sales	5,405.9	5,613.9	(4)%	(228.6)	5,177.3	(8)%

Other revenues (3)	86.9	67.8	28%	(2.9)	84.0	24%
Consolidated total revenues (4)	$5,492.8	$5,681.7	(3)%	$(231.5)	$5,261.3	(7)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2018 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the six months ended June 30, 2018, other revenues in North America, Europe, and Rest of World were approximately $63.6 million, $12.4 million, and $10.9 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the six months ended June 30, 2018, Mylan reported total revenues of $5.49 billion, compared to $5.68 billion for the comparable prior year period, representing a decrease of $188.9 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2018 were $5.41 billion, compared to $5.61 billion for the comparable prior year period, representing a decrease of $208.0 million, or 4%. Other revenues for the six months ended June 30, 2018 were $86.9 million, compared to $67.8 million for the comparable prior year period. The increase in other revenues was primarily the result of consideration received from a license of intellectual property during the current year period.
The decrease in total revenues included lower net sales in the North America segment of 20%. This decrease was partially offset by increased net sales in the Europe segment of 10%, and in the Rest of World segment of 9%. The overall decrease in total revenues was primarily driven by a decrease in net sales from existing products. Net sales from existing products, partially offset by new product sales, decreased on a constant currency basis by approximately $411.4 million primarily as a result of lower volumes, and to a lesser extent, pricing. Net sales were also negatively impacted by approximately $25.1 million due to the adoption of new accounting standards. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, the United Kingdom, Japan, and Australia. The favorable impact of foreign currency translation on current year total revenues was approximately $231.5 million. On a constant currency basis, the decline in total revenues for the six months ended June 30, 2018 was approximately $420.4 million, or 7%.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 19% and 22% for the six months ended June 30, 2018 and 2017, respectively.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the six months ended June 30, 2018 and 2017 and the net change period over period:
North America Segment
Net sales from North America decreased by $508.4 million or 20% during the six months ended June 30, 2018 when compared to the prior year period. This decrease was due primarily to significantly lower volumes on existing products, including EpiPen, partially offset by new product sales. The decline in volumes was primarily driven by the timing of purchases of our products by customers and actions associated with the restructuring program at the Morgantown manufacturing facility, including the discontinuation of a number of products and the significantly negative impact on production levels, product supply, and operations. Pricing also declined slightly when compared to the prior year. In addition, net sales were negatively impacted by $48.7 million related to the implementation of new accounting standards. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $182.7 million or 10% during the six months ended June 30, 2018 when compared to the prior year period. This increase was primarily the result of the favorable impact of foreign currency translation of approximately $201.2 million or 11% within Europe. Pricing and volumes both declined slightly and were partially offset by new product sales. Constant currency net sales decreased by approximately $18.5 million or 1% when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $117.7 million or 9% during the six months ended June 30, 2018 when compared to the prior year period. This increase was primarily the result of new product sales. The increase in net sales as a result of new products was primarily due to new product sales from the Company’s anti-retroviral therapy franchise. This increase was partially offset by lower pricing and volumes on existing products. Overall, net sales from Rest of World were favorably impacted by the effect of foreign currency translation of approximately $21.6 million, or 2%. Constant currency net sales increased by approximately $96.1 million or 8% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales increased from $3.37 billion for the six months ended June 30, 2017 to $3.55 billion for the six months ended June 30, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the six months ended June 30, 2018 was $1.95 billion and gross margins were 35%. For the six months ended June 30, 2017, gross profit was $2.31 billion and gross margins were 41%. Gross margins were negatively impacted by approximately 280 basis points related to the incremental amortization from product acquisitions and IPR&D impairment charges. Gross margins were also negatively affected by approximately 150 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current period principally as a result of the activities at the Company’s Morgantown facility. In addition, gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America. The unfavorable impact of these items were partially offset by the impact from new product sales. Adjusted gross margins were approximately 53% for the six months ended June 30, 2018, compared to approximately 54% for the six months ended June 30, 2017.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is as follows:

	Six Months Ended
	June 30,
(In millions)	2018	2017
U.S. GAAP cost of sales	$3,546.0	$3,371.3
Deduct:
Purchase accounting amortization and other related items	(848.3)	(693.5)
Acquisition related items	(1.0)	(2.1)
Restructuring and related costs	(45.4)	(16.3)
Other special items	(74.0)	(26.9)
Adjusted cost of sales	$2,577.3	$2,632.5

Adjusted gross profit (a)	$2,915.5	$3,049.2

Adjusted gross margin (a)	53%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2018 was $411.6 million, compared to $398.6 million for the comparable prior year period, an increase of $13.0 million. The increase was due primarily to expenses related to non-refundable, upfront payments for licensing arrangements for products under development, which during the six months ended June 30, 2018 totaled approximately $78.7 million. During the six months ended June 30, 2017, the Company entered into a joint development and marketing agreement for a respiratory product resulting in approximately $50.0 million in R&D expense. Partially offsetting this increase were lower expenses due to the reprioritization of global programs.

Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2018 was $1.23 billion, compared to $1.25 billion for the comparable prior year period, a decrease of $20.5 million. The decrease is primarily due to ongoing integration activities, lower acquisition-related costs of approximately $30.4 million, reduced share-based compensation expense of approximately $20.3 million primarily due to a revision in the estimated amount of performance based awards that are expected to vest under the Company’s 2014 Program that resulted in the Company recognizing a reduction in share-based compensation expense of approximately $23.5 million in the current period, as well as lower promotional expenses. These decreases were partially offset by an increase in bad debt expense of approximately $23.3 million primarily related to a special business interruption event for one customer and slightly higher employee benefit costs.
Litigation Settlements and Other Contingencies, Net
During the six months ended June 30, 2018 and 2017, the Company recorded a net gain of $30.2 million and $41.0 million, respectively, for litigation settlements and other contingencies. During the six months ended June 30, 2018, the Company recognized a gain of approximately $14.7 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $13.3 million, primarily related to an anti-trust matter and a patent infringement matter. In addition, the Company recognized a net gain of $30.0 million for a fair value adjustment of the respiratory delivery platform contingent consideration. The fair value adjustment was the net result of changes to assumptions relating to the timing of product launch along with other competitive and market factors. During the six months ended June 30, 2017, the Company recorded a gain of approximately $88.1 million for a fair value adjustment related to the contingent consideration for the respiratory delivery platform. Offsetting this gain, were litigation accruals of approximately $37.3 million primarily related to the modafinil and EpiPen® Auto-Injector litigation matters and a fair value loss of $9.9 million related to the contingent consideration related to the acquisition of certain female healthcare businesses from Famy Care Limited.
Interest Expense
Interest expense for the six months ended June 30, 2018 totaled $270.9 million, compared to $274.5 million for the six months ended June 30, 2017, a decrease of $3.6 million. The decrease in the current year is primarily due to slightly lower average long-term debt balances during the six months ended June 30, 2018 as compared to the prior year period.
Other Expense, Net
Other expense, net, was $34.5 million for the six months ended June 30, 2018, compared to $30.7 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$46.0	$54.9
Foreign exchange gains, net	(17.6)	(16.6)
Other losses/(gains), net	6.1	(7.6)
Other expense, net	$34.5	$30.7
Income Tax (Benefit) Provision
For the six months ended June 30, 2018, the Company recognized an income tax benefit of $95.4 million, compared to an income tax provision of $32.9 million for the comparable prior year period. During the six months ended June 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million. Partially offsetting this benefit was an increase in the reserve for uncertain tax benefits of approximately $16.0 million for certain other matters. Additionally, during the six months ended June 30, 2018, income tax benefits of approximately $30.0 million were recognized upon revaluations of certain deferred tax items upon statutory rate changes in certain non-U.S. jurisdictions. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates, and changes in valuation allowances applied to certain tax attributes.
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

•
Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, asset write-downs, or liability adjustments; and

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2018		2017		2018		2017
U.S. GAAP net earnings and U.S. GAAP EPS	$37.5	$0.07	$297.0	$0.55	$124.6	$0.24	$363.4	$0.68
Purchase accounting related amortization (primarily included in cost of sales) (a)	430.3		355.0		853.7		704.2
Litigation settlements and other contingencies, net	(46.4)		(50.0)		(30.2)		(41.0)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	9.2		13.6		18.9		26.9
Clean energy investments pre-tax loss	23.0		21.7		46.0		44.0
Acquisition related costs (primarily included in SG&A and cost of sales) (b)	10.2		19.0		12.5		45.0
Restructuring related costs (c)	76.1		16.2		121.5		39.3
Other special items included in:
Cost of sales (d)	64.0		14.6		74.0		26.9
Research and development expense (e)	50.5		9.7		97.1		74.8
Selling, general and administrative expense (f)	32.1		2.8		33.9		8.7
Other expense, net (g)	6.8		(0.2)		24.2		7.8
Tax effect of the above items and other income tax related items	(141.8)		(109.5)		(329.1)		(210.3)
Adjusted net earnings and adjusted EPS	$551.5	$1.07	$589.9	$1.10	$1,047.1	$2.03	$1,089.7	$2.03
Weighted average diluted ordinary shares outstanding	516.3		537.0		516.6		537.0
____________
Significant items for the three and six months ended June 30, 2018 include the following:

(a)
The increase in purchase accounting related amortization is primarily due to the increase in amortization expense as a result of the full impact of certain product rights acquisitions which occurred in 2017, the current year impact of the 2018 product rights acquisitions and the IPR&D impairment charges of $42.0 million and $72.0 million during the three and six months ended June 30, 2018, respectively.

(b)	Acquisition related costs incurred in 2017 and through the six months ended June 30, 2018 consist primarily of integration activities.

(c)
For the three months ended June 30, 2018, approximately $41.0 million is included in cost of sales, $11.8 million is included in R&D, and $23.6 million is included in SG&A. For the six months ended June 30, 2018, approximately $45.4 million is included in cost of sales, $16.7 million is included in R&D, and $59.7 million is included in SG&A. Refer to Note 17 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)
The three and six months ended June 30, 2018 increase relates primarily to approximately $56.0 million of certain incremental manufacturing variances and site remediation expenses as a result of the activities at the Company’s Morgantown facility.

(e)
R&D expense for the three months ended June 30, 2018 includes two non-refundable upfront payments totaling approximately $30.5 million for development agreements entered into during the quarter, and the remaining expense relates to on-going collaboration agreements, including Momenta. For the six months ended June 30, 2018, R&D expense includes $73.5 million related to four non-refundable upfront payments for development agreements entered into during the current period. The remaining expense relates to the on-going collaboration agreements, including Momenta. R&D expense for the three months ended June 30, 2017 includes $8.7 million related to Momenta collaboration expense. For the six months ended June 30, 2017, R&D expense includes an upfront expense of approximately $50.0 million related to a joint development and marketing agreement for a respiratory product, $14.5 million related to Momenta collaboration expense, and other similar smaller agreements.

(f)	Increase for the three and six months ended June 30, 2018 primarily related to bad debt expense of approximately $26.5 million related to a special business interruption event for one customer.

(g)	Primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.
Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operations, which was $1.05 billion for the six months ended June 30, 2018. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $31.3 million to $1.05 billion for the six months ended June 30, 2018, as compared to net cash provided by operating activities of $1.02 billion for the six months ended June 30, 2017. Net cash provided by operating activities is derived by net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in net cash provided by operating activities was principally due to the following:

•
net earnings decreased $238.8 million primarily as a result of an increase in non-cash expenses of $334.2 million. The increase in non-cash expenses was primarily due to increased depreciation and amortization of $163.7 million, a net decrease in the deferred tax benefit of $64.6 million and a net increase in other non-cash items of $117.1 million. Net earnings, when adjusted for the net increase in non-cash expenses, increased by approximately $95.4 million;

•	a net decrease in the amount of cash used through changes in accounts payable of $165.6 million as a result of the timing of cash payments; and

•	a net increase in the amount of cash provided by accounts receivable of $76.7 million, reflecting the timing of sales and cash collections.

These items were partially offset by the following:

•	a net increase in the amount of cash used through changes in income taxes of $84.9 million as a result of the level and timing of estimated tax payments made during the current period;

•	a net increase of $140.8 million in the amount of cash used through changes in inventory balances; and

•	a net increase in cash used through other operating assets and liabilities, net of $80.7 million.
Investing Activities
Net cash used in investing activities was $732.7 million for the six months ended June 30, 2018, as compared to $628.8 million for the six months ended June 30, 2017, a net increase of $103.9 million.
In 2018, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $63.3 million related to deferred non-contingent purchase price payments for the acquisition of Apicore, Inc.;

•
payments for product rights and other, net totaling approximately $614.4 million, which included payments of approximately $575.0 million related to commercialized product rights, primarily related to Betadine in certain European markets and other products in certain rest of world markets; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $75.9 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2018 calendar year are expected to be approximately $300 million to $400 million.

In 2017, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $71.6 million related to the Company’s acquisition of Meda AB (publ.);

•
payments for product rights and other, net totaled approximately $479.0 million, which included a payment of $50 million related to the acquisition of intellectual property rights for the Cold-EEZE® brand cold remedy line, a payment of $128.0 million related to the acquisition of additional intellectual property rights and marketing authorizations and a payment of $277.9 million related to the acquisition of a portfolio of generic product rights in the United States;

•	proceeds from the sale of certain European assets for approximately $31.1 million; and

•	capital expenditures, primarily for equipment and facilities, totaled approximately $109.3 million.
Financing Activities
Net cash used in financing activities was $289.9 million for the six months ended June 30, 2018, compared to net cash used in financing activities of $830.8 million for the six months ended June 30, 2017, a net decrease of $540.9 million.

In 2018, significant items in financing activities included the following:

•
the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program. The Company did not repurchase any ordinary shares in the first quarter of 2017;

•
long-term debt proceeds of approximately $2.58 billion primarily related to borrowings of approximately $498.4 million under the 2016 Revolving Facility, proceeds from the April 2018 Senior Notes offering of approximately $1.50 billion, and proceeds from the May 2018 Euro Senior Notes offering of approximately €500.0 million;

•
long-term debt payments of approximately $2.60 billion consisting primarily of repayments of borrowings of approximately $498.0 million under the 2016 Revolving Facility, redemptions of $1.50 billion principal amount of senior notes in connection with the April 2018 Senior Notes offering and redemptions of $600.0 million principal amount of senior notes in connection with the May 2018 Euro Senior Notes offering; and

•	a net increase in short-term borrowings of $179.0 million.
In 2017, significant items in financing activities included the following:

•	proceeds of €500 million related to the issuance of the 2020 Floating Rate Euro Notes;

•	a voluntary prepayment of $1.33 billion of the $2.0 billion in U.S Dollar term loans; and

•	net repayments of short-term borrowings of $42.7 million.
Capital Resources
Our cash and cash equivalents totaled $330.2 million at June 30, 2018, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility, including the Commercial Paper Program, and the Receivables Facility (as defined below) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”). In January 2018, the maturity of the Receivables Facility was extended to January 2019. From time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of June 30, 2018, the Company had $185.9 million outstanding under the Receivables Facility.
At June 30, 2018, our long-term debt, including the current portion, totaled $14.46 billion, as compared to $14.61 billion at December 31, 2017. Total long-term debt is calculated net of deferred financing fees which was $81.6 million and $75.0 million at June 30, 2018 and December 31, 2017, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.

Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2018 was as follows for each of the periods ending December 31:
The Company’s term credit facility dated as of November 22, 2016 (as amended, supplemented or otherwise modified from time to time, the “2016 Term Facility”), among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and the Company’s revolving credit facility dated as of July 27, 2018 (as amended, supplemented or otherwise modified from time to time, the “2018 Revolving Facility”), among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
Following the acquisition of Meda AB (publ.) (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into an amendment to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The 2018 Revolving Facility similaarly provides for a leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at June 30, 2018 and expects to remain in compliance for the next twelve months.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition contingent consideration. Our potential maximum development milestones not accrued for at June 30, 2018 totaled approximately $795 million, which includes the new agreements entered into during 2018. We estimate that the amounts that may be paid through the end of 2018 to be approximately $90 million. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. These sales based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $433.0 million at June 30, 2018. In addition, the Company expects to incur approximately $20 million to $25 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2018.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $58 million accrued for legal contingencies at June 30, 2018.
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
On July 30, 2018, the Company entered into an agreement to purchase the worldwide rights to a commercialized product for approximately $463.0 million. The Company expects to close the transaction in the second half of 2018 and to pay approximately $240.0 million in 2018.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.2
Indenture, dated as of May 23, 2018, among Mylan Inc., Mylan N.V., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 23, 2018, and incorporated herein by reference.

10.1
Registration Rights Agreement, dated as of April 9, 2018, among Mylan Inc., Mylan N.V., as guarantor, and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the Notes, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 9, 2018, and incorporated herein by reference.

10.2
Revolving Credit Agreement, dated as of July 27, 2018, among Mylan Inc., as borrower, Mylan N.V., as a guarantor, the other guarantors party thereto, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on July 30, 2018, and incorporated herein by reference.

10.3	Form of Dealer Agreement among Mylan N.V., Mylan Inc. and the Dealer thereto, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 30, 2018, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 8, 2018

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
August 8, 2018