Form 10-Q
period 2018-09-30
Mylan N.V.
filed 2018-11-06
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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
As of October 31, 2018, there were 515,631,491 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2018

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Net sales	$2,827.3	$2,956.3	$8,233.2	$8,570.2
Other revenues	35.1	30.8	122.0	98.6
Total revenues	2,862.4	2,987.1	8,355.2	8,668.8
Cost of sales	1,823.2	1,809.0	5,369.2	5,180.3
Gross profit	1,039.2	1,178.1	2,986.0	3,488.5
Operating expenses:
Research and development	144.1	182.3	555.7	580.9
Selling, general and administrative	577.3	664.1	1,808.1	1,915.4
Litigation settlements and other contingencies, net	(20.4)	15.2	(50.6)	(25.8)
Total operating expenses	701.0	861.6	2,313.2	2,470.5
Earnings from operations	338.2	316.5	672.8	1,018.0
Interest expense	136.2	131.8	407.1	406.3
Other expense, net	9.8	5.1	44.3	35.8
Earnings before income taxes	192.2	179.6	221.4	575.9
Income tax provision (benefit)	15.5	91.3	(79.9)	124.2
Net earnings	$176.7	$88.3	$301.3	$451.7
Earnings per ordinary share:
Basic	$0.34	$0.17	$0.59	$0.84
Diluted	$0.34	$0.16	$0.58	$0.84
Weighted average ordinary shares outstanding:
Basic	514.5	535.2	514.4	534.9
Diluted	516.5	537.0	516.5	537.0

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$176.7	$88.3	$301.3	$451.7
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(270.8)	423.0	(1,097.6)	1,831.9
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(6.8)	1.1	(8.3)	2.4
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(51.9)	(4.5)	(146.1)	29.2
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	18.8	(72.1)	78.7	(203.2)
Net unrealized (loss) gain on marketable securities	—	(8.9)	(0.1)	3.5
Other comprehensive (loss) earnings, before tax	(310.7)	338.6	(1,173.4)	1,663.8
Income tax (benefit) provision	(19.1)	(5.8)	(51.2)	11.3
Other comprehensive (loss) earnings, net of tax	(291.6)	344.4	(1,122.2)	1,652.5
Comprehensive (loss) earnings	$(114.9)	$432.7	$(820.9)	$2,104.2

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Assets
Current assets:
Cash and cash equivalents	$449.2	$292.1
Accounts receivable, net	2,948.7	3,612.4
Inventories	2,560.6	2,542.7
Prepaid expenses and other current assets	583.2	766.1
Total current assets	6,541.7	7,213.3
Property, plant and equipment, net	2,119.6	2,339.1
Intangible assets, net	14,239.0	15,245.8
Goodwill	9,796.6	10,205.7
Deferred income tax benefit	514.0	496.8
Other assets	244.7	305.6
Total assets	$33,455.6	$35,806.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,401.1	$1,452.5
Short-term borrowings	0.4	46.5
Income taxes payable	75.7	112.9
Current portion of long-term debt and other long-term obligations	1,176.4	1,808.9
Other current liabilities	2,528.4	2,964.5
Total current liabilities	5,182.0	6,385.3
Long-term debt	13,291.4	12,865.3
Deferred income tax liability	1,764.4	2,012.4
Other long-term obligations	1,151.6	1,235.7
Total liabilities	21,389.4	22,498.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 539,104,104 and 537,902,426 as of September 30, 2018 and December 31, 2017	6.0	6.0
Additional paid-in capital	8,585.0	8,586.0
Retained earnings	5,965.8	5,644.5
Accumulated other comprehensive loss	(1,490.9)	(361.2)
	13,065.9	13,875.3
Less: Treasury stock — at cost
Ordinary shares: 23,490,867 and 13,695,251 as of September 30, 2018 and December 31, 2017	999.7	567.7
Total equity	12,066.2	13,307.6
Total liabilities and equity	$33,455.6	$35,806.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$301.3	$451.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,501.0	1,279.8
Share-based compensation (income) expense	(8.6)	64.2
Deferred income tax (benefit) expense	(149.9)	17.4
Loss from equity method investments	58.6	77.2
Other non-cash items	238.3	265.4
Litigation settlements and other contingencies, net	(40.9)	(45.2)
Changes in operating assets and liabilities:
Accounts receivable	262.2	216.2
Inventories	(425.5)	(87.9)
Accounts payable	(14.1)	(187.4)
Income taxes	(97.4)	(149.3)
Other operating assets and liabilities, net	80.6	(332.8)
Net cash provided by operating activities	1,705.6	1,569.3
Cash flows from investing activities:
Cash paid for acquisitions, net	(65.9)	(71.6)
Capital expenditures	(137.4)	(156.4)
Proceeds from the sale of assets	—	31.1
Purchase of available for sale securities and other investments	(49.4)	(8.9)
Proceeds from the sale of marketable securities	72.1	8.9
Payments for product rights and other, net	(854.2)	(558.8)
Net cash used in investing activities	(1,034.8)	(755.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,577.7	555.8
Payments of long-term debt	(2,598.6)	(1,747.3)
Purchase of ordinary shares	(432.0)	—
Change in short-term borrowings, net	(45.9)	(48.3)
Taxes paid related to net share settlement of equity awards	(10.1)	(7.4)
Contingent consideration payments	(0.2)	(10.1)
Payments of financing fees	(20.8)	(8.7)
Proceeds from exercise of stock options	15.6	12.8
Other items, net	(0.4)	(0.7)
Net cash used in financing activities	(514.7)	(1,253.9)
Effect on cash of changes in exchange rates	(22.9)	44.1
Net increase (decrease) in cash, cash equivalents and restricted cash	133.2	(396.2)
Cash, cash equivalents and restricted cash — beginning of period	369.9	1,147.0
Cash, cash equivalents and restricted cash — end of period	$503.1	$750.8

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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2018, and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and nine months ended September 30, 2018:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended September 30, 2018
Central Nervous System & Anesthesia	$154.7	$219.6	$92.4	$466.7
Infectious Disease	63.1	157.8	223.2	444.1
Respiratory & Allergy	161.8	94.8	47.4	304.0
Cardiovascular	95.9	147.3	40.9	284.1
Gastroenterology	24.5	150.0	91.1	265.6
Diabetes & Metabolism	94.9	73.9	43.8	212.6
Dermatology	86.7	62.8	18.0	167.5
Women’s Healthcare	83.1	61.3	28.1	172.5
Oncology	171.0	18.2	31.9	221.1
Immunology	8.0	2.3	10.0	20.3
Other (1)	68.6	53.3	146.9	268.8
Total	$1,012.3	$1,041.3	$773.7	$2,827.3

Nine Months Ended September 30, 2018
Central Nervous System & Anesthesia	$554.2	$665.7	$251.7	$1,471.6
Infectious Disease	172.1	280.5	643.8	1,096.4
Respiratory & Allergy	457.3	351.8	147.7	956.8
Cardiovascular	262.4	443.2	126.6	832.2
Gastroenterology	102.5	448.3	249.3	800.1
Diabetes & Metabolism	318.6	227.9	102.1	648.6
Dermatology	265.7	217.4	70.1	553.2
Women’s Healthcare	261.4	198.1	69.5	529.0
Oncology	382.5	55.4	95.6	533.5
Immunology	36.1	7.3	29.1	72.5
Other (1)	185.6	174.7	379.0	739.3
Total	$2,998.4	$3,070.3	$2,164.5	$8,233.2
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2018:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Gross sales	$4,861.4	$14,419.0
Gross to net adjustments:
Chargebacks	(835.7)	(2,524.2)
Rebates, promotional programs and other sales allowances	(1,025.6)	(3,144.2)
Returns	(59.4)	(160.5)
Governmental rebate programs	(113.4)	(356.9)
Total gross to net adjustments	$(2,034.1)	$(6,185.8)
Net sales	$2,827.3	$8,233.2
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2018. Such allowances were comprised of the following at September 30, 2018 and December 31, 2017, respectively:

(In millions)	September 30, 2018	December 31, 2017
Accounts receivable, net	$1,642.2	$1,977.2
Other current liabilities	631.9	818.0
Total	$2,274.1	$2,795.2
Accounts receivable, net was comprised of the following at September 30, 2018 and December 31, 2017, respectively:

(In millions)	September 30, 2018	December 31, 2017
Trade receivables, net	$2,591.0	$3,173.1
Other receivables	357.7	439.3
Accounts receivable, net	$2,948.7	$3,612.4
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $464.0 million and $1.04 billion of securitized accounts receivable at September 30, 2018 and December 31, 2017, respectively.

3.	Recent Accounting Pronouncements
Accounting Standards Issued Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2018-14 (“ASU 2018-14”), Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted.  The amendments in ASU 2018-14 would need to be applied on a retrospective basis. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. All Accounting Standards Updates related to Topic 842 will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. While the Company is continuing to assess the impact of the adoption of this guidance on its consolidated financial statements and disclosures, we expect that the adoption will result in an increase in total assets and total liabilities. For reference, as disclosed in the 2017 Form 10-K, total undiscounted minimum lease payments remaining at December 31, 2017 were approximately $280 million. In addition, we expect to present additional qualitative and quantitative disclosures. The Company is in the process of analyzing its lease portfolio, implementing systems and processes and updating its accounting policies to comply with Topic 842.
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
In accordance with ASU 2014-09, the disclosure of the impact of adoption on our condensed consolidated statements of operations and balance sheet was as follows:

	For the Three Months Ended September 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Statement of Operations
Revenues	$2,862.4	$2,914.0	$(51.6)
Cost of sales	1,823.2	1,876.4	(53.2)
Income tax provision	15.5	15.0	0.5
Net earnings	176.7	175.6	1.1

	For the Nine Months Ended September 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Statement of Operations
Revenues	$8,355.2	$8,454.0	$(98.8)
Cost of sales	5,369.2	5,475.5	(106.3)
Income tax benefit	(79.9)	(82.3)	2.4
Net earnings	301.3	296.2	5.1

	September 30, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase (Decrease)
Condensed Consolidated Balance Sheet
Prepaid expenses and other current assets	$583.2	$575.7	$7.5
Income taxes payable	75.7	73.3	2.4
Retained earnings	5,965.8	5,960.7	5.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

4.	Acquisitions and Other Transactions
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
The allocation of the $174.9 million purchase price to the assets acquired and liabilities assumed for this business is as follows:

(In millions)
Current assets (net of cash acquired)	$6.5
Identified intangible assets	121.0
Goodwill	92.2
Other assets	1.9
Total assets acquired	221.6
Current liabilities	(4.1)
Deferred tax liabilities	(40.9)
Other non-current liabilities	(1.7)
Net assets acquired	$174.9
The acquisition of Apicore added a diversified portfolio of API products to the Company’s existing portfolio. The identified intangible assets of $121.0 million are comprised of product rights and licenses with a weighted average useful life of seven years and includes in-process research and development (“IPR&D”) with a fair value of $9.0 million at the date of the acquisition. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $92.2 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was allocated to the North America segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and nine months ended September 30, 2018 and 2017.
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
Under the Revance Collaboration Agreement, the Company will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

will be shared equally between the parties, and the Company will be responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment was expensed as a component of research and development (“R&D”) expense.
On August 31, 2018, the Company completed an agreement with certain subsidiaries of Novartis AG (“Novartis”) to purchase the worldwide rights to their global cystic fibrosis products consisting of the TOBI Podhaler® and TOBI® solution. Tobramycin is the standard of care for treatment of pseudomonas aeruginosa, a leading driver of infection in cystic fibrosis. These products further strengthen our existing presence in cystic fibrosis, especially with our Creon Franchise in Europe, Australia, Japan and Canada. The asset acquisition allows us to further extend our respiratory franchise into rare/orphan disease indications and broaden our portfolio into dry powdered inhalers and nebulized products. Tobi Podhaler™ is manufactured using a proprietary Pulmosphere technology for which we have acquired exclusive rights for use, hence we expect a high barrier for generic entry.
Under the terms of the agreement, Novartis is owed fixed consideration of $463.0 million which consists of $240.0 million which was paid at closing and deferred payments of $130.0 million included in other current liabilities and $93.0 million included in other long-term obligations, due in 2019 and 2020, respectively. Novartis is also eligible to receive a contingent payment of up to $20 million. The Company also entered into a supply agreement with Novartis to purchase the products for up to three years from the date of closing. The Company has recorded a liability of approximately $91 million related to supply obligations.
The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of $574.8 million. The intangible asset is being amortized over a useful life of ten years.
During the nine months ended September 30, 2018, the Company completed four agreements to acquire certain intellectual property rights and marketing authorizations for products that were in the development stage, including agreements with Fujifilm Kyowa Kirin Biologics Co., Ltd., Mapi Pharma Ltd., and Lupin Limited. The Company also completed the acquisition of intellectual property rights and marketing authorizations related to a commercialized product in certain rest of world markets for $220.0 million, of which $160.0 million was paid at closing with the remaining amount due within twelve months of the closing of the transaction and included in other current liabilities. The Company is accounting for these transactions as asset acquisitions and a useful life of five years is being used to amortize the asset related to the commercialized product. The Company recorded expense of approximately $53.7 million as a component of R&D expense related to non-refundable upfront payments for agreements for products in development during the nine months ended September 30, 2018. Certain of the agreements include additional development and commercial milestones.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2017	7,198,684	$35.17
Granted	847,590	40.92
Exercised	(720,226)	21.77
Forfeited	(286,473)	48.37
Outstanding at September 30, 2018	7,039,575	$36.69
Vested and expected to vest at September 30, 2018	6,821,737	$36.48
Exercisable at September 30, 2018	5,335,545	$34.76
As of September 30, 2018, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.5 years, 5.4 years and 4.4 years, respectively. Also, at September 30, 2018, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable each had an aggregate intrinsic value of $41.1 million, $41.1 million and $40.9 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of September 30, 2018 and the changes during the nine months ended September 30, 2018 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2017	5,964,207	$41.92
Granted	1,542,727	41.03
Released	(682,557)	50.06
Forfeited	(257,208)	44.88
Nonvested at September 30, 2018	6,567,169	$40.79
As of September 30, 2018, the Company had $99.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.6 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2018 and 2017 was $42.8 million and $34.7 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017 and are subject to the same performance conditions as the Awards granted in February 2014 and with a service vesting condition of between two and six years. The market condition was met on June 10, 2015 and is therefore no longer applicable to any of the Awards. During the three months ended June 30, 2018, the Company revised its estimates for the amount of Awards that it expects will ultimately vest under the 2014 Program and recognized a reduction in share-based compensation expense of approximately $23.5 million. During the three months ended September 30, 2018, the Company determined that it was no longer probable that the minimum performance condition would be met and therefore reversed all of the remaining cumulative expense related to the Awards resulting in a reduction in share-based compensation expense of approximately $47.1 million. In addition, during the three months ended September 30, 2018, the Company recorded $20.0 million of compensation expense as an additional discretionary bonus for a certain group of employees. None of the employees who will receive this bonus are named executive officers. As of September 30, 2018, there are approximately 2.6 million Awards outstanding under the 2014 Program. Each Award is equal to one ordinary share with the maximum value of each Award upon vesting subject to varying limitations.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Service cost	$5.0	$5.0	$15.1	$15.1
Interest cost	3.6	3.7	10.9	11.2
Expected return on plan assets	(3.6)	(3.5)	(10.9)	(10.6)
Amortization of prior service costs	0.1	0.1	0.3	0.2
Recognized net actuarial losses	0.1	0.2	0.1	0.5
Net periodic benefit cost	$5.2	$5.5	$15.5	$16.4
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

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$449.2	$292.1	$614.9
Restricted cash, included in prepaid expenses and other current assets	53.9	77.8	135.9
Cash, cash equivalents and restricted cash	$503.1	$369.9	$750.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Inventories

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$926.0	$895.5
Work in process	369.5	384.7
Finished goods	1,265.1	1,262.5
Inventories	$2,560.6	$2,542.7
Prepaid and other current assets

(In millions)	September 30, 2018	December 31, 2017
Prepaid expenses	$117.1	$119.8
Restricted cash	53.9	77.8
Available-for-sale fixed income securities	25.3	31.5
Fair value of financial instruments	7.1	88.9
Equity securities	36.6	79.1
Other current assets	343.2	369.0
Prepaid expenses and other current assets	$583.2	$766.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2018	December 31, 2017
Machinery and equipment	$2,365.2	$2,414.5
Buildings and improvements	1,170.4	1,191.7
Construction in progress	221.1	252.9
Land and improvements	133.8	143.1
Gross property, plant and equipment	3,890.5	4,002.2
Accumulated depreciation	1,770.9	1,663.1
Property, plant and equipment, net	$2,119.6	$2,339.1
Other assets

(In millions)	September 30, 2018	December 31, 2017
Equity method investments, clean energy investments	$149.5	$226.0
Other long-term assets	95.2	79.6
Other assets	$244.7	$305.6
Accounts payable

(In millions)	September 30, 2018	December 31, 2017
Trade accounts payable	$963.7	$976.0
Other payables	437.4	476.5
Accounts payable	$1,401.1	$1,452.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other current liabilities

(In millions)	September 30, 2018	December 31, 2017
Accrued sales allowances	$631.9	$818.0
Legal and professional accruals, including litigation accruals	131.4	241.1
Payroll and employee benefit liabilities	372.4	404.6
Contingent consideration	223.3	167.8
Accrued interest	193.8	42.3
Restructuring	80.9	91.5
Equity method investments, clean energy investments	38.1	56.7
Fair value of financial instruments	114.4	31.1
Other	742.2	1,111.4
Other current liabilities	$2,528.4	$2,964.5
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Fund (the “Fund”) pursuant to a law that became effective July 1, 2018. The Fund created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents first sold or distributed within, or into, New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017. Based upon initial correspondence received from the State of New York, the Company believes its amount related to the Fund for calendar year 2017 will be immaterial.
On March 31, 2017, the Company announced that Meridian Medical Technologies (“Meridian”), a Pfizer company that manufactures the EpiPen® Auto-Injector, expanded a voluntary recall of select lots of EpiPen® Auto-Injector and EpiPen Jr® Auto-Injector to include additional lots distributed in the U.S. and other markets in consultation with the U.S. Food and Drug Administration (“FDA”) (the “EpiPen® Auto-Injector Recall”). This recall was conducted as a result of the receipt of two previously disclosed reports outside of the U.S. of the failure to activate the device due to a potential defect in a supplier component. Both reports were related to the single lot that was previously recalled. The expanded voluntary recall was initiated in the U.S. and also extends to additional markets in Europe, Asia, North and South America. The Company is replacing recalled devices at no cost to the consumer. Estimated costs to Mylan related to product recalls are based on a formal campaign soliciting return of the product and are accrued when they are deemed to be probable and can be reasonably estimated. As of September 30, 2018, the Company recorded an accrual for certain costs of the recall but there can be no assurance that future costs related to the recall will not exceed amounts recorded. In addition, Meridian is contractually obligated to reimburse Mylan for costs related to the EpiPen® Auto-Injector Recall, and the Company has recorded an asset for the recovery of such costs.
Other long-term obligations

(In millions)	September 30, 2018	December 31, 2017
Employee benefit liabilities	$411.7	$408.2
Contingent consideration	195.5	285.9
Equity method investments, clean energy investments	151.4	171.8
Tax related items, including contingencies	155.6	237.7
Other	237.4	132.1
Other long-term obligations	$1,151.6	$1,235.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Equity Method Investments
The Company currently has three equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”) whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company does not consolidate these entities as we have determined that we are not the primary beneficiary of these entities and do not have the power to individually direct the activities of these entities. Accordingly, these investments are accounted for under the equity method of accounting. For each of the clean energy investments, the Company has entered into notes payable with the respective project sponsor, which in part will be paid to the sponsor as certain production levels are met.
During the third quarter of 2018, the Company and a project sponsor agreed to terminate two previous investments. Under the termination agreements, the Company returned its ownership interest in the projects to the sponsor and in exchange the Company will have no further obligations with respect to the notes payable for these projects.
Also, during the third quarter of 2018, the Company entered into amended agreements related to the three remaining investments. These amendments effectively reduce the amount of expected future variable debt payments to the respective project sponsor.
As a result of these transactions, during the third quarter of 2018, the Company impaired its investment balance and other assets by approximately $39 million and reduced the related long-term obligations for these investments by approximately $40 million resulting in a net gain of approximately $1 million, which was recognized as a component of the net loss of the equity method investments in the Condensed Consolidated Statement of Operations.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Total revenues	$128.6	$129.3	$376.8	$352.0
Gross loss	(1.3)	(2.4)	(20.0)	(8.8)
Operating and non-operating expense	5.9	6.5	16.5	16.9
Net loss	$(7.2)	$(8.9)	$(36.5)	$(25.7)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended September 30, 2018 and 2017, the Company recognized net losses from equity method investments of $12.6 million and $22.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized net losses from equity method investments of $58.6 million and $77.2 million, respectively, which were recognized as a component of other expense, net in the Condensed Consolidated Statements of Operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Basic and diluted earnings per ordinary share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Basic earnings (numerator):
Net earnings	$176.7	$88.3	$301.3	$451.7
Shares (denominator):
Weighted average ordinary shares outstanding	514.5	535.2	514.4	534.9
Basic earnings per ordinary share	$0.34	$0.17	$0.59	$0.84

Diluted earnings (numerator):
Net earnings	$176.7	$88.3	$301.3	$451.7
Shares (denominator):
Weighted average ordinary shares outstanding	514.5	535.2	514.4	534.9
Share-based awards	2.0	1.8	2.1	2.1
Total dilutive shares outstanding	516.5	537.0	516.5	537.0
Diluted earnings per ordinary share	$0.34	$0.16	$0.58	$0.84
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2018 and 2017, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2018 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 9.3 million shares and 8.9 million shares for the three and nine months ended September 30, 2018, respectively and 8.9 million shares and 8.6 million shares for the three and nine months ended September 30, 2017, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2017:
Goodwill	$3,934.6	$4,967.1	$1,689.0	$10,590.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,549.6	4,967.1	1,689.0	10,205.7
Foreign currency translation	(16.8)	(255.1)	(137.2)	(409.1)
	$3,532.8	$4,712.0	$1,551.8	$9,796.6
Balance at September 30, 2018:
Goodwill	$3,917.8	$4,712.0	$1,551.8	$10,181.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,532.8	$4,712.0	$1,551.8	$9,796.6
Intangible assets consist of the following components at September 30, 2018 and December 31, 2017:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2018
Product rights, licenses and other (1)	15	$20,407.7	$6,857.5	$13,550.2
In-process research and development		688.8	—	688.8
		$21,096.5	$6,857.5	$14,239.0
December 31, 2017
Product rights, licenses and other (1)	15	$20,338.7	$5,906.1	$14,432.6
In-process research and development		813.2	—	813.2
		$21,151.9	$5,906.1	$15,245.8
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. As of September 30, 2018, the Company has an IPR&D asset of $347.2 million and a related contingent consideration liability of $326.6 million. The Company performed an analysis and valuation of the IPR&D asset and the fair value of the related contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: the expected product launch date, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company determined that the fair value of the IPR&D asset was substantially in excess of its carrying value, and the asset was not impaired at September 30, 2018. Additionally, fair value adjustments of $19.3 million and $49.3 million were recorded for the three and nine months ended September 30, 2018, respectively, to reduce the contingent consideration liability. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. Resolution of the matters with the FDA, market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for IPR&D and contingent consideration.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the three and nine months ended September 30, 2018, the Company recognized impairment charges of $15.5 million and $87.5 million, respectively, which has been recorded as a component of amortization expense, for the impairment of certain IPR&D assets. The impairment charge recorded during the third quarter of 2018 related to certain assets acquired as part of the acquisition of Agila Specialties Private Limited (“Agila”). The remaining impairment charges during the nine months ended September 30, 2018 related to certain assets acquired as part of the acquisition of the non-sterile, topicals-focused business (the “Topicals Business”) of Renaissance Acquisition Holdings, LLC. The impairment charges resulted from the Company’s updated estimate of the fair value of certain assets, which were based upon revised forecasts and future development plans. The Company performed its annual impairment testing of IPR&D assets acquired as part of the Topicals Business acquisition during the three months ended June 30, 2018. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
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
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Intangible asset amortization expense	$412.2	$369.4	$1,191.9	$1,052.6
Intangible asset impairment charges	15.5	—	87.5	13.0
Total Intangible asset amortization expense (including impairment charges)	$427.7	$369.4	$1,279.4	$1,065.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible asset amortization expense over the remainder of 2018 and for the years ended December 31, 2019 through 2022 is estimated to be as follows:

(In millions)
2018	$383
2019	1,446
2020	1,283
2021	1,203
2022	1,137

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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in the fair value of designated cash flow hedges are deferred in accumulated other comprehensive earnings (“AOCE”) and are reclassified into earnings when the hedged item impacts earnings.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	September 30, 2018	December 31, 2017
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	—
Floating Rate Euro Notes due 2018	500.0	—	—
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€4,000.0	€2,354.0	€1,854.0
Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. All derivative instruments used to manage interest rate risk are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets. For fair value hedges, the changes in the fair value of both the hedging instrument and the underlying debt obligations are included in interest expense. For cash flow hedges, the change in fair value of the hedging instrument is deferred through AOCE and is reclassified into earnings when the hedged item impacts earnings.
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
The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$16.2
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	63.4
Total		$—		$79.6

	Liability Derivatives
	September 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$11.1	Other current liabilities	$—
Foreign currency forward contracts	Other current liabilities	76.8	Other current liabilities	—
Total		$87.9		$—

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$7.1	Prepaid expenses and other current assets	$9.3
Total		$7.1		$9.3

	Liability Derivatives
	September 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$26.5	Other current liabilities	$31.1
Total		$26.5		$31.1
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Interest rate swaps	Interest expense	$(5.0)	$(2.5)	$(27.3)	$(1.0)
Total		$(5.0)	$(2.5)	$(27.3)	$(1.0)

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
2023 Senior Notes (3.125% coupon)	Interest expense	$5.0	$2.5	$27.3	$1.0
Total		$5.0	$2.5	$27.3	$1.0
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign currency forward contracts	$(33.9)	$(8.8)	$(87.7)	$7.5
Interest rate swaps	—	(3.3)	—	(2.0)
Total	$(33.9)	$(12.1)	$(87.7)	$5.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Foreign currency borrowings and forward contracts	$17.9	$(72.1)	$77.7	$(203.2)
Total	$17.9	$(72.1)	$77.7	$(203.2)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2018	2017	2018	2017
Foreign currency forward contracts	Net sales	$0.9	$2.0	$8.1	$(3.8)
Interest rate swaps	Interest expense	(1.9)	(1.9)	(5.7)	(5.5)
Total		$(1.0)	$0.1	$2.4	$(9.3)

	Location of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$—	$3.3	$—	$6.9
Total		$—	$3.3	$—	$6.9
At September 30, 2018, the Company expects that approximately $85 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2018	2017	2018	2017
Foreign currency option and forward contracts	Other expense, net	$(25.1)	$(43.0)	$2.5	$(60.1)
Total		$(25.1)	$(43.0)	$2.5	$(60.1)
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
The Company recognized unrealized gains of $1.3 million and unrealized losses of $7.8 million during the three months ended September 30, 2018 and September 30, 2017, respectively, and unrealized gains of $2.0 million and $6.6 million during the nine months ended September 30, 2018 and September 30, 2017, respectively, attributable to the changes in fair value of equity securities.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$27.5	$—	$—	$27.5
Total cash equivalents	27.5	—	—	27.5
Equity securities:
Exchange traded funds	35.7	—	—	35.7
Marketable securities	0.9	—	—	0.9
Total equity securities	36.6	—	—	36.6
Available-for-sale fixed income investments:
Corporate bonds	—	10.4	—	10.4
U.S. Treasuries	—	8.7	—	8.7
Agency mortgage-backed securities	—	1.7	—	1.7
Asset backed securities	—	3.2	—	3.2
Other	—	1.3	—	1.3
Total available-for-sale fixed income investments	—	25.3	—	25.3
Foreign exchange derivative assets	—	7.1	—	7.1
Total assets at recurring fair value measurement	$64.1	$32.4	$—	$96.5
Financial Liabilities
Interest rate swap derivative liabilities	$—	$11.1	$—	$11.1
Foreign exchange derivative liabilities	—	103.3	—	103.3
Contingent consideration	—	—	418.8	418.8
Total liabilities at recurring fair value measurement	$—	$114.4	$418.8	$533.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$8.4	$—	$—	$8.4
Total cash equivalents	8.4	—	—	8.4
Equity securities:
Exchange traded funds	33.9	—	—	33.9
Marketable securities	45.2	—	—	45.2
Total equity securities	79.1	—	—	79.1
Available-for-sale fixed income investments:
Corporate bonds	—	16.5	—	16.5
U.S. Treasuries	—	7.4	—	7.4
Agency mortgage-backed securities	—	4.1	—	4.1
Asset backed securities	—	2.1	—	2.1
Other	—	1.4	—	1.4
Total available-for-sale fixed income investments	—	31.5	—	31.5
Foreign exchange derivative assets	—	72.7	—	72.7
Interest rate swap derivative assets	—	16.2	—	16.2
Total assets at recurring fair value measurement	$87.5	$120.4	$—	$207.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$31.1	$—	$31.1
Contingent consideration	—	—	453.7	453.7
Total liabilities at recurring fair value measurement	$—	$31.1	$453.7	$484.8
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the acquisition of Agila, the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses “Jai Pharma Limited”) and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, Jai Pharma Limited and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform and Jai Pharma Limited, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At September 30, 2018 and December 31, 2017, discount rates ranging from 2.1% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2017 to September 30, 2018 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2017	$167.8	$285.9	$453.7
Payments	(1.1)	—	(1.1)
Reclassifications	53.6	(53.6)	—
Accretion	—	15.1	15.1
Fair value adjustments (3)	3.0	(51.9)	(48.9)
Balance at September 30, 2018	$223.3	$195.5	$418.8
____________

(1)	Included in other current liabilities on the Condensed Consolidated Balance Sheets.

(2)	Included in other long-term obligations on the Condensed Consolidated Balance Sheets.

(3)	Included in litigation settlements and other contingencies, net in the Condensed Consolidated Statements of Operations.
2018 Significant Changes to Contingent Consideration: During the three and nine months ended September 30, 2018, the Company recorded fair value gains of $19.3 million and $49.3 million, respectively, related to the respiratory delivery platform contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Short-Term Borrowings

(In millions)	September 30, 2018	December 31, 2017
Receivables Facility	$—	$45.0
Other	0.4	1.5
Short-term borrowings	$0.4	$46.5
The Receivables Facility matures in January 2019.
On July 27, 2018, the Company established an unsecured commercial paper program (the “Commercial Paper Program”) pursuant to which Mylan Inc. may issue short-term, unsecured commercial paper notes (the “CP Notes”) that are guaranteed by the Company pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), which replaced Mylan N.V.’s existing commercial paper program established June 8, 2017 (the “Existing Commercial Paper Program”) on substantially identical terms to the Existing Commercial Paper Program.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of September 30, 2018	September 30, 2018	December 31, 2017
Current portion of long-term debt:
2018 Senior Notes *	2.600%	$—	$649.9
2018 Floating Rate Euro Notes (a) **		580.2	600.2
2018 Senior Notes **	3.000%	—	499.8
2019 Senior Notes **	2.500%	549.9	—
Other		6.3	2.4
Deferred financing fees		(0.8)	(3.1)
Current portion of long-term debt		$1,135.6	$1,749.2

Non-current portion of long-term debt:
2016 Term Facility (b) **	3.617%	100.0	100.0
2019 Senior Notes **	2.500%	—	999.5
2019 Senior Notes *	2.550%	—	499.7
2020 Floating Rate Euro Notes (c) **		580.2	600.2
2020 Euro Senior Notes **	1.250%	868.4	897.6
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.5	2,248.2
2023 Senior Notes *	3.125%	738.2	765.4
2023 Senior Notes *	4.200%	498.9	498.8
2024 Euro Senior Notes **	2.250%	1,158.1	1,197.7
2025 Euro Senior Notes *	2.125%	578.9	—
2026 Senior Notes **	3.950%	2,236.1	2,235.0
2028 Euro Senior Notes **	3.125%	862.7	892.0
2028 Senior Notes *	4.550%	748.2	—
2043 Senior Notes *	5.400%	497.1	497.1
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.6	—
Other		5.9	6.3
Deferred financing fees		(77.1)	(71.9)
Long-term debt		$13,291.4	$12,865.3
____________

(a)	Instrument bears interest at a rate of three-month EURIBOR plus 0.870% per annum, reset quarterly.

(b)	The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 8 Debt in Mylan N.V.’s 2017 Form 10-K.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2016 Revolving Facility, 2018 Revolving Facility and 2016 Term Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent, pursuant to which the Company has outstanding $100.0 million in term loans (the “2016 Term Facility”) at September 30, 2018. On July 27, 2018, the Company entered into a revolving credit facility among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, which replaced the 2016 Revolving Facility on substantially identical terms to the 2016 Revolving Facility and pursuant to which Mylan Inc. may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2018 Revolving Facility”).
The 2016 Term Facility and 2016 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
Following the acquisition of Meda AB (publ.) (“Meda”) (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into an amendment to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The 2018 Revolving Facility similarly provides for a leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at September 30, 2018 and expects to remain in compliance for the next twelve months.
April 2018 Senior Notes Offering
The following table provides the amounts of senior unsecured debt issued by Mylan Inc., and guaranteed by Mylan N.V., on April 9, 2018 (the “April 2018 Senior Notes”). The April 2018 Senior Notes were issued pursuant to an indenture dated April 9, 2018. The April 2018 Senior Notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. The Company has entered into a registration rights agreement, dated as of April 9, 2018 pursuant to which Mylan Inc. and Mylan N.V. are required to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the April 2018 Senior Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

May 2018 Euro Senior Notes Offering
On May 23, 2018, Mylan Inc. completed the offering of €500 million aggregate principal amount of its 2.125% Euro Senior Notes due 2025 (the “May 2018 Euro Senior Notes”). The May 2018 Euro Senior Notes were issued pursuant to an indenture dated May 23, 2018. The May 2018 Euro Senior Notes are guaranteed by Mylan N.V. and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the United States pursuant to Regulation S under the Securities Act. The May 2018 Euro Notes are redeemable, in whole or in part, at our option at any time prior to three months of the maturity date at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable Bund Rate plus an incremental spread of 0.30%, plus, in each case, accrued and unpaid interest.
On June 15, 2018, the Company redeemed the remaining $150 million outstanding principal amount of Mylan Inc.’s 2.550% Senior Notes due 2019 and $450 million of the outstanding $1.0 billion principal amount of Mylan N.V.’s 2.500% Senior Notes due 2019. The redemption of these notes was funded with the net proceeds from the May 2018 Euro Senior Notes offering.
Fair Value
At September 30, 2018 and December 31, 2017, the fair value of the Company’s 2.500% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 3.950% Senior Notes due 2026, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043, 5.250% Senior Notes due 2046 and 5.200% Senior Notes due 2048 (collectively, the “Senior Notes”), 1.250% Euro Senior Notes due 2020, 2.250% Euro Senior Notes due in 2024, 2.125% Euro Senior Notes due in 2025, 3.125% Euro Senior Notes due in 2028, 2018 Floating Rate Euro Notes and 2020 Floating Rate Euro Notes (collectively, the “Euro Notes”) was approximately $14.1 billion and $14.9 billion, respectively. The fair values of the Senior Notes and Euro Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at September 30, 2018 and December 31, 2017.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2018 were as follows for each of the periods ending December 31:

(In millions)	Total
2018	$580
2019	650
2020	1,951
2021	2,250
2022	—
Thereafter	9,111
Total	$14,542

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

13.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	September 30, 2018	December 31, 2017
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$—	$10.1
Net unrecognized (losses) gains and prior service cost related to defined benefit plans, net of tax	(0.5)	6.0
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(96.9)	(3.7)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(162.1)	(239.8)
Foreign currency translation adjustment	(1,231.4)	(133.8)
	$(1,490.9)	$(361.2)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(52.9)	18.8	—	(7.0)	(270.8)	(311.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.9)		(0.9)					(0.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(51.9)	18.8	—	(6.8)	(270.8)	(310.7)
Income tax (benefit) provision			(18.0)	0.9	—	(2.0)	—	(19.1)
Balance at September 30, 2018, net of tax			$(96.9)	$(162.1)	$—	$(0.5)	$(1,231.4)	$(1,490.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(143.7)	78.7	(0.1)	(8.7)	(1,097.6)	(1,171.4)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.1)		(8.1)					(8.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.7	5.7					5.7
Amortization of prior service costs included in SG&A						0.3		0.3
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(146.1)	78.7	(0.1)	(8.3)	(1,097.6)	(1,173.4)
Income tax (benefit) provision			(50.4)	1.0	—	(1.8)	—	(51.2)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at September 30, 2018, net of tax			$(96.9)	$(162.1)	$—	$(0.5)	$(1,231.4)	$(1,490.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2017, net of tax			$(17.1)	$(132.5)	$22.3	$0.5	$(828.8)	$(955.6)
Other comprehensive (loss) earnings before reclassifications, before tax			(4.4)	(72.1)	(8.9)	0.8	423.0	338.4
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.0)		(2.0)					(2.0)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						0.2		0.2
Net other comprehensive (loss) earnings, before tax			(4.5)	(72.1)	(8.9)	1.1	423.0	338.6
Income tax (benefit) provision			(2.8)	—	(3.2)	0.2	—	(5.8)
Balance at September 30, 2017, net of tax			$(18.8)	$(204.6)	$16.6	$1.4	$(405.8)	$(611.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive earnings (loss) before reclassifications, before tax			19.9	(203.2)	3.5	1.7	1,831.9	1,653.8
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	3.8		3.8					3.8
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.5	5.5					5.5
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial gain included in SG&A						0.5		0.5
Net other comprehensive earnings (loss), before tax			29.2	(203.2)	3.5	2.4	1,831.9	1,663.8
Income tax provision			9.4	—	1.4	0.5	—	11.3
Balance at September 30, 2017, net of tax			$(18.8)	$(204.6)	$16.6	$1.4	$(405.8)	$(611.2)

14.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2018 and 2017 is as follows:

(In millions)	Total
December 31, 2017	$13,307.6
Net earnings	301.3
Other comprehensive loss, net of tax	(1,122.2)
Stock option activity	15.4
Ordinary share repurchase	(432.0)
Share-based compensation expense	(8.6)
Issuance of restricted stock, net of shares withheld	(8.1)
Cumulative effect of the adoption of new accounting standards	12.8
September 30, 2018	$12,066.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan N.V. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2016	$11,116.2	$1.4	$11,117.6
Net earnings	451.7	—	451.7
Other comprehensive earnings, net of tax	1,652.5	—	1,652.5
Stock option activity	12.8	—	12.8
Share-based compensation expense	64.2	—	64.2
Issuance of restricted stock, net of shares withheld	(5.8)	—	(5.8)
Other	—	(1.4)	(1.4)
September 30, 2017	$13,291.6	$—	$13,291.6

15.	Segment Information
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
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, including certain special items, net charges for litigation settlements and other contingencies, amortization of intangible assets, impairment charges and other expenses not directly attributable to the segments are reported separately or outside of segment profitability. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company has revised segment profitability for Rest of World to conform with the current presentation by reclassifying approximately $78.2 million of net gains to litigation settlements and other contingencies for the nine months ended September 30, 2017. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Revenue Recognition and Accounts Receivable above and the “Summary of Significant Accounting Policies” included in the 2017 Form 10-K. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2018
Net sales	$1,012.3	$1,041.3	$773.7	$—	$2,827.3
Other revenue	20.9	7.4	6.8	—	35.1
Intersegment revenue	19.5	23.2	97.3	(140.0)	—
Total	$1,052.7	$1,071.9	$877.8	$(140.0)	$2,862.4

Segment profitability	$446.0	$310.5	$194.6	$—	$951.1

Intangible asset amortization expense					(412.2)
Intangible asset impairment charges					(15.5)
Globally managed research and development costs					(61.9)
Corporate costs and special items					(143.7)
Litigation settlements & other contingencies					20.4
Earnings from operations					$338.2

Nine Months Ended September 30, 2018
Net sales	$2,998.4	$3,070.3	$2,164.5	$—	$8,233.2
Other revenue	84.5	19.8	17.7	—	122.0
Intersegment revenue	55.5	74.2	287.1	(416.8)	—
Total	$3,138.4	$3,164.3	$2,469.3	$(416.8)	$8,355.2

Segment profitability	$1,281.3	$806.8	$475.2	$—	$2,563.3

Intangible asset amortization expense					(1,191.9)
Intangible asset impairment charges					(87.5)
Globally managed research and development costs					(213.6)
Corporate costs and special items					(448.1)
Litigation settlements & other contingencies					50.6
Earnings from operations					$672.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2017
Net sales	$1,172.2	$1,040.8	$743.3	$—	$2,956.3
Other revenue	20.0	8.9	1.9	—	30.8
Intersegment revenue	15.5	18.4	87.7	(121.6)	—
Total	$1,207.7	$1,068.1	$832.9	$(121.6)	$2,987.1

Segment profitability	$575.8	$290.3	$133.9	$—	$1,000.0

Intangible asset amortization expense					(369.4)
Globally managed research and development costs					(76.8)
Corporate costs and special items					(222.1)
Litigation settlements & other contingencies					(15.2)
Earnings from operations					$316.5

Nine Months Ended September 30, 2017
Net sales	$3,666.7	$2,887.1	$2,016.4	$—	$8,570.2
Other revenue	67.3	25.0	6.3	—	98.6
Intersegment revenue	60.5	87.6	275.4	(423.5)	—
Total	$3,794.5	$2,999.7	$2,298.1	$(423.5)	$8,668.8

Segment profitability	$1,810.5	$776.8	$358.9	$—	$2,946.2

Intangible asset amortization expense					(1,052.6)
Intangible asset impairment charges					(13.0)
Globally managed research and development costs					(269.0)
Corporate costs and special items					(619.4)
Litigation settlements & other contingencies					25.8
Earnings from operations					$1,018.0

16.	Subsidiary Guarantors
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
The following financial information presents the unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2018 and 2017, the unaudited Condensed Consolidating Statements of Comprehensive Earnings for the three and nine months ended September 30, 2018 and 2017, the unaudited Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. This unaudited condensed consolidating

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,827.3	$—	$2,827.3
Other revenues	—	—	—	35.1	—	35.1
Total revenues	—	—	—	2,862.4	—	2,862.4
Cost of sales	—	—	—	1,823.2	—	1,823.2
Gross profit	—	—	—	1,039.2	—	1,039.2
Operating expenses:
Research and development	—	—	—	144.1	—	144.1
Selling, general and administrative	11.5	117.6	—	448.2	—	577.3
Litigation settlements and other contingencies, net	—	0.1	—	(20.5)	—	(20.4)
Total operating expenses	11.5	117.7	—	571.8	—	701.0
(Loss) earnings from operations	(11.5)	(117.7)	—	467.4	—	338.2
Interest expense	84.0	42.9	—	9.3	—	136.2
Other (income) expense, net	(47.9)	(79.0)	—	136.7	—	9.8
(Loss) earnings before income taxes	(47.6)	(81.6)	—	321.4	—	192.2
Income tax (benefit) provision	(8.0)	18.1	—	5.4	—	15.5
Earnings of equity interest subsidiaries	216.3	143.3	—	—	(359.6)	—
Net earnings	$176.7	$43.6	$—	$316.0	$(359.6)	$176.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$8,233.2	$—	$8,233.2
Other revenues	—	—	—	122.0	—	122.0
Total revenues	—	—	—	8,355.2	—	8,355.2
Cost of sales	—	—	—	5,369.2	—	5,369.2
Gross profit	—	—	—	2,986.0	—	2,986.0
Operating expenses:
Research and development	—	—	—	555.7	—	555.7
Selling, general and administrative	31.0	367.7	—	1,409.4	—	1,808.1
Litigation settlements and other contingencies, net	—	7.1	—	(57.7)	—	(50.6)
Total operating expenses	31.0	374.8	—	1,907.4	—	2,313.2
(Loss) earnings from operations	(31.0)	(374.8)	—	1,078.6	—	672.8
Interest expense	266.1	110.9	—	30.1	—	407.1
Other (income) expense, net	(211.5)	(205.0)	—	460.8	—	44.3
(Loss) earnings before income taxes	(85.6)	(280.7)	—	587.7	—	221.4
Income tax (benefit) provision	(23.3)	13.5	—	(70.1)	—	(79.9)
Earnings of equity interest subsidiaries	363.6	217.2	—	—	(580.8)	—
Net earnings (loss)	$301.3	$(77.0)	$—	$657.8	$(580.8)	$301.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,956.3	$—	$2,956.3
Other revenues	—	—	—	30.8	—	30.8
Total revenues	—	—	—	2,987.1	—	2,987.1
Cost of sales	—	—	—	1,809.0	—	1,809.0
Gross profit	—	—	—	1,178.1	—	1,178.1
Operating expenses:
Research and development	—	—	—	182.3	—	182.3
Selling, general and administrative	6.5	184.3	—	473.3	—	664.1
Litigation settlements and other contingencies, net	—	17.0	—	(1.8)	—	15.2
Total operating expenses	6.5	201.3	—	653.8	—	861.6
(Loss) earnings from operations	(6.5)	(201.3)	—	524.3	—	316.5
Interest expense	93.3	26.7	—	11.8	—	131.8
Other (income) expense, net	(122.3)	(44.7)	—	172.1	—	5.1
Earnings (loss) before income taxes	22.5	(183.3)	—	340.4	—	179.6
Income tax provision (benefit)	2.4	(0.6)	—	89.5	—	91.3
Earnings of equity interest subsidiaries	68.2	129.9	—	—	(198.1)	—
Net earnings (loss)	$88.3	$(52.8)	$—	$250.9	$(198.1)	$88.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$8,570.2	$—	$8,570.2
Other revenues	—	—	—	98.6	—	98.6
Total revenues	—	—	—	8,668.8	—	8,668.8
Cost of sales	—	—	—	5,180.3	—	5,180.3
Gross profit	—	—	—	3,488.5	—	3,488.5
Operating expenses:
Research and development	—	—	—	580.9	—	580.9
Selling, general and administrative	32.4	477.6	—	1,405.4	—	1,915.4
Litigation settlements and other contingencies, net	—	17.0	—	(42.8)	—	(25.8)
Total operating expenses	32.4	494.6	—	1,943.5	—	2,470.5
(Loss) earnings from operations	(32.4)	(494.6)	—	1,545.0	—	1,018.0
Interest expense	285.6	77.8	—	42.9	—	406.3
Other (income) expense, net	(331.3)	(161.5)	—	528.6	—	35.8
Earnings (loss) before income taxes	13.3	(410.9)	—	973.5	—	575.9
Income tax provision	1.4	5.1	—	117.7	—	124.2
Earnings of equity interest subsidiaries	439.8	788.8	—	—	(1,228.6)	—
Net earnings	$451.7	$372.8	$—	$855.8	$(1,228.6)	$451.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$176.7	$43.6	$—	$316.0	$(359.6)	$176.7
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(270.8)	—	—	(270.8)	270.8	(270.8)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(6.8)	0.1	—	(6.9)	6.8	(6.8)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(51.9)	1.9	—	(53.8)	51.9	(51.9)
Net unrecognized gain on derivatives in net investment hedging relationships	18.8	4.0	—	—	(4.0)	18.8
Other comprehensive (loss) earnings, before tax	(310.7)	6.0	—	(331.5)	325.5	(310.7)
Income tax benefit	(19.1)	(1.6)	—	(17.5)	19.1	(19.1)
Other comprehensive (loss) earnings, net of tax	(291.6)	7.6	—	(314.0)	306.4	(291.6)
Comprehensive (loss) earnings	$(114.9)	$51.2	$—	$2.0	$(53.2)	$(114.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$301.3	$(77.0)	$—	$657.8	$(580.8)	$301.3
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,097.6)	—	—	(1,097.6)	1,097.6	(1,097.6)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(8.3)	0.2	—	(8.5)	8.3	(8.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(146.1)	5.7	—	(151.8)	146.1	(146.1)
Net unrecognized gain on derivatives in net investment hedging relationships	78.7	4.6	—	—	(4.6)	78.7
Net unrealized loss on marketable securities	(0.1)	—	—	(0.1)	0.1	(0.1)
Other comprehensive (loss) earnings, before tax	(1,173.4)	10.5	—	(1,258.0)	1,247.5	(1,173.4)
Income tax benefit	(51.2)	(2.4)	—	(48.8)	51.2	(51.2)
Other comprehensive (loss) earnings, net of tax	(1,122.2)	12.9	—	(1,209.2)	1,196.3	(1,122.2)
Comprehensive loss	$(820.9)	$(64.1)	$—	$(551.4)	$615.5	$(820.9)

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
Other comprehensive earnings, before tax:
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$27.1	$—	$422.1	$—	$449.2
Accounts receivable, net	—	5.0	—	2,943.7	—	2,948.7
Inventories	—	—	—	2,560.6	—	2,560.6
Intercompany receivables	446.0	572.8	—	11,946.6	(12,965.4)	—
Prepaid expenses and other current assets	4.9	67.9	—	510.4	—	583.2
Total current assets	450.9	672.8	—	18,383.4	(12,965.4)	6,541.7
Property, plant and equipment, net	—	263.7	—	1,855.9	—	2,119.6
Investments in subsidiaries	18,939.5	12,829.4	—	—	(31,768.9)	—
Intercompany notes and interest receivable	6,479.2	10,615.5	—	2,932.3	(20,027.0)	—
Intangible assets, net	—	—	—	14,239.0	—	14,239.0
Goodwill	—	17.1	—	9,779.5	—	9,796.6
Other assets	0.3	58.3	—	700.1	—	758.7
Total assets	$25,869.9	$24,456.8	$—	$47,890.2	$(64,761.3)	$33,455.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$55.8	$—	$1,345.3	$—	$1,401.1
Short-term borrowings	—	—	—	0.4	—	0.4
Income taxes payable	—	4.5	—	71.2	—	75.7
Current portion of long-term debt and other long-term obligations	1,129.3	0.2	—	46.9	—	1,176.4
Intercompany payables	875.5	12,019.3	—	70.6	(12,965.4)	—
Other current liabilities	138.1	315.2	—	2,075.1	—	2,528.4
Total current liabilities	2,142.9	12,395.0	—	3,609.5	(12,965.4)	5,182.0
Long-term debt	9,507.9	3,777.8	—	5.7	—	13,291.4
Intercompany notes payable	2,152.9	3,127.2	—	14,746.9	(20,027.0)	—
Other long-term obligations	—	50.7	—	2,865.3	—	2,916.0
Total liabilities	13,803.7	19,350.7	—	21,227.4	(32,992.4)	21,389.4

Total equity	12,066.2	5,106.1	—	26,662.8	(31,768.9)	12,066.2

Total liabilities and equity	$25,869.9	$24,456.8	$—	$47,890.2	$(64,761.3)	$33,455.6

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(68.6)	$(1,201.6)	$—	$2,975.8	$—	$1,705.6
Cash flows from investing activities:
Capital expenditures	—	(17.8)	—	(119.6)	—	(137.4)
Purchase of available for sale securities and other investments	—	—	—	(49.4)	—	(49.4)
Proceeds from the sale of marketable securities	—	36.3	—	35.8	—	72.1
Cash paid for acquisitions, net	—	—	—	(65.9)	—	(65.9)
Investments in affiliates	—	(22.0)	—	—	22.0	—
Dividends from affiliates	65.3	—	—	—	(65.3)	—
Loans to affiliates	(470.6)	—	—	(4,577.1)	5,047.7	—
Repayments of loans from affiliates	1,810.8	—	—	3,205.0	(5,015.8)	—
Payments for product rights and other, net	—	(0.4)	—	(853.8)	—	(854.2)
Net cash provided by (used in) investing activities	1,405.5	(3.9)	—	(2,425.0)	(11.4)	(1,034.8)
Cash flows from financing activities:
Payments of financing fees	(0.5)	(20.2)	—	(0.1)	—	(20.8)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	—	—	—	(45.9)	—	(45.9)
Proceeds from issuance of long-term debt	496.5	2,079.2	—	2.0	—	2,577.7
Payments of long-term debt	(1,446.5)	(1,150.0)	—	(2.1)	—	(2,598.6)
Proceeds from exercise of stock options	15.6	—	—	—	—	15.6
Taxes paid related to net share settlement of equity awards	(10.1)	—	—	—	—	(10.1)
Contingent consideration payments	—	—	—	(0.2)	—	(0.2)
Capital contribution from affiliates	—	—	—	22.0	(22.0)	—
Capital payments to affiliates	—	—	—	(65.3)	65.3	—
Payments on borrowings from affiliates	(1,273.9)	(3,010.1)	—	(731.8)	5,015.8	—
Proceeds from borrowings from affiliates	1,314.0	3,309.9	—	423.8	(5,047.7)	—
Other items, net	—	—	—	(0.4)	—	(0.4)
Net cash (used in) provided by financing activities	(1,336.9)	1,208.8	—	(398.0)	11.4	(514.7)
Effect on cash of changes in exchange rates	—	—	—	(22.9)	—	(22.9)
Net increase in cash, cash equivalents and restricted cash	—	3.3	—	129.9	—	133.2
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$—	$27.1	$—	$476.0	$—	$503.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(175.1)	$(338.8)	$—	$2,083.2	$—	$1,569.3
Cash flows from investing activities:
Capital expenditures	—	(31.4)	—	(125.0)	—	(156.4)
Purchase of available for sale securities and other investments	—	—	—	(8.9)	—	(8.9)
Proceeds from the sale of assets	—	—	—	31.1	—	31.1
Proceeds from the sale of marketable securities	—	—	—	8.9	—	8.9
Cash paid for acquisitions, net	(71.6)	—	—	—	—	(71.6)
Investments in affiliates	—	(21.1)	—	—	21.1	—
Dividends from affiliates	168.1	—	—	—	(168.1)	—
Loans to affiliates	(143.7)	(364.1)	—	(2,558.0)	3,065.8	—
Repayments of loans from affiliates	1,066.4	0.3	—	943.6	(2,010.3)	—
Payments for product rights and other, net	—	(0.3)	—	(558.5)	—	(558.8)
Net cash provided by (used in) investing activities	1,019.2	(416.6)	—	(2,266.8)	908.5	(755.7)
Cash flows from financing activities:
Payments of financing fees	(8.3)	(0.4)	—	—	—	(8.7)
Change in short-term borrowings, net	—	—	—	(48.3)	—	(48.3)
Proceeds from issuance of long-term debt	554.5	—	—	1.3	—	555.8
Payments of long-term debt	(1,500.0)	—	—	(247.3)	—	(1,747.3)
Proceeds from exercise of stock options	12.8	—	—	—	—	12.8
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(10.1)	—	(10.1)
Capital contribution from affiliates	—	—	—	21.1	(21.1)	—
Capital payments to affiliates	—	—	—	(168.1)	168.1	—
Payments on borrowings from affiliates	—	(1,664.4)	—	(345.9)	2,010.3	—
Proceeds from borrowings from affiliates	104.0	2,497.5	—	464.3	(3,065.8)	—
Other items, net	—	(7.4)	—	6.7	—	(0.7)
Net cash (used in) provided by financing activities	(844.4)	825.3	—	(326.3)	(908.5)	(1,253.9)
Effect on cash of changes in exchange rates	—	—	—	44.1	—	44.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(0.3)	69.9	—	(465.8)	—	(396.2)
Cash, cash equivalents and restricted cash — beginning of period	0.3	85.4	—	1,061.3	—	1,147.0
Cash, cash equivalents and restricted cash — end of period	$—	$155.3	$—	$595.5	$—	$750.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	September 30, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$27.1	$—	$422.1	$—	$449.2
Restricted cash, included in prepaid expenses and other current assets	—	—	—	53.9	—	53.9
Cash, cash equivalents and restricted cash	$—	$27.1	$—	$476.0	$—	$503.1

	December 31, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$0.2	$—	$291.9	$—	$292.1
Restricted cash, included in prepaid expenses and other current assets	—	23.6	—	54.2	—	77.8
Cash, cash equivalents and restricted cash	$—	$23.8	$—	$346.1	$—	$369.9

	September 30, 2017
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$82.2	$—	$532.7	$—	$614.9
Restricted cash, included in prepaid expenses and other current assets	—	73.1	—	62.8	—	135.9
Cash, cash equivalents and restricted cash	$—	$155.3	$—	$595.5	$—	$750.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs announced, including potential shutdown or consolidation of certain operations. During the second quarter of 2018, the Company commenced a restructuring and remediation program at its Morgantown, West Virginia facility, for which activities and initiatives are ongoing. The continued restructuring actions other than for this facility are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $500.0 million and $600.0 million, inclusive of all restructuring charges incurred through September 30, 2018. As additional restructuring activities are undertaken, the Company expects to incur additional costs including employee related costs, such as severance and continuation of healthcare and other benefits; asset impairments; accelerated depreciation; costs associated with contract terminations; and other closure costs. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2017 to September 30, 2018:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2017:	$92.9	$14.1	$107.0
Charges (1)	15.1	30.3	45.4
Cash payment	(28.7)	(2.8)	(31.5)
Utilization	—	(30.8)	(30.8)
Foreign currency translation	0.6	—	0.6
Balance at March 31, 2018:	$79.9	$10.8	$90.7
Charges (1)	35.1	41.0	76.1
Cash payment	(31.1)	(8.2)	(39.3)
Utilization	—	(28.0)	(28.0)
Foreign currency translation	(2.7)	(0.6)	(3.3)
Balance at June 30, 2018:	$81.2	$15.0	$96.2
Charges (1)	16.2	64.6	80.8
Cash payment	(19.3)	(7.5)	(26.8)
Utilization	—	(54.6)	(54.6)
Foreign currency translation	(0.3)	0.2	(0.1)
Balance at September 30, 2018:	$77.8	$17.7	$95.5
____________

(1)
For the three months ended September 30, 2018, total restructuring charges in North America, Europe, and Rest of World were approximately $49.7 million, $28.5 million, and $2.6 million, respectively. For the nine months ended September 30, 2018, total restructuring charges in North America, Europe, Rest of World and corporate were approximately $108.1 million, $79.9 million, $13.3 million and $1.0 million, respectively.

At September 30, 2018 and December 31, 2017, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the Condensed Consolidated Balance Sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for contingent consideration amounts recorded. Our potential maximum development milestones not accrued for at September 30, 2018 totaled approximately $430 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions, and excludes potential milestone payments to Momenta Pharmaceuticals, Inc. (“Momenta”). We estimate the amounts that may be paid within the next year to be approximately $70 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
On October 1, 2018, Momenta announced that it had initiated discussions with Mylan, to exit its participation in the development of five biosimilar programs including M834, a proposed biosimilar to ORENCIA®. Momenta also announced that it intends to continue the development of M710, a proposed biosimilar to EYLEA® (aflibercept) injection. While the Company is in the process of discussing the transition of collaboration activities with Momenta, it remains committed to invest strategically in biosimilar programs through the evaluation of regulatory data and market dynamics.
There have been no other significant changes to our collaboration and licensing agreements as disclosed in our 2017 Form 10-K.

19.	Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years. While the Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, ASC Topic 740 required the Company to remeasure its deferred tax balances in 2017 in accordance with the 2018 rate reduction.
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
The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries, which the Company expects to pay, net of certain tax attributes and credit carryforwards, over eight years beginning in 2018. This amount is presented in other long-term liabilities in the Condensed Consolidated Balance Sheets.
Proposed regulations issued by the U.S. Department of the Treasury on August 1, 2018, provided further interpretive guidance on the transition tax. During the three months ended September 30, 2018, the Company revised its estimated liability for the transition tax from $113.6 million to $92.3 million. The $21.3 million benefit was recorded as a component of the Company’s tax provision during the three months ended September 30, 2018.
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
The Company’s major state taxing jurisdictions remain open from fiscal year 2008 through 2017, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2011 through 2017, some of which are indemnified by Strides Arcolab Limited (“Strides Arcolab”) for tax assessments.
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
Accounting for Uncertainty in Income Taxes
During the nine months ended September 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $85.3 million, which resulted in a net benefit to the income tax provision of approximately $52.3 million.

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
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million in an antitrust

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

case brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001. The Court entered final judgment on August 30, 2017 in the amount of approximately $67.0 million (not including post-judgment interest and fees and costs). Mylan filed a notice of appeal on September 15, 2017 with the United States Court of Appeals for the District of Columbia Circuit. This matter has been resolved by way of settlement and the case is closed. The Company paid approximately $34.5 million during 2018 related to this matter.
The Company maintained a surety bond underwritten by a third-party insurance company in the amount of $66.6 million which has been released.
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
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. In the second quarter, the Company paid approximately $23.5 million, and in October 2018, the Company paid approximately $42.2 million. No further amounts are owed by the Company.
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
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA and is still pending. MPI has since been included as an additional party. A trial date has been scheduled for July 2019.
The Company believes that it has strong defenses to these remaining cases. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company has a total accrual of approximately $16.0 million related to this matter at September 30, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets.

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
Trade Agreements Act (“TAA”)
On April 9, 2018, a subsidiary of Mylan N.V. received a civil investigative demand from the Commercial Litigation Branch of the U.S. Department of Justice (“DOJ”) concerning its TAA compliance for certain products. The company fully cooperated with DOJ. On September 14, 2018, the United States District Court for the Southern District of Ohio unsealed a qui tam lawsuit filed against the Mylan N.V. subsidiary concerning its TAA compliance for the same products identified in DOJ’s civil investigative demand. DOJ has declined to intervene in the lawsuit and has closed its investigation. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
SEC Request for Information/Subpoenas
On October 7, 2016, Mylan received a document request from the SEC’s Division of Enforcement seeking communications with the Centers for Medicare and Medicaid Services and documents concerning Mylan products sold and related to the MDRP, and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

initial document request, seeking information on and public disclosures regarding the MDRP Settlement and the classification of the EpiPen® Auto-Injector under the MDRP. Mylan has received subpoenas and additional requests for information in this matter and will continue to fully cooperate with the SEC.
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
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. A trial date has been scheduled for July 2020. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against Mylan Inc. and Mylan Specialty in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL. In this lawsuit, Sanofi alleges exclusive dealings and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. On November 1, 2018, Sanofi filed a Motion for a Suggestion of Remand of the case to the U.S. District Court for the District of New Jersey. This Motion remains pending. We believe that Sanofi’s claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at September 30, 2018, which is included in other current liabilities in the Condensed Consolidated Balance Sheets. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Mylan has been named in the United States and Canada, along with numerous other manufacturers, distributors, pharmacies, pharmacy benefit managers, and/or individual healthcare professionals, in certain civil lawsuits brought by plaintiffs, including local governmental entities, generally asserting statutory and/or common law claims arising from the manufacture, distribution, marketing, promotion, and sale of purported prescription opioids. The lawsuits seek damages, including punitive and/or exemplary damages, injunctive relief, attorneys’ fees and costs, and other relief. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Civil Litigation
The Company, along with other manufacturers, has been named as a defendant in putative class action lawsuits filed in 2016 and 2017 generally alleging anticompetitive conduct with respect to doxycycline hyclate (regular and delayed release), digoxin, divalproex, levothyroxine, propranolol, clomipramine, albuterol, benazepril and amitriptyline products (as well as a number of non-Mylan products). The lawsuits have been filed by putative classes of direct purchasers, indirect purchasers and indirect resellers and allege harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment. These lawsuits have been consolidated in an MDL proceeding in the EDPA. The Court has sequenced these lawsuits into three separate product groups. Defendants filed motions to dismiss complaints in the first product group. On October 16, 2018, the Court denied the motions with respect to the federal law claims and a decision on the state law claims remains pending. On January 22, 2018, three direct purchaser retailers filed a complaint against Mylan and other manufacturers asserting similar allegations with respect to the products identified above, as well as doxycycline monohydrate, glipizide-metformin, and verapamil (as well as other non-Mylan products). Subsequently, putative classes of direct purchasers, indirect purchasers, and indirect resellers filed complaints against Mylan and other manufacturers alleging harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment and asserting similar allegations with respect to a number of products, including Mylan’s doxycycline products, glipizide-metformin, and verapamil (as well as other non-Mylan products). These complaints also name Mylan’s President as a defendant and include allegations against him with respect to doxycycline hyclate delayed release. On August 3, 2018, a complaint was filed by a plaintiff claiming to be a direct and indirect purchaser against Mylan and other defendants alleging anti-competitive conduct with respect to certain of the products identified above as well as pravastatin. On September 25, 2018, a complaint was filed by plaintiffs on behalf of putative classes of direct and indirect purchasers against Mylan and other defendants alleging anti-competitive conduct with respect to generic drugs. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the European Court of Justice. The United Kingdom applied and was granted permission to intervene in this proceeding. The Company has accrued approximately €7.4 million as of September 30, 2018 and December 31, 2017, respectively, related to this matter. Generics [U.K.] Limited has received notices from European NHS Departments and health insurers stating an intention to commence follow-on litigation and asserting damages. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment dismissing Generics [U.K.] Limited’s claims against Merck KGaA and ordered Generics [U.K.] Limited to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. Generics [U.K.] Limited has appealed this decision, which remains pending. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, Generics [U.K.] Limited, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and Generics [U.K.] Limited, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount Generics [U.K.] Limited is jointly and severally liable for approximately £2.7 million, which has been accrued for as of September 30, 2018. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the European Court of Justice (“CJEU”). The CJEU sought written observations from Generics [U.K.] Limited, which were filed in September 2018.
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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $9.6 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

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
MPI filed with the FDA a Paragraph IV certification stating that approval of MPI’s ANDA for glatiramer acetate injection, 40 mg/mL will not infringe any valid claim of patents owned or controlled by the Plaintiffs listed in the FDA’s Orange Book. On October 6, 2014, Plaintiffs filed suit against MPI and Mylan Inc. in the District Court for the District of Delaware alleging infringement of the Orange Book patents and seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. On January 30, 2017, the Delaware District Court found, after trial, the asserted claims of the Orange Book patents-in-suit invalid as obvious.
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
Plaintiffs appealed both the District Court decision and the Patent and Trial and Appeal Board decision to the Federal Circuit. On October 12, 2018, the Federal Circuit affirmed both decisions finding the asserted claims of the Orange Book-listed patents invalid.
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
With respect to the Copaxone 40mg and Fulphila® litigations, the Company believes that the asserted patents are invalid and that its products do not infringe.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $4.6 million accrued related to these various other legal proceedings at September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended (the “2017 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2018, and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Financial Summary
The tables below are a summary of the Company’s financial results for the three and nine months ended September 30, 2018 compared to the prior year periods:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2018	2017	Change	% Change
Total revenues	$2,862.4	$2,987.1	$(124.7)	(4)%
Gross profit	1,039.2	1,178.1	(138.9)	(12)%
Earnings from operations	338.2	316.5	21.7	7%
Net earnings	176.7	88.3	88.4	100%
Diluted earnings per ordinary share	$0.34	$0.16	$0.18	113%

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2018	2017	Change	% Change
Total revenues	$8,355.2	$8,668.8	$(313.6)	(4)%
Gross profit	2,986.0	3,488.5	(502.5)	(14)%
Earnings from operations	672.8	1,018.0	(345.2)	(34)%
Net earnings	301.3	451.7	(150.4)	(33)%
Diluted earnings per ordinary share	$0.58	$0.84	$(0.26)	(31)%
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
Recent Developments
In the fourth quarter of 2016, the Company announced restructuring programs in certain locations representing initial steps in a series of actions that are anticipated to further streamline our operations globally. The Company continues to develop the details of the cost reduction initiatives, including workforce actions and other potential restructuring activities beyond the programs already announced. During the three and nine months ended September 30, 2018, the Company recorded pre-tax charges of $80.8 million and $202.3 million, respectively. Included within the charges during the nine months ended September 30, 2018 were $108.6 million for non-cash asset impairment charges with the remaining charges primarily related to severance and employee benefits. The continued restructuring actions, other than the activities at the Morgantown, West Virginia facility described below, are expected to be implemented through fiscal year 2018. The Company anticipates total aggregate pre-tax charges for committed restructuring activities ranging between $500.0 million and $600.0 million, inclusive of all restructuring charges incurred through the third quarter of 2018. In addition, as a result of the restructuring activities that have been undertaken to date, management believes the potential annual savings will be between approximately $400.0 million and $475.0 million once fully implemented, with the majority of these savings improving operating cash flow. At this time, the expenses related to the additional restructuring activities cannot be reasonably estimated.
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Fund (the “Fund”). The Fund created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017. Based upon initial correspondence received from the State of New York, the Company believes its amount related to the Fund for calendar year 2017 will be immaterial.
The U.S. Food and Drug Administration (“FDA”) completed an inspection at Mylan’s plant in Morgantown, West Virginia earlier this year and made observations through a Form 483. The Company has submitted a comprehensive response to the FDA and committed to a robust improvement plan. During the second quarter of 2018, the Company commenced a restructuring and remediation program aimed at reducing complexity at the Morgantown manufacturing facility. The program includes the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive remediation activities. These actions have led to a temporary disruption in supply of certain products.

Once the remediation and restructuring activities in Morgantown are completed, the Company anticipates improved costs, efficiencies and profitability from the operations at the plant. The value and profitability related to the rationalized products is not proportionate to the reduced volumes of those products as the Company expects that manufacturing costs related to transferred products will be reduced and many of the discontinued products have lower than average gross margins. In addition, as it relates to North America, no significant new product revenue is forecasted from the Morgantown facility in 2019, and only eight of our top 50 gross margin generating products and only one out of the top 10 are currently manufactured in Morgantown.
The Company has incurred expenses amounting to approximately $97.7 million and $184.2 million for the three and nine months ended September 30, 2018, respectively, for incremental manufacturing variances, site remediation and restructuring charges. Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous improvement in a time of evolving industry dynamics and regulatory expectations.
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

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,
(In millions)	2018	2017	% Change	2018 Currency Impact (1)	2018 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,012.3	$1,172.2	(14)%	$2.5	$1,014.8	(13)%
Europe	1,041.3	1,040.8	—%	17.2	1,058.5	2%
Rest of World	773.7	743.3	4%	55.0	828.7	11%
Total net sales	2,827.3	2,956.3	(4)%	$74.7	$2,902.0	(2)%

Other revenues (3)	35.1	30.8	14%	0.3	35.4	15%
Consolidated total revenues (4)	$2,862.4	$2,987.1	(4)%	$75.0	$2,937.4	(2)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2018 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended September 30, 2018, other revenues in North America, Europe, and Rest of World were approximately $20.9 million, $7.4 million, and $6.8 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.86 billion, compared to $2.99 billion for the comparable prior year period, representing a decrease of $124.7 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.83 billion, compared to $2.96 billion for the comparable prior year period, representing a decrease of $129.0 million, or 4%. Other revenues for the current quarter were $35.1 million, compared to $30.8 million for the comparable prior year period, an increase of $4.3 million.
The decrease in total revenues included lower net sales in the North America segment of 14%. This decrease was partially offset by increased net sales in the Rest of World segment of 4%. Net sales in the Europe segment were essentially flat. The overall decrease in total revenues was primarily driven by a decrease in net sales from existing products. Net sales from existing products, partially offset by new product launches, decreased on a constant currency basis by approximately $14.6 million primarily as a result of lower volumes, and to a lesser extent, pricing. Net sales were also negatively impacted by approximately $39.8 million due to the adoption of new accounting standards. Mylan’s total revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia and the European Union. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $75.0 million, resulting in a decrease in constant currency total revenues of approximately $49.7 million, or 2%.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 23% and 23% for the three months ended September 30, 2018 and 2017, respectively.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended September 30, 2018 and 2017 and the net change period over period:
North America Segment
Net sales from North America decreased by $159.9 million or 14% during the three months ended September 30, 2018 when compared to the prior year period. This decrease was due primarily to lower volumes on existing products, including the EpiPen® Auto-Injector, partially offset by new product sales, including the recent launch of Fulphila™, a biosimilar to Neulasta® (pegfilgrastim). The decline in volumes was primarily driven by the timing of purchases of our products by customers, the divestiture of certain contract manufacturing assets, the loss of exclusivity of a product, and actions associated with the restructuring and remediation program at the Morgantown manufacturing facility. In addition, net sales were negatively impacted by approximately $50.4 million related to the implementation of new accounting standards. Pricing slightly decreased when compared to the prior year period. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $0.5 million during the three months ended September 30, 2018 when compared to the prior year period. This increase was primarily the result of new product sales and higher volumes on existing products. These were partially offset by lower pricing and the unfavorable impact of foreign currency translation which was approximately $17.2 million, or 2%. Constant currency net sales increased by approximately $17.7 million, or 2% when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $30.4 million, or 4% during the three months ended September 30, 2018 when compared to the prior year period. This increase was primarily the result of new product sales, partially offset by the unfavorable impact of foreign currency translation and lower pricing. The increase in net sales as a result of new products was primarily due to new product sales from the Company’s anti-retroviral therapy franchise combined with new product sales in Australia and China. Also, volumes were essentially flat as an increase in sales of key brands in China was offset by decreases in other markets. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $55.0 million, or 7% during the three months ended September 30, 2018. Constant currency net sales increased by approximately $85.4 million, or 11%.

Cost of Sales and Gross Profit
Cost of sales increased from $1.81 billion for the three months ended September 30, 2017 to $1.82 billion for the three months ended September 30, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended September 30, 2018 was $1.04 billion and gross margins were 36%. For the three months ended September 30, 2017, gross profit was $1.18 billion and gross margins were 39%. Gross margins were negatively impacted by approximately 230 basis points related to the incremental amortization from product acquisitions and in-process research and development (“IPR&D”) impairment charges. Gross margins were also negatively affected by approximately 340 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current quarter principally as a result of the activities at the Company’s Morgantown facility. In addition, gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America. The unfavorable impact of these items was partially offset by the favorable impact from new product sales and the impact of incremental sales of certain global key brands. Adjusted gross margins were 55% for the three months ended September 30, 2018, compared to 53% for the three months ended September 30, 2017. Adjusted gross margins were favorably impacted by new product sales and the impact of incremental sales of certain global key brands.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is as follows:

	Three Months Ended
	September 30,
(In millions)	2018	2017
U.S. GAAP cost of sales	$1,823.2	$1,809.0
Deduct:
Purchase accounting amortization and other related items	(426.9)	(361.4)
Restructuring and related costs	(51.8)	(21.0)
Acquisition related items	(1.4)	0.2
Other special items	(65.4)	(12.3)
Adjusted cost of sales	$1,277.7	$1,414.5

Adjusted gross profit (a)	$1,584.7	$1,572.6

Adjusted gross margin (a)	55%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended September 30, 2018 was $144.1 million, compared to $182.3 million for the comparable prior year period, a decrease of $38.2 million. This decrease was primarily due to lower expenditures related to the Company’s respiratory programs, lower expenses due to the reprioritization of global programs, and to higher payments in the prior year period related to licensing arrangements for products in development.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $577.3 million, compared to $664.1 million for the comparable prior year period, a decrease of $86.8 million. The decrease is due to ongoing integration activities and reduced share-based compensation expense primarily due to the Company’s determination that it was no longer probable that the minimum performance condition would be met and the reversal of all of the remaining cumulative expense related to the Company’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) that resulted in the Company recognizing a reduction in share-based compensation expense of approximately $47.1 million during the three months ended September 30, 2018. In addition, the Company experienced lower restructuring and acquisition-related expenses in the current quarter when compared to the prior year period. Partially offsetting these items, the Company recorded $20.0 million of compensation expense as an additional discretionary bonus for a certain group of employees during the three months ended September 30, 2018. None of the employees who will receive this bonus are named executive officers.
Litigation Settlements and Other Contingencies, Net
During the three months ended September 30, 2018, the Company recorded a net gain of $20.4 million, while during the three months ended September 30, 2017, the Company recorded a net charge of $15.2 million. During the three months ended September 30, 2018, the Company recorded a gain of approximately $19.3 million for a fair value adjustment related to the contingent consideration for the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The fair value adjustment was the result of changes to assumptions relating to the timing of product launch along with other competitive and market factors. The net charge in the prior year period consists primarily of an increase to a litigation accrual for an anti-trust related matter.
Interest Expense
Interest expense for the three months ended September 30, 2018 totaled $136.2 million, compared to $131.8 million for the three months ended September 30, 2017, an increase of $4.4 million. The increase is primarily due to slightly higher average interest rates on debt issued in 2018 when compared to the debt instruments redeemed during 2018.
Other Expense, Net
Other expense, net, was $9.8 million for the three months ended September 30, 2018, compared to $5.1 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses, interest, and other investment gains and losses. Other expense, net was comprised of the following for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$12.6	$22.4
Foreign exchange losses/(gains), net	1.6	(14.9)
Other gains, net	(4.4)	(2.4)
Other expense, net	$9.8	$5.1
Income Tax Provision
For the three months ended September 30, 2018, the Company recognized an income tax provision of $15.5 million, compared to an income tax provision of $91.3 million for the comparable prior year period. The effective tax rate for the three months ended September 30, 2018 versus the comparable prior year period was impacted by the changing mix of income earned in jurisdictions with differing tax rates. In addition, the prior year period was impacted by changes in valuation allowances applied to certain tax attributes. During the current quarter, the Company also recorded a benefit of approximately $6.2 million related to the finalization of previously recorded 2017 tax estimates upon the filing of tax returns.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended
	September 30,
(In millions)	2018	2017	% Change	2018 Currency Impact (1)	2018 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$2,998.4	$3,666.7	(18)%	$(3.2)	$2,995.2	(18)%
Europe	3,070.3	2,887.1	6%	(184.0)	2,886.3	—%
Rest of World	2,164.5	2,016.4	7%	33.4	2,197.9	9%
Total net sales	8,233.2	8,570.2	(4)%	(153.8)	8,079.4	(6)%

Other revenues (3)	122.0	98.6	24%	(2.6)	119.4	21%
Consolidated total revenues (4)	$8,355.2	$8,668.8	(4)%	$(156.4)	$8,198.8	(5)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2018 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the nine months ended September 30, 2018, other revenues in North America, Europe, and Rest of World were approximately $84.5 million, $19.8 million, and $17.7 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2018, Mylan reported total revenues of $8.36 billion, compared to $8.67 billion for the comparable prior year period, representing a decrease of $313.6 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2018 were $8.23 billion, compared to $8.57 billion for the comparable prior year period, representing a decrease of $337.0 million, or 4%. Other revenues for the nine months ended September 30, 2018 were $122.0 million, compared to $98.6 million for the comparable prior year period. The increase in other revenues was primarily the result of consideration received from a license of intellectual property during the current year period.
The decrease in total revenues included lower net sales in the North America segment of 18%. This decrease was partially offset by increased net sales in the Europe segment of 6%, and in the Rest of World segment of 7%. The overall decrease in total revenues was primarily driven by a decrease in net sales from existing products. Net sales from existing products, partially offset by new product sales, decreased on a constant currency basis by approximately $426.5 million primarily as a result of lower volumes, and to a lesser extent, pricing. Net sales were also negatively impacted by approximately $64.4 million due to the adoption of new accounting standards. Mylan’s total revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, the United Kingdom, and Japan. The favorable impact of foreign currency translation on current year total revenues was approximately $156.4 million. On a constant currency basis, the decline in total revenues for the nine months ended September 30, 2018 was approximately $470.0 million, or 5%.
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 20% and 22% for the nine months ended September 30, 2018 and 2017, respectively.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the nine months ended September 30, 2018 and 2017 and the net change period over period:
North America Segment
Net sales from North America decreased by $668.3 million or 18% during the nine months ended September 30, 2018 when compared to the prior year period. This decrease was due primarily to lower volumes on existing products, including the EpiPen® Auto-Injector, partially offset by new product sales. The decline in volumes was primarily driven by the timing of purchases of our products by customers, the divestiture of certain contract manufacturing assets, the loss of exclusivity of certain products, and actions associated with the restructuring and remediation program at the Morgantown manufacturing facility. In addition, net sales were negatively impacted by $99.1 million related to the implementation of new accounting standards. Pricing also declined when compared to the prior year. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $183.2 million or 6% during the nine months ended September 30, 2018 when compared to the prior year period. This increase was primarily the result of the favorable impact of foreign currency translation, new product sales, and to a lesser extent, higher volumes of existing products. The favorable impact of foreign currency translation was approximately $184.0 million or 6%. Partially offsetting these items was lower pricing on existing products. Constant currency net sales were essentially flat compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $148.1 million or 7% during the nine months ended September 30, 2018 when compared to the prior year period. This increase was primarily the result of new product sales, and to a lesser extent, higher volumes of existing products including higher sales of key brands in China. The increase in net sales as a result of new products was primarily due to new product sales from the Company’s anti-retroviral therapy franchise combined with new product sales in Australia, Japan and China. This increase was partially offset by lower pricing on existing products and the unfavorable impact of foreign currency translation. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $33.4 million, or 2%. Constant currency net sales increased by approximately $181.5 million or 9% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales increased from $5.18 billion for the nine months ended September 30, 2017 to $5.37 billion for the nine months ended September 30, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the nine months ended September 30, 2018 was $2.99 billion and gross margins were 36%. For the nine months ended September 30, 2017, gross profit was $3.49 billion and gross margins were 40%. Gross margins were negatively impacted by approximately 260 basis points related to the incremental amortization from product acquisitions and IPR&D impairment charges. Gross margins were also negatively affected by approximately 220 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current period principally as a result of the activities at the Company’s Morgantown facility. In addition, gross margins were negatively impacted in the current quarter as a result of lower gross profit from the sales of existing products in North America. The unfavorable impact of these items was partially offset by the impact from new product sales. Adjusted gross margins were 54% for the nine months ended September 30, 2018, compared to 53% for the nine months ended September 30, 2017.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is as follows:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
U.S. GAAP cost of sales	$5,369.2	$5,180.3
Deduct:
Purchase accounting amortization and other related items	(1,275.2)	(1,054.9)
Acquisition related items	(2.4)	(1.9)
Restructuring and related costs	(97.2)	(37.3)
Other special items	(139.4)	(39.2)
Adjusted cost of sales	$3,855.0	$4,047.0

Adjusted gross profit (a)	$4,500.2	$4,621.8

Adjusted gross margin (a)	54%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2018 was $555.7 million, compared to $580.9 million for the comparable prior year period, a decrease of $25.2 million. This decrease was primarily due to lower expenditures related to the Company’s respiratory programs, and lower expenses due to the reprioritization of global programs. Partially offsetting this decrease were slightly higher payments in the current year related to licensing arrangements for products in development which totaled approximately $100.5 million during the nine months ended September 30, 2018, compared to approximately $89.9 million in the prior year period.

Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2018 was $1.81 billion, compared to $1.92 billion for the comparable prior year period, a decrease of $107.3 million. The decrease is primarily due to ongoing integration activities, lower acquisition-related costs of approximately $41.8 million, and reduced share-based compensation expense primarily due to the reversal of all of the remaining cumulative expense related to the 2014 Program that resulted in the Company recognizing a reduction in share-based compensation expense of approximately $70.6 million during the nine months ended September 30, 2018. These decreases were partially offset by an increase in bad debt expense of approximately $23.0 million primarily related to a special business interruption event for one customer, and $20.0 million of compensation expense as an additional discretionary bonus for a certain group of employees. None of the employees who will receive this bonus are named executive officers.
Litigation Settlements and Other Contingencies, Net
During the nine months ended September 30, 2018 and 2017, the Company recorded a net gain of $50.6 million and $25.8 million, respectively, for litigation settlements and other contingencies. During the nine months ended September 30, 2018, the Company recognized a net gain of $49.3 million for fair value adjustments related to the respiratory delivery platform contingent consideration. The fair value adjustments were the net result of changes to assumptions relating to the timing of product launch along with other competitive and market factors. In addition, the Company recognized a gain of approximately $14.7 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $13.3 million, primarily related to an anti-trust matter and a patent infringement matter. During the nine months ended September 30, 2017, the Company recorded a gain of approximately $88.1 million for fair value adjustments related to the contingent consideration for the respiratory delivery platform. Offsetting this gain were accruals of approximately $52.5 million primarily related to the modafinil and EpiPen® Auto-Injector litigation matters and an accrual increase related to an anti-trust related matter. In addition, a fair value loss of $9.9 million related to the contingent consideration related to the acquisition of certain female healthcare businesses from Famy Care Limited was recognized during the prior year period.
Interest Expense
Interest expense for the nine months ended September 30, 2018 totaled $407.1 million, compared to $406.3 million for the nine months ended September 30, 2017, an increase of $0.8 million. The increase is primarily due to slightly higher average interest rates on debt issued in 2018 when compared to the debt instruments redeemed during 2018, which was partially offset by the impact of lower average long-term debt balances during the nine months ended September 30, 2018 as compared to the prior year period.
Other Expense, Net
Other expense, net was $44.3 million for the nine months ended September 30, 2018, compared to $35.8 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$58.6	$77.2
Foreign exchange gains, net	(16.0)	(33.0)
Other losses/(gains), net	1.7	(8.4)
Other expense, net	$44.3	$35.8
Income Tax (Benefit) Provision
For the nine months ended September 30, 2018, the Company recognized an income tax benefit of $79.9 million, compared to an income tax provision of $124.2 million for the comparable prior year period. During the nine months ended September 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million. Partially offsetting this benefit was an increase in the reserve for uncertain tax benefits of approximately $18.0 million for certain other matters. Additionally, during the nine months ended September 30, 2018, income tax benefits of approximately $30.0 million were recognized upon revaluations of certain deferred tax items upon statutory rate changes in certain non-U.S. jurisdictions, $6.9 million of valuation allowance releases in certain jurisdictions, and a benefit of approximately $6.2 million related to the finalization of previously recorded 2017 tax estimates upon the filing of tax returns. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates, and changes in valuation allowances applied to certain tax attributes.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2018		2017		2018		2017
U.S. GAAP net earnings and U.S. GAAP EPS	$176.7	$0.34	$88.3	$0.16	$301.3	$0.58	$451.7	$0.84
Purchase accounting related amortization (primarily included in cost of sales) (a)	428.7		370.7		1,282.4		1,074.9
Litigation settlements and other contingencies, net	(20.4)		15.2		(50.6)		(25.8)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	12.1		10.3		31.0		37.2
Clean energy investments pre-tax loss	12.6		22.4		58.6		66.4
Acquisition related costs (primarily included in SG&A and cost of sales) (b)	4.9		15.2		17.4		60.2
Restructuring related costs (c)	80.8		73.4		202.3		112.8
Other special items included in:
Cost of sales (d)	65.4		12.3		139.4		39.2
Research and development expense (e)	3.2		15.1		100.3		89.9
Selling, general and administrative expense (f)	(0.7)		4.0		33.2		12.7
Other expense, net (g)	1.3		(3.1)		25.5		4.8
Tax effect of the above items and other income tax related items	(116.6)		(34.1)		(445.7)		(244.5)
Adjusted net earnings and adjusted EPS	$648.0	$1.25	$589.7	$1.10	$1,695.1	$3.28	$1,679.5	$3.13
Weighted average diluted ordinary shares outstanding	516.5		537.0		516.5		537.0
____________
Significant items for the three and nine months ended September 30, 2018 include the following:

(a)
The increase in purchase accounting related amortization is primarily due to the increase in amortization expense as a result of the full impact of certain product rights acquisitions which occurred in 2017, the current year impact of the 2018 product rights acquisitions and IPR&D impairment charges of $15.5 million and $87.5 million during the three and nine months ended September 30, 2018, respectively.

(b)	Acquisition related costs incurred in 2017 and through the nine months ended September 30, 2018 consist primarily of integration activities.

(c)
For the three months ended September 30, 2018, approximately $51.8 million is included in cost of sales, $0.3 million is included in R&D, and $28.7 million is included in SG&A. For the nine months ended September 30, 2018, approximately $97.2 million is included in cost of sales, $17.0 million is included in R&D, and $88.4 million is included in SG&A. Refer to Note 17 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)
The three and nine months ended September 30, 2018 increases relate primarily to expenses of $48.9 million and $104.9 million, respectively, for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown facility.

(e)
R&D expense for the three months ended September 30, 2018 includes expenses related to on-going collaboration agreements, including Momenta. For the nine months ended September 30, 2018, R&D expense includes $73.5 million related to four non-refundable upfront payments for development agreements entered into during the current period. The remaining expense relates to the on-going collaboration agreements, including Momenta. R&D expense for the three months ended September 30, 2017 includes $8.0 million related to Momenta collaboration expense. For the nine months ended September 30, 2017, R&D expense includes an upfront expense of approximately $50.0 million related to a joint development and marketing agreement for a respiratory product, $22.5 million related to Momenta collaboration expense, and other similar smaller agreements.

(f)
The decrease for the three months ended September 30, 2018 is primarily related to a gain from the sale of assets. The increase for the nine months ended September 30, 2018 is primarily related to bad debt expense of approximately $26.5 million related to a special business interruption event for one customer.

(g)
The increase for the nine months ended September 30, 2018 is primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operations, which was $1.71 billion for the nine months ended September 30, 2018. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $136.3 million to $1.71 billion for the nine months ended September 30, 2018, as compared to net cash provided by operating activities of $1.57 billion for the nine months ended September 30, 2017. Net cash provided by operating activities is derived by net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in net cash provided by operating activities was principally due to the following:

•
a net increase in cash provided by other operating assets and liabilities, net of $413.4 million, principally a result of payments made of approximately $255.2 million related to the MDRP Settlement and payments of other accruals in the prior year period;

•	a net decrease in the amount of cash used through changes in accounts payable of $173.3 million as a result of the timing of cash payments;

•	a net decrease in the amount of cash used through changes in income taxes of $51.9 million as a result of the level and timing of estimated tax payments made during the current period; and

•	a net increase in the amount of cash provided by accounts receivable of $46.0 million, reflecting the timing of sales and cash collections.

These items were partially offset by the following:

•	a decrease in net earnings of approximately $150.4 million, principally as a result of a decrease in earnings from operations;

•
a net decrease in non-cash expenses of $60.3 million. The net decrease in non-cash expenses was primarily due to a net increase in the deferred income tax benefit of $167.3 million, a decrease in share-based compensation expense of $72.8 million, a net decrease in other non-cash items of $27.1 million and a decrease in the loss from equity method investments of $18.6 million, partially offset by increased depreciation and amortization of $221.2 million; and

•	a net increase of $337.6 million in the amount of cash used through changes in inventory balances.
Investing Activities
Net cash used in investing activities was $1.03 billion for the nine months ended September 30, 2018, as compared to $755.7 million for the nine months ended September 30, 2017, a net increase of $279.1 million.
In 2018, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $65.9 million related to deferred non-contingent purchase price payments for the acquisition of Apicore, Inc.;

•
payments for product rights and other, net totaling approximately $854.2 million, which included payments of approximately $817 million related to commercialized product rights, primarily related to the worldwide rights to the TOBI Podhaler® and TOBI® solution, Betadine in certain European markets and other products in certain rest of world markets; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $137.4 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2018 calendar year are expected to be approximately $250 million to $300 million.

In 2017, significant items in investing activities included the following:

•	cash paid for acquisitions totaling approximately $71.6 million related to the Company’s acquisition of Meda AB (publ.) (“Meda”);

•
payments for product rights and other, net totaled approximately $558.8 million, which included a payment of $50.0 million related to the acquisition of intellectual property rights for the Cold-EEZE® brand cold remedy line, a payment of $168.0 million related to the acquisition of additional intellectual property rights and marketing authorizations and a payment of $277.9 million related to the acquisition of a portfolio of generic product rights in the United States;

•	proceeds from the sale of certain European assets for approximately $31.1 million; and

•	capital expenditures, primarily for equipment and facilities, totaled approximately $156.4 million.

Financing Activities
Net cash used in financing activities was $514.7 million for the nine months ended September 30, 2018, compared to net cash used in financing activities of $1.25 billion for the nine months ended September 30, 2017, a net decrease of $739.2 million.

In 2018, significant items in financing activities included the following:

•	the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program;

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

•	a net decrease in short-term borrowings of $45.9 million.
In 2017, significant items in financing activities included the following:

•	proceeds of €500 million related to the issuance of the 2020 Floating Rate Euro Notes;

•	a voluntary prepayment of $1.5 billion of the 2016 Term Facility and $245 million of the Meda 2.0kr billion term loan; and

•	net repayments of short-term borrowings of $48.3 million.
Capital Resources
Our cash and cash equivalents totaled $449.2 million at September 30, 2018, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility, including the Commercial Paper Program, and the Receivables Facility (each as defined below) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”). In January 2018, the maturity of the Receivables Facility was extended to January 2019. From time-to-time, the available amount of the Receivables Facility may be less than $400 million based on accounts receivable concentration limits and other eligibility requirements. As of September 30, 2018, the Company had no amounts outstanding under the Receivables Facility.

At September 30, 2018, our long-term debt, including the current portion, totaled $14.43 billion, as compared to $14.61 billion at December 31, 2017. Total long-term debt is calculated net of deferred financing fees which were $77.9 million and $75.0 million at September 30, 2018 and December 31, 2017, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2018 was as follows for each of the periods ending December 31:
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
Following the acquisition of Meda (a qualifying acquisition), the leverage ratio changed to 4.25 to 1.00 through June 30, 2017. On November 3, 2017, the Company entered into an amendment to the agreements for the 2016 Term Facility and 2016 Revolving Facility to extend the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period. The 2018 Revolving Facility similarly provides for a leverage ratio covenant of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at September 30, 2018 and expects to remain in compliance for the next twelve months.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the Condensed Consolidated Balance Sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Our potential maximum development milestones not accrued for at September 30, 2018 totaled approximately $430 million, which includes the new agreements entered into during 2018 and excludes potential milestone payments to Momenta. We estimate the amounts that may be paid within the next year to be approximately $70 million. These agreements may also include potential sales based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
On October 1, 2018, Momenta announced that it had initiated discussions with Mylan, to exit its participation in the development of five biosimilar programs including M834, a proposed biosimilar to ORENCIA®. Momenta also announced that it intends to continue the development of M710, a proposed biosimilar to EYLEA® (aflibercept) injection. While the Company is in the process of discussing the transition of collaboration activities with Momenta, it remains committed to invest strategically in biosimilar programs through the evaluation of regulatory data and market dynamics.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $418.8 million at September 30, 2018. In addition, the Company expects to incur approximately $20 million to $25 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2018.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $52 million accrued for legal contingencies at September 30, 2018.
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
Application of Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. On January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of the date of adoption. Under ASC 606, we recognize net revenue for product sales and services when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. The adoption of this standard did not have a material impact of the Company’s consolidated financial position nor is it expected to have a material impact on future net earnings. Please see Note 2 Revenue Recognition and Accounts Receivable of Part I, Item 1 of this Form 10-Q for additional information regarding the adoption of ASC 606. In addition, please see Part II, Item 7, Application Critical Accounting Policies in the 2017 Form 10-K. There have been no other material changes to our critical accounting policies and estimates since our 2017 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2017, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION
Pursuant to Section 8(e) of the Executive Employment Agreements with Heather Bresch, Chief Executive Officer of Mylan N.V., and Rajiv Malik, President of Mylan N.V., we intend to enter into new or renewed agreements and commenced discussions regarding the contracts during the third quarter.
The terms of the existing agreements have been extended through April 1, 2019, by which time the parties expect to have finalized the terms of the agreements.

ITEM 6. EXHIBITS

10.1
Revolving Credit Agreement, dated as of July 27, 2018, among Mylan Inc., as borrower, Mylan N.V., as a guarantor, the other guarantors party thereto, certain lenders and issuing banks and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on July 30, 2018, and incorporated herein by reference.

10.2	Form of Dealer Agreement among Mylan N.V., Mylan Inc. and the Dealer thereto, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 30, 2018, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
November 6, 2018

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
November 6, 2018