Form 10-K/A
period 2018-12-31
Mylan N.V.
filed 2019-04-30
CIK 1623613

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

The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of April 25, 2019 was 515,418,053.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on February 27, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Forward-Looking Statements

This Amendment contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our products; any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market, including, but not limited to, where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our manufacturing facilities, including with respect to our remediation and restructuring activities, supply chain or inventory or our ability to meet anticipated demand; the scope, timing and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our financial condition, results of operations and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition (the “EPD Business Acquisition”) of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions, strategic initiatives or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the Original Filing and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Amendment and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Amendment other than as required by law.

Reconciliation of Non-GAAP Financial Measures

This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including, but not limited to, adjusted diluted earnings per share (“adjusted EPS”), adjusted free cash flow, Adjusted FCF/Credit Agreement Debt (as defined herein), and return on invested capital (“ROIC”), are presented in order to supplement investors’ and other readers’ understanding and assessment of Mylan’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, Mylan believes that an evaluation of its ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics included herein, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the adjusted EPS metric and the adjusted free cash flow metric. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

MYLAN N.V.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2018

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The names, ages, and positions of Mylan’s executive officers as of April 30, 2019, are as follows:

Heather Bresch	49	Chief Executive Officer (principal executive officer)
Rajiv Malik	58	President
Kenneth S. Parks	55	Chief Financial Officer (principal financial officer)
Anthony Mauro	46	Chief Commercial Officer

Ms. Bresch has served as Mylan’s Chief Executive Officer (“CEO”) since January 1, 2012. She continues to lead the next chapter of Mylan’s growth and performance, pursuing a strategy that has produced a sustainable organization that is built for the long-term. Among many other areas of focus, Ms. Bresch is leading a business transformation initiative to further enhance the long-term success and sustainability of the Company, and continues to lead the diversification of the Company in terms of products, markets and channels, a process proven to expand access to the medicines upon which patients depend, while generating durable cash flows that can be reinvested to further differentiate and enhance Mylan’s business.

Ms. Bresch is a recognized leader in the industry and a vocal champion of initiatives and policy changes aimed at removing access barriers. Among her policy priorities are increasing generic utilization, driving biosimilars interchangeability, stemming the tide of HIV/AIDS, ensuring a fair and a level playing field, and strengthening the global supply chain to make it safer for all patients. Additional details regarding Ms. Bresch’s background can be found on page 3.

Mr. Malik has served as Mylan’s President since January 1, 2012 and has more than 36 years of experience in the pharmaceutical industry. He has a unique combination of scientific, manufacturing, supply chain, and commercial expertise, and oversees the day-to-day operations of the Company, including commercial, scientific affairs, manufacturing, supply chain and quality as well as business development and information technology. Mr. Malik has been instrumental in, among other things, expanding and optimizing Mylan’s product portfolio, leveraging Mylan’s global research and development (“R&D”) capabilities, and expanding Mylan’s presence in emerging markets. Additional details regarding Mr. Malik’s background can be found on page 6.

Ms. Bresch and Mr. Malik are also members of Mylan’s Board of Directors (the “Board”).

Mr. Parks has served as Chief Financial Officer since June 2016. Mr. Parks is responsible for all of our global finance functions, including accounting and control, financial planning and analysis, investor relations, treasury and tax. He also leads our Global Integrated Services organization, which centralizes the management of transaction-intensive Finance, Human Relations, Information Technology and other activities to drive scale, efficiency and consistency. In addition, Mr. Parks heads up Global Data and Strategic Analytics, which provides actionable insights to our leaders as well as analytics solutions to our broader business. Mr. Parks previously served as chief financial officer for WESCO International, Inc. (“WESCO”), a leading provider of electrical, industrial and communication products, from June 2012 to May 2016, where he led all aspects of the finance function at WESCO. From June 2012 to December 2013, Mr. Parks also served as a vice president, and starting in January 2014, he served as senior vice president. Prior to joining WESCO, Mr. Parks spent the majority of his career at United Technologies Corporation (“UTC”) in a variety of U.S. and international finance roles. He most recently served as vice president, finance, for the $7 billion UTC Fire & Security division from 2008 to February 2012.

Mr. Mauro has served as Chief Commercial Officer since January 2016. In this role, Mr. Mauro oversees all of Mylan’s commercial businesses around the world, and is responsible for leveraging Mylan’s diverse portfolio, pipeline and expansive commercial infrastructure to drive business growth across multiple markets and channels. Prior to that date, Mr. Mauro served as President, North America, of Mylan since January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. In his 23 years at Mylan, Mr. Mauro has held roles of increasing responsibility, including Chief Operating Officer for Mylan Pharmaceuticals ULC in Canada and Vice President of Strategic Development, North America, and Vice President of Sales, North America for Mylan.

Each executive officer listed above, other than Mr. Parks, was an executive officer of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Business Acquisition, and became an officer of Mylan N.V. on such date in connection with the EPD Business Acquisition.

Pursuant to the Rules for the Board of Directors of Mylan N.V., each officer holds office until his or her successor shall have been appointed, or until his or her death, resignation or removal.

Mylan’s Board

Mylan’s Board currently consists of 12 directors, each of whom is either an executive director or a non-executive director pursuant to applicable Dutch law. On April 30, 2019, the Board voted to increase the size of the Board to 13 directors, effective after the 2019 annual general meeting of shareholders (the “2019 AGM”), and nominated Richard Mark to be elected by shareholders at the 2019 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting held after his election.

Executive directors are responsible for the daily management and operation of the Company and, beyond their critical strategic and oversight role, non-executive directors are responsible for monitoring the performance of the executive directors and management.

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

Name	Age(2)	Other Positions with Mylan and Principal Occupation	Has served as director since(3)
Heather Bresch(1)	49	Chief Executive Officer	2011

Hon. Robert J. Cindrich	75	President, Cindrich Consulting, LLC	2011

Robert J. Coury	58	Chairman	2002
JoEllen Lyons Dillon	55	Retired Executive Vice President, Chief Legal Officer and Corporate Secretary, The ExOne Company	2014

Neil Dimick, C.P.A.(4)	69	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation	2005
Melina Higgins	51	Retired Partner and Managing Director, Goldman Sachs	2013
Harry A. Korman	61	Retired Chief Operating Officer and Former Consultant to Mylan Inc.	2018

Rajiv Malik(1)	58	President	2013

Mark W. Parrish	63	Lead Independent Director and Vice Chairman; Executive Chairman, TridentUSA Health Services	2009
Pauline van der Meer Mohr	59	Former President of the Executive Board at Erasmus University, Rotterdam	2018
Randall L. (Pete) Vanderveen, Ph.D.	68	Retired Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement, School of Pharmacy, University of Southern California	2002

Sjoerd S. Vollebregt	64	Chairman, Supervisory Board of Heijmans N.V.; Chairman, Advisory Board of Airbus Defence and Space Netherlands B.V.; Chairman, Economic Development Board Drecht Cities	2017

Nominated for election for the first time at the 2019 AGM

Richard Mark, C.P.A	65	Retired Partner at Deloitte & Touche LLP

(1)	Refers to an executive director. All other directors listed above are non-executive directors.

(2)	Ages as of April 30, 2019.

(3)

Includes service as director of Mylan Inc. and Mylan N.V. Each director listed above, other than Mr. Korman, Ms. van der Meer Mohr and Mr. Vollebregt (as well as Mr. Mark who is not currently a director of Mylan but will be nominated for the first time at the 2019 AGM), was a director of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Business Acquisition and became a director of Mylan N.V. on such date in connection with the EPD Business Acquisition.

(4)	C.P.A. distinction refers to “inactive” status.

Heather Bresch. Ms. Bresch has served as Mylan’s CEO since January 1, 2012. Throughout her 27-year career with Mylan, Ms. Bresch has held roles of increasing responsibility in more than 15 functional areas. Prior to becoming CEO, Ms. Bresch served as the Company’s President, where she was responsible for its day-to-day operations. Before that, she served as Chief Operating Officer and Chief Integration Officer, leading the successful integration of two international acquisitions – Matrix Laboratories and Merck KGaA’s generics business — which more than doubled Mylan’s size and transformed it from a purely U.S. company to a global one.

As CEO, Ms. Bresch has been leading the next chapter of Mylan’s growth and performance, pursuing a strategy that has produced a sustainable organization that is making great strides in its mission of delivering better health for a better world by providing 7 billion people access to high quality medicine. In continuing to execute on this strategy, Ms. Bresch is focused on further diversifying the Company in terms of products, markets and channels, a process proven to expand access and generate durable cash flows that can be reinvested to further differentiate Mylan and position it to support the transformation of outdated healthcare systems.

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

Ms. Bresch is a frequent speaker on issues such as affordable healthcare and global competitiveness and has testified before the U.S. Congress and U.S. Food and Drug Administration (“FDA”) on issues related to access to medicine. Ms. Bresch is the pharmaceutical industry’s first female chief executive officer of a Fortune 500 company and, each year since 2012, has been named by Fortune magazine as one of its “50 Most Powerful Women.” Ms. Bresch’s qualifications to serve on Mylan’s Board, include, among others, her leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; her knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and her knowledge and expertise regarding political and public policy healthcare-related matters, public company management and leadership and international business transactions and integration.

Hon. Robert J. Cindrich. Since February 2011, Judge Cindrich has been serving as president of Cindrich Consulting, LLC, a business and healthcare consulting company that advises clients on corporate governance, compliance and business strategies. Since May 2015, Judge Cindrich has served on the Advisory Council of Innovu, LLC, a health and risk management consulting company. From October 1, 2013, through January 31, 2014, he served as interim general counsel for United States Steel Corporation (“U.S. Steel”) (NYSE: X), an integrated steel producer of flat-rolled and tubular products. Judge Cindrich joined Schnader Harrison Segal & Lewis (“Schnader”), a law firm, as legal counsel in April 2013 and took a temporary leave of absence on October 1, 2013, to join U.S. Steel as interim general counsel, returning to Schnader after his time there and remaining until December 2017. In May 2012, he joined the board of directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), which provides healthcare information technology solutions, where he served until April 2015. From 2011 through 2012, Judge Cindrich served as a senior advisor to the Office of the President of the University of Pittsburgh Medical Center (“UPMC”), an integrated global health enterprise. From 2004 through 2010, Judge Cindrich was a senior vice president and the chief legal officer of UPMC. From 1994 through January 2004, Judge Cindrich served as a judge on the U.S. District Court for the Western District of Pennsylvania. Prior to that appointment, he was active as an attorney in government and private practice, including positions as the U.S. Attorney for the Western District of Pennsylvania and as the Allegheny County Assistant Public Defender and Assistant District Attorney. Judge Cindrich’s qualifications to serve on Mylan’s Board include, among others, his knowledge and expertise regarding legal and regulatory matters, compliance, corporate governance, issues affecting the healthcare industry and public company risk management oversight and strategy.

Robert J. Coury. Robert J. Coury is the Chairman of Mylan N.V. Under his visionary leadership, Mylan has transformed from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world in terms of revenue, earning spots on both the S&P 500 and, prior to the Company’s reincorporation outside of the U.S. in 2015, the Fortune 500. Mr. Coury first was elected to Mylan’s

Board in February 2002, having served since 1995 as a strategic advisor to the Company. He became the Board’s Vice Chairman shortly after his election and served as CEO from September 2002 until January 2012. He then served as Executive Chairman from 2012 until he became Chairman in June 2016.

Since 2007, Mr. Coury has led Mylan through a series of transactions totaling approximately $25 billion, which transformed Mylan into a global powerhouse within the highly competitive pharmaceutical industry, with a global workforce of approximately 35,000 that markets products in more than 165 countries and territories. In 2007, Mylan purchased India-based Matrix Laboratories Limited, a major producer of active pharmaceutical ingredients, and the generics and specialty pharmaceuticals business of Europe-based Merck KGaA. Subsequent acquisitions under Mr. Coury’s leadership further expanded Mylan into new therapeutic categories and greatly enhanced its geographic and commercial footprint. In 2010, Mylan acquired Bioniche Pharma (“Bioniche”), a global injectables business in Ireland; in 2013, Mylan acquired India-based Agila Specialties, a global injectables company; and in 2015, Mylan acquired the EPD Business and Famy Care Ltd.’s women’s healthcare businesses. More recently, Mylan acquired Meda AB (publ.) (“Meda”), a leading international specialty pharmaceutical company that sells prescription and over-the-counter products and the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC.

During this period of expansion, the Company built an unmatched, high quality foundation for the future, supporting Mylan’s mission of providing the world’s 7 billion people with access to high quality medicine and benefiting patients, customers, investors, and other stakeholders. Mr. Coury is the founder and president of the Robert J. Coury Family Foundation, which is a charitable organization formed to help support his philanthropic efforts and his mission of giving back. He has served as a member of the University of Southern California President’s Leadership Council since 2014.

Mr. Coury’s qualifications to serve on Mylan’s Board include, among others, demonstrated outstanding business acumen and strong business judgment.

JoEllen Lyons Dillon. Ms. Dillon served most recently as an executive officer of The ExOne Company (“ExOne”) (NASDAQ: XONE), an emerging growth company and global provider of three-dimensional printing machines, from March 2013 to August 2017. She was promoted as the Company’s only executive vice president in December 2014, adding to her original duties as chief legal officer and corporate secretary. She held responsibilities for, among other things, capital markets development, corporate strategic planning, human resources, global compliance, investor relations, as well as international business development within Europe and Asia. Prior to joining ExOne, she was a legal consultant on ExOne’s initial public offering (“IPO”) and joined the company shortly after the public filing. Previously, Ms. Dillon had an almost 25-year legal career in corporate mergers and acquisitions and securities, where she represented both public and private companies in a variety of complex matters. She was a partner with Reed Smith LLP, a law firm, from 2002 until 2011. She previously had been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a partner in 1997. Ms. Dillon serves as a member of the board of trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and served as chair and audit committee chair. Ms. Dillon’s qualifications to serve on Mylan’s Board include, among others, her knowledge and expertise regarding legal and regulatory matters, financial matters, compliance, corporate governance, public company oversight and international business and strategy.

Neil Dimick, C.P.A.* Mr. Dimick serves on the board of directors of Resources Connection, Inc. (NASDAQ: RECN), chairing its Audit Committee and serving on its Compensation Committee. Mr. Dimick previously served as executive vice president and chief financial officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was senior executive vice president and chief financial officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that, Mr. Dimick served as a partner with Deloitte & Touche LLP (“Deloitte”) for eight years. Mr. Dimick also served on the boards of directors of WebMD Health Corp. from 2005 to September 2017, at which time it was

*	C.P.A. distinction refers to “inactive” status.

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

Melina Higgins. Ms. Higgins has been a member of the board of directors of Genworth Financial Inc. (NYSE: GNW), an insurance company, since September 2013, and serves on its Management Development & Compensation and Nominating & Corporate Governance Committees. In January 2016, Ms. Higgins became non-executive chairman of Antares Midco Inc., a private company that provides financing solutions for middle-market, private equity-backed transactions. Ms. Higgins previously held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS), a global investment banking, securities and investment management firm, including partner and managing director, during her nearly 20-year career at the firm from 1989 to 1992 and 1994 to 2010. During her tenure there, Ms. Higgins served as a member of the Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments and was one of the largest alternative asset managers in the world. She also served as head of the Americas for Private Debt and as co-chairperson of the Investment Advisory Committee for GS Mezzanine Partners funds, which managed over $30 billion of assets and were global leaders in their industry. Ms. Higgins also is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins’ qualifications to serve on Mylan’s Board include, among others, her experience and expertise in finance, capital markets, international business and strategy, and international business transactions.

Harry A. Korman. Mr. Korman held senior executive roles of increasing responsibility at Mylan Inc. and its subsidiaries from 1996 until July 2014. He served as Mylan Inc.’s global Chief Operating Officer from January 2012 until July 2014, after which he served in a consultant role with Mylan Inc. for one year. Prior to his service as Chief Operating Officer, he was the President, North America of Mylan Inc. commencing in October 2007. Mr. Korman also served as President of Mylan Pharmaceuticals Inc. from February 2005 to December 2009. During his time as an executive at Mylan, Mr. Korman was instrumental in identifying, evaluating and executing on significant commercial and business development opportunities in the United States and other countries, including the expansion of Mylan’s global generics businesses around the world, among many other important contributions to the Company and its stakeholders. He joined Mylan in 1996 after the Company’s acquisition of UDL Laboratories, Inc. (n/k/a Mylan Institutional Inc.), and served as its president, among other prior responsibilities. Mr. Korman has served as a past director and vice chairman of the Generic Pharmaceutical Association, now known as the Association for Accessible Medicines. He also previously served as a director and vice chairman of the HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues. Mr. Korman’s qualifications to serve on Mylan’s Board include, among others, his extensive industry and leadership experience, his knowledge of healthcare systems and the U.S. and global commercial markets, and his leadership experience in the areas of global strategy, risk oversight, sales and marketing, commercial operations, supply chain and business development, among other areas relevant and important to Mylan’s global business.

Rajiv Malik. Mr. Malik has served as Mylan’s President since January 1, 2012 and has more than 36 years of experience in the pharmaceutical industry. Previously, Mr. Malik held various senior roles at Mylan, including executive vice president and chief operating officer from July 2009 to December 2012, and head of Global Technical Operations from January 2007 to July 2009. Mr. Malik has been integral in developing the strategies for the Company’s acquisitions and, more importantly, in the execution and integration of acquisitions, specifically the generics business of Merck KGaA; the injectables business of Bioniche; Agila Specialties, a global injectables company; the EPD Business; Famy Care’s women’s healthcare businesses; Meda; and most recently, the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC.

Mr. Malik is responsible for the day-to-day operations of the Company, which includes Commercial, Scientific Affairs, Manufacturing, Supply Chain and Quality. In his role, he also oversees Business Development and Information Technology. Mr. Malik has been instrumental in expanding and optimizing Mylan’s product portfolio, leveraging Mylan’s global R&D capabilities and expanding Mylan’s presence in emerging markets. Previously, he served as chief executive officer of Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as head of Global Development and Registrations for Sandoz GmbH from September 2003 to July 2005. Prior to joining Sandoz GmbH, Mr. Malik was head of Global Regulatory Affairs and head of Pharma Research for Ranbaxy from October 1999 to September 2003. Mr. Malik’s qualifications to serve on Mylan’s Board include, among others, his leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding global regulatory matters, public company management and leadership, and international business transactions and integration.

Mark W. Parrish. Mr. Parrish has served as the Lead Independent Director and Vice Chairman of Mylan’s Board since August 2017. He served as chief executive officer of TridentUSA Health Services (“TridentUSA”), a provider of mobile X-ray and laboratory services to the long-term care industry, from 2008 to August 2018 and served as executive chairman from 2008 to 2013. Since August 2018, he has served as executive chairman of TridentUSA. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since January 2013, Mr. Parrish also has served on the board of directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology, and serves on its Corporate Governance Committee. Mr. Parrish also serves on the boards of directors of Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, and Golden State Medical Supply, a private company that specializes in meeting unique labeling and sizing needs for its customers and pharmaceutical packaging, serialization and distribution. From 1993 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) (“Cardinal”) and its affiliates, including chief executive officer of healthcare supply chain services for Cardinal from 2006 to 2007. Mr. Parrish also serves as president of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and as senior adviser to Frazier Healthcare Ventures, a healthcare oriented growth equity firm. Mr. Parrish’s qualifications to serve on Mylan’s Board include, among others, his experience as a chief executive officer; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding compliance, corporate governance, risk management oversight, supply chain, the healthcare industry and technology, public company management and strategy, and international business transactions.

Pauline van der Meer Mohr. Ms. van der Meer Mohr is currently an independent non-executive director of HSBC Holdings plc (LON: HSBA), chairing that company’s Group Remuneration Committee and serving as a member of its Group Risk Committee and the Nomination & Corporate Governance Committee. She also is a member of the supervisory boards of Royal DSM N.V. (AMS: DSM), currently serving as Deputy Chair, chairing its Remuneration Committee and serving on its Nomination Committee and EY Netherlands LLP, currently serving as Chair. Ms. van der Meer Mohr also serves as the Chair of the Dutch Corporate Governance Code Monitoring Committee. In addition, Ms. van der Meer Mohr recently served on the supervisory board of ASML Holding N.V. (NASDAQ and AMS: ASML) until April 2018, and as president of the Executive Board of Erasmus University in Rotterdam from 2010 to 2016. Ms. van der Meer Mohr began her career in the legal profession and previously held several legal and management positions within Royal Dutch Shell Group from 1989 to 2004. In 2004, she was appointed group human resources director at TNT N.V. before becoming senior executive vice president and head of group human resources at ABN AMRO NV in 2006. She served as a member of the Dutch Banking Code Monitoring Commission in the Netherlands from 2010 to 2013, and began her own human capital consulting firm in 2008. Ms. Van der Meer Mohr’s qualifications to serve on Mylan’s Board include, among others, her experience and expertise regarding corporate governance, finance, public company oversight outside of the U.S., legal and regulatory matters, human resources and executive compensation, risk management and oversight, corporate social responsibility and governance and oversight experience with respect to Dutch companies.

Randall L. (Pete) Vanderveen, Ph.D. Dr. Vanderveen was Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement at the School of Pharmacy, University of Southern California in Los Angeles, California from 2015 to August 2017. Dr. Vanderveen previously served as Dean, Professor and John Stauffer Decanal Chair of the USC School of Pharmacy from 2005 to 2015, where he was named “Outstanding Pharmacy Dean in the Nation” in 2013 by the American Pharmacist Association. From 1998 to 2005, he served as Dean and Professor of Pharmacy of the School of Pharmacy and the Graduate School of Pharmaceutical Sciences at Duquesne University, before which he was Assistant Dean at Oregon State University from 1988 to 1998. Dr. Vanderveen has an extensive pharmaceutical and academic background. In addition, Dr. Vanderveen has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities and management of Mylan, among other matters. Dr. Vanderveen’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding the healthcare industry, pharmaceuticals and pharmacy practice, public healthcare policy and economics, and scientific matters.

Sjoerd S. Vollebregt. Mr. Vollebregt has served as chairman of the Supervisory Board of Heijmans N.V., a Euronext Amsterdam listed company that operates in property development, residential building, non-residential building, roads and civil engineering, since 2015; chairman of the Advisory Board of Airbus Defence and Space Netherlands B.V., a subsidiary of Airbus SE, a Euronext Paris listed company, that develops solar arrays, satellite instruments and structures for launchers, since 2015; and chairman of the Economic Development Board Drecht Cities, a strategic collaboration between business, education and government in Drecht Cities, Netherlands, since December 2016. Mr. Vollebregt had served as chairman and chief executive officer of the Executive Board of Stork B.V. and its predecessor from 2002 to 2014, which was an Amsterdam Stock Exchange-listed industrial group until 2008, consisting of a global provider of knowledge-based maintenance, modification and asset integrity products and services for oil related industries, food and textile equipment manufacturer, and chief executive officer of Fokker Technologies Group B.V., an aerospace company and a Stork B.V. subsidiary from 2010 to 2014. Previously, Mr. Vollebregt served as a member of the Supervisory Board of TNT Express N.V., an international courier delivery services company, from 2013 to 2016, and has held various other senior positions at Exel plc, Ocean plc, Intexo Holding and Royal Van Ommeren. Mr. Vollebregt’s qualifications to serve on Mylan’s Board include, among others, his experience as a chief executive officer; his experience and expertise in public company management outside of the U.S. and strategic decision making; his experience and expertise in manufacturing, supply chain, and technology, as well as international business transactions; and his governance and oversight experience with respect to Dutch companies.

On April 30, 2019, the Board nominated Richard Mark to be elected by shareholders at the 2019 AGM to serve as a non-executive director for a term ending immediately after the next annual general meeting of shareholders held after his election. Mr. Mark currently serves on the board of directors of Goldman Sachs Middle Market Lending Corp., chairing its Audit Committee as an audit committee financial expert and serving on its Compliance, Audit, Governance and Nominating, and Contract Review committees. He previously served as a partner with Deloitte & Touche from June 2002 to May 2015, most recently leading the advisory corporate development function. Prior to joining Deloitte, Mr. Mark held various positions with Arthur Andersen & Co., including audit partner. Mr. Mark also served from July 2015 until August 2016 as Chairman of the Board of Directors and as a member of the Audit Committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. He also served on the board of directors of Cadence Health from 1993 to its acquisition by Northwestern Memorial Healthcare (“Northwestern”) in September 2014. Following the acquisition of Cadence Health, Mr. Mark was a director of Northwestern from September 2014 to August 2015, serving on its Executive and Nominating and Governance committees. Mr. Mark currently serves as a director of Almost Home Kids, a not-for-profit corporation affiliated with Lurie Children’s Hospital of Chicago, which provides transitional care to children with complicated health needs, training for their families and respite care. Mr. Mark’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding finance, the healthcare industry, global business experience, corporate governance, public company management, risk oversight and strategy, and international M&A.

Meetings of Mylan’s Board

Mylan’s Board met four times in 2018. In addition to meetings of the Board, directors attended meetings of individual Board committees of which they were members. Each of the directors attended at least 75% of the aggregate of Mylan’s Board meetings and meetings of committees of which they were a member during the periods for which they served in 2018. Directors are expected to attend the annual general meeting of shareholders of Mylan where practicable. All current members of the Board attended the 2018 annual general meeting of shareholders (“2018 AGM”).

As noted, Mark W. Parrish has served as Vice Chairman and Lead Independent Director of Mylan’s Board since August 2017. Mylan’s Corporate Governance Principles require the independent directors of the Board to meet in executive session from time to time, and at least twice annually, without any members of management present. During 2018, the independent directors of the Board met in executive session four times, with Mr. Parrish presiding at each such executive session.

Mylan’s Board Committees

The standing committees of Mylan’s Board are the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, the Risk Oversight Committee and the Science and Technology Committee. Each committee operates under a written charter, a current copy of which, along with our Articles of Association, Rules for the Board of Directors and Corporate Governance Principles, is available on Mylan’s website at http://www.mylan.com/en/company/corporate-governance.

All members of the Audit, Compensation, Compliance, Finance, Governance and Nominating and Risk Oversight Committees are independent directors, as defined in the applicable NASDAQ listing standards, applicable SEC rules and the Dutch Corporate Governance Code (the “DCGC”). Mylan’s Board has determined that each member of the Audit Committee – Mr. Dimick, Ms. Dillon, Ms. Higgins and Mr. Parrish – is an “audit committee financial expert,” as that term is defined in the rules of the SEC. Board approval of any director appointment to the Audit, Compensation, Compliance, Governance and Nominating and Risk Oversight Committees must include at least a majority of the independent directors, as defined in the applicable NASDAQ listing standards.

In addition, on August 8, 2018, Mylan’s Board announced the formation of a new non-standing committee, the Strategic Review Committee, to evaluate a wide range of alternatives to unlock the true value of the Company’s one-of-a-kind platform. The Strategic Review Committee consists entirely of independent directors and is led by the Lead Independent Director.

Information about each of the standing committees is provided on the following pages and pages 14-15 provide an additional discussion of committee responsibilities in relation to risk oversight.

The table below provides the current membership and 2018 meeting information for each of the Board committees.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Risk Oversight	Science and Technology
Heather Bresch								X
Hon. Robert J. Cindrich			X			X	X	X
Robert J. Coury				C
JoEllen Lyons Dillon(1)	X	C		X		C
Neil Dimick	C			X	X		X
Melina Higgins	X	X			C
Harry A. Korman(1)			X				C	X
Rajiv Malik								X
Mark W. Parrish(1)	X		C	X		X	X
Pauline van der Meer Mohr(1)		X					X
Randall L. (Pete) Vanderveen, Ph.D.			X					C
Sjoerd S. Vollebregt			X		X	X
Meetings during 2018	4	4	4	4	4	4	3	3

(1)

Following the retirement of Wendy Cameron from the Board in June 2018, in August 2018, Ms. Dillon became Chair of the Compensation Committee. Also in August 2018, Mr. Korman joined the Compliance Committee and the Science and Technology Committee and became Chair of the Risk Oversight Committee; Mr. Parrish joined the Governance and Nominating Committee; and Ms. van der Meer Mohr joined the Compensation Committee and Risk Oversight Committee.

C = Chair

X = Member

Audit Committee

The Audit Committee’s key oversight responsibilities include, but are not limited to:

•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	The effectiveness of the Company’s internal control over financial reporting

•	Compliance with applicable legal and regulatory requirements

•	The qualifications, independence and performance of the independent registered public accounting firm for U.S. public reporting purposes and the Company’s external auditor for purposes of Dutch law

•	The Internal Audit group

•	The Company’s processes and procedures related to risk assessment and risk management

•	Related party transactions

Compensation Committee

The Compensation Committee’s key oversight responsibilities include, but are not limited to:

•	CEO and senior management compensation, including the corporate goals and objectives relevant to such compensation and evaluating performance in light of those goals and objectives

•	Board and committee compensation

•	Relationship between the Company’s compensation policies and practices and risk management

•	Compensation and benefits-related disclosures

•	Equity compensation plans in which executives participate

Compliance Committee

The Compliance Committee’s key oversight responsibilities include, but are not limited to:

•	Chief Compliance Officer’s implementation of Mylan’s corporate compliance program

•	Considering or evaluating significant global compliance-related policies, including with respect to pricing and/or commercialization of Company products

•	Making recommendations to the Board with respect to the formulation, implementation, maintenance and monitoring of Mylan’s corporate compliance program and Code of Business Conduct and Ethics

Executive Committee

The Executive Committee’s key oversight responsibilities include, but are not limited to:

•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation

Finance Committee

The Finance Committee’s key oversight responsibilities include, but are not limited to:

•	Material mergers, acquisitions and combinations with other companies

•	Swaps and derivatives transactions

•	Establishment of credit facilities

•	Financings with commercial lenders

•	Issuance and repurchase of the Company’s debt, equity, hybrid or other securities

Governance and Nominating Committee

The Governance and Nominating Committee’s key oversight responsibilities include, but are not limited to:

•	Corporate governance matters

•	Nomination or re-nomination of director candidates

•	The Board’s review and consideration of shareholder recommendations for director candidates

•	The annual self-evaluation of the Board and its committees

Risk Oversight Committee

The Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:

•	Mylan’s enterprise risk framework

•	Material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and information technology

•	Management’s efforts with respect to global social responsibility (“GSR”)

Science and Technology Committee

The Science and Technology Committee’s key oversight responsibilities include, but are not limited to:

•	R&D strategy and portfolio from a scientific and technological perspective

•	Significant emerging scientific and technological developments relevant to Mylan

Board Structure

The Board has demonstrated expertise in developing strategies that have created a unique and sustainable global platform that serves the interests of shareholders and other stakeholders, and possesses a deep understanding of the management team and the bench strength and culture within the Company. The Board also has a strong understanding of the challenges and opportunities facing the Company around the world, as well as the industry and healthcare systems in which we operate. This understanding has enabled the Board to guide the Company and Mylan’s executive team in navigating ongoing, complex, and unpredictable developments that continue to have significant impacts on the pharmaceutical industry generally and Mylan in particular. These developments include pricing and supply chain dynamics, regulatory challenges resulting in delayed product approvals (for example, unexpected delays in the regulatory approvals of generic Copaxone® and generic Advair Diskus®), and the intense governmental and regulatory scrutiny ongoing in the U.S. healthcare system. Recognizing these challenges and opportunities, and given the steady and successful leadership of the Board during these unpredictable times, the Board has determined that its current leadership structure — Mr. Coury as Chairman, Mr. Parrish as Lead Independent Director and Vice Chairman, Ms. Bresch as CEO, and a strong, independent majority of directors — enables it to best oversee and empower the management team and is optimal for Mylan and its shareholders and other stakeholders, both now and for the foreseeable future.

The Board believes that its current structure continues to provide robust and highly effective oversight based on, among other factors:

•	Nine independent directors;

•	Robust Corporate Governance Principles, which are reviewed annually;

•

A Chairman with deep experience in and knowledge of our business and industry with a demonstrated unique and successful strategic vision, including leading our transformation from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world in terms of revenue. Our Chairman continues to be actively focused on his role of providing the overall strategic leadership for the Company, consistent with Dutch law and the Company’s organizational documents — a role that the Board believes remains critically important as our industry continues to experience significant change and disruption at a rapid rate. The Board has also asked Mr. Coury to continue to be directly involved in any material transactions involving the Company, as well as in other matters considered significant by the Board, including providing guidance to the executive team and interacting with shareholders;

•	A strong Lead Independent Director, who is also Vice Chairman, responsible for, among other things;

•	Calling and presiding at executive sessions and meetings of the independent directors;

•	Consulting with the Chairman in determining information to be sent to the Board, meeting agendas and meeting schedules, and separately approving those items;

•	Serving as a contact person for shareholders and other stakeholders wishing to communicate with the Board;

•	Acting as liaison between the Chairman and independent directors; and

•	Leading the Board’s Strategic Review Committee;

•

The Audit, Compensation, Compliance, Finance, Governance and Nominating and Risk Oversight Committees all are composed entirely of independent directors (as defined in the applicable NASDAQ listing standards and within the meaning of the DCGC);

•	Approval of any appointment of members to the Audit, Compensation, Compliance, Governance and Nominating and Risk Oversight Committees must include at least a majority of the independent directors;

•	All Board committees operate pursuant to written charters and conduct annual self-assessments;

•	In February 2018, the Board formed the Risk Oversight Committee to assist in its oversight of the Company’s enterprise risk framework;

•

The independent directors on Mylan’s Board and its committees receive extensive information and input from multiple layers of management and external advisors, engage in detailed discussion and analysis regarding matters brought before them (including in executive session) and consistently and actively engage in the development and approval of significant corporate strategies;

•	Mylan’s Board and its committees have unrestricted access to management;

•	Mylan’s Board and its committees can retain, at Company expense, any advisors they deem necessary with respect to any matter brought before them; and

•	In 2018, Mylan’s Board held four executive sessions of non-management members, and its committees collectively held 20 executive sessions.

Setting and Overseeing Strategy

The Board actively determines the Company’s strategy and continues to focus on those strategies designed to ensure the continued durability and sustainability of the Company, while creating long-term value for our shareholders, and serving the interests of our other stakeholders. The Board and its committees regularly and extensively review Mylan’s strategy to ensure it supports the long-term growth and sustainability of the Company and reflects and is responsive to, among other considerations, market challenges and opportunities, the complex, and often unpredictable changes impacting healthcare systems around the world, and the interests of shareholders and other stakeholders. Our Chairman and Board’s strategic planning has led to the creation of a diversified and differentiated portfolio that is not reliant on a single market or product, resulting in stable and durable cash flows despite challenging, and often unpredictable, market conditions. Our Chairman, who at the Board’s request, in 2016 agreed with Mylan to accept the role of non-executive Chairman for at least five additional years, has been intently focused, with the Board and in collaboration with the senior executive management team, on developing the strategy for Mylan for the next decade and beyond. The Board believes that Mr. Coury’s role as non-executive Chairman remains critically important to the Company and in the best interests of our shareholders and other stakeholders, as our industry continues to experience significant change and disruption at a rapid rate.

In addition, given the Board’s belief that the Company is significantly undervalued, in August 2018, the Board formed a Strategic Review Committee to evaluate a wide range of alternatives to unlock the true value of our one-of-a-kind platform. The Strategic Review Committee is chaired by our Lead Independent Director and includes four other independent directors. The Strategic Review Committee is continuing its work as of the date of this Amendment.

The Board is committed to maintaining a dialogue with shareholders to ensure that they understand our differentiated strategy and business model and have an opportunity to discuss and engage on a broad range of topics, including our strategy. The Board also reviews the implementation of our strategy at our annual general meeting of shareholders, giving attendees the opportunity to discuss our annual Dutch board report and the accompanying financial statements prepared in accordance with International Financial Reporting Standards as adopted by the European Union. We also regularly discuss our strategy in shareholder engagement sessions.

Risk Management

Mylan, similar to other pharmaceutical companies, operates in a complex and rapidly changing environment that involves many risks. In addition to general market, R&D, and economic risks, the Company faces potential risks related to its industry; information technology and cybersecurity; data privacy; financial controls and reporting; legal, regulatory and compliance; finances and taxation; global operations; environment and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business and protect our assets and reputation. Risk management is an enterprise-wide objective subject to oversight by the Board and its committees.

It is the responsibility of Mylan’s management and employees to implement and administer risk-management processes to identify material risks to our business. In addition, management must assess, manage and monitor those risks, all while maintaining flexibility in how we operate. To further embed risk management and compliance into our culture, Mylan implements relevant policies and procedures and trains employees on how to implement and comply with them. All of our committees have regular access to management and our Board and committees also schedule sessions without members of management present.

Mylan’s Board, in turn, directly or through its committees, oversees management’s implementation of risk management. We have approved a robust Code of Business Conduct and Ethics and other related policies, and the Board and its committees rigorously review with management actual and potential significant risks at least quarterly.

Board Committees’ Role in Risk Oversight

•

The Risk Oversight Committee was formed in February 2018 to assist the Board in its oversight of Mylan’s enterprise risk management framework. The Committee reviews the enterprise risk framework, infrastructure and controls implemented by management to help identify, assess, manage and monitor material risks; reviews management’s exercise of its responsibility to identify, assess and manage material risks not allocated to the Board or another committee, including, for example, data security programs, and cybersecurity and information technology; oversees management’s efforts with respect to GSR; and reviews Mylan’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation.

•

The Audit Committee focuses on financial and disclosure controls and reporting risks as well as oversight of Mylan’s internal audit function. The Committee oversees, among other matters, certain processes and procedures relating to risk assessment and risk management and the quality and adequacy of the Company’s internal control over financial reporting. Mylan’s internal audit function meets with the Committee at least quarterly to discuss potential risk or control issues. The Committee also meets quarterly with Mylan’s global independent auditor and Dutch independent auditor.

•

The Compensation Committee focuses on compensation-related risks that may be inherent in our business and the design of compensation-related plans and programs, and receives reports from management and/or outside advisors and experts regarding various related matters on at least a quarterly basis.

•

The Compliance Committee is responsible for overseeing the Chief Compliance Officer’s implementation of Mylan’s Corporate Compliance Program and related policies and procedures. The Committee is responsible for appointing and, as applicable, replacing this individual, and reviews his or her performance, responsibilities, plans and resources. The Committee makes recommendations to the Board with respect to the Corporate Compliance Program and Code of Business Conduct and Ethics, including considering and evaluating significant reports of actual or alleged violations by employees and executive officers and third-party risks. The Committee also considers and evaluates significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services.

•

The Finance Committee is responsible for reviewing and providing advice to Mylan’s Board with respect to the Company’s capital structure, capital management, financing and material business transactions and the risks related to such activities.

•

The Governance and Nominating Committee is responsible for identifying, assisting in recruiting and nominating qualified individuals to become members of Mylan’s Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of directors and other risks related to corporate governance.

Board Education

Mylan’s Board or individual members participate in director educational seminars, conferences and other director education programs presented by external and internal resources, on matters that may relate to, among other topics, compensation, governance, board process, risk oversight, business, industry, audit and accounting, credit and financial, regulatory and other current issues. Directors may also elect to attend additional third-party educational events. The Company reimburses the directors for costs associated with any seminars and conferences, including travel expenses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all directors and certain executive officers and persons who own more than 10% of a registered class of Mylan’s equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of Mylan ordinary shares and the Company’s other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all Mylan directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act) (“Section 16 Officers”) complied with these filing requirements during 2018.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the compensation of our named executive officers (“NEOs”) for 2018.

Overview

Pay-for-Performance Culture

The Compensation Committee and Board believe that each member of the executive team has the critical experience, business skills, leadership, executional capabilities, and commitment to our mission and strategy necessary to lead the Company now and in the future, to the benefit of shareholders and all other stakeholders. Their leadership and execution have led to the development of a durable, diversified, and sustainable company that is built to last, and they continued to perform and execute at high levels during 2018, despite significant industry, regulatory, and other headwinds (for example, delays in approvals by the FDA of generic Copaxone® and generic Advair Diskus®) that impacted our performance in 2018. Although we expect that the healthcare industry will continue to evolve in complex and unpredictable ways, we remain confident that the leadership of our outstanding current executive team will enable Mylan to continue to withstand these headwinds and successfully execute on our strategy.

Given the many headwinds faced, we did not meet all of our challenging compensation metric targets in 2018. As a result — consistent with our long-standing pay-for-performance philosophy — our executive compensation program once again demonstrated the strong alignment between business objectives, Company performance, shareholder interests, and how our leaders are compensated. As a result of not meeting all of our compensation metric targets in 2018, our CEO and other executive compensation has been directly impacted, as highlighted below.

•

Awards under the One-Time Special Performance Based Five-Year Realizable Value Incentive Program were forfeited in their entirety because we did not achieve the threshold performance goal related to the adjusted EPS performance metric, which was measured over the five-year period ending on December 31, 2018.

	Grant Date Value	Realized Value	% of Grant Date Value Realized
Heather Bresch	$13,202,000	$0	0%
Kenneth S. Parks	$1,566,811	$0	0%
Rajiv Malik	$11,316,000	$0	0%
Daniel M. Gallagher	$1,546,152	$0	0%
Anthony Mauro	$2,357,500	$0	0%

•

25% of 2016 performance-based restricted stock units (“PRSUs”) vested due to achievement of threshold performance for return on invested capital (“ROIC”) and below threshold performance on relative total shareholder return (“TSR”) over the three-year performance period ending on December 31, 2018; the realized value of the vested PRSUs was 17.3% of the awarded PRSUs’ target grant date value when including the Mylan stock price at vesting.

	Target Grant Date Value	Realized Value	% of Target Grant Date Value Realized
Heather Bresch	$4,680,025	$811,713	17.3%
Kenneth S. Parks	$900,022	$155,268	17.3%
Rajiv Malik	$2,700,040	$468,307	17.3%
Daniel M. Gallagher	N/A	N/A	N/A
Anthony Mauro	$1,470,044	$254,970	17.3%

•

Our annual incentive did pay out at 133% of target due to the strength of our product submissions and cash flow generation, which are each aligned with the long-term growth and sustainability of our Company and in the best interests of shareholders and other stakeholders. However, we did not achieve our threshold goal for our adjusted EPS metric, and therefore executives did not receive any payout with respect to that portion of their annual incentive.

Shareholder Engagement Relating to Executive Compensation and Board Responsiveness

Engaging with our shareholders remains a key priority for the Board, and the Board is committed to maintaining this dialogue to ensure that we continue to explain to shareholders the various facets of our business model and Mylan’s differentiated platform. The dialogue also ensures that we are informed by shareholder perspectives on topics that matter most to them, including with respect to compensation.

Say-on-Pay Responsiveness

Last year, our Say-on-Pay proposal received the support of 65.9% of votes cast – a significant increase from the prior year. While we were encouraged by the significantly increased level of support compared to the prior year, we have continued our robust outreach efforts. In meetings with our directors, shareholders also had the opportunity to speak to independent directors without the Chairman or members of management present. These meetings included institutional investor executives, governance leads and portfolio managers, among others.

We solicited feedback from shareholders regarding their views as to our compensation program and our management team, among the other matters. Shareholders expressed support for members of our executive team and for the structure of our ongoing compensation program. A few shareholders commented on the total reported compensation in our Proxy Statement for the 2017 annual general meeting of shareholders (the “2017 Proxy Statement”) but did not raise concerns with our current compensation program.

In response, we highlighted our simplified compensation program and other recent changes, and discussed actual compensation for our CEO and other executives. Among other things, we explained that our CEO’s compensation, as reported in our Summary Compensation Table in our Proxy Statement for the 2018 annual general meeting of shareholders (the “2018 Proxy Statement”) (which does not include 2018 compensation), had declined in each of 2015 through 2017 and that amount was third lowest in our peer group (including Mylan). We also highlighted that we had completed the reconstitution of our Compensation Committee last year and discussed actions taken by the Board over the past two years.

The Board welcomed these opportunities to discuss our compensation program with shareholders and took that feedback into consideration as we continued to evolve our compensation program. We took the following actions with respect to our compensation programs, among others:

Company Actions

•   Solicited additional perspective from a second independent compensation consultant specific to NEO market data and compensation program design, which re-confirmed that our program design and 2018 CEO and NEO compensation are in line with peers and market practice;

•   Eliminated automatic vesting of PRSUs at target performance in the event of our CEO’s or President’s termination without cause or resignation for good reason beginning in 2019;

•   Eliminated eligibility for severance payments for our CEO and President in the event Mylan offers a renewal at the end of the employment term and the executive declines to continue employment;

• Completed refreshment of the Compensation Committee; and
• Appointed a new Compensation Committee Chair.

The post-2018 AGM shareholder engagement described above was a continuation of the significantly increased outreach undertaken by the Board following our 2017 annual general meeting of shareholders (“2017 AGM”), when our Say-on-Pay proposal failed to receive majority shareholder support. As previously disclosed, after the 2017 AGM, the Board undertook an extensive shareholder outreach initiative in order to discern and discuss shareholder concerns. Following our 2017 AGM (and prior to our 2018 AGM), five independent directors and the Chairman and, separately, the CEO and other members of management, met with shareholders representing approximately 50% of ordinary shares outstanding, which included over 70% of the shares held by our 50 largest shareholders. While shareholders expressed support for the then-current pay design and mix, prior to the 2018 AGM, a few had questions regarding the total reported 2016 compensation amounts. In addition to explaining the facts and rationale behind our pre-2017 compensation decisions, our independent directors explained that the Compensation Committee had made a number of changes to our pay governance structure and design to address these concerns, including:

Company Changes

•   Refreshed 2/3 of the Compensation Committee in August 2017;

•   Consulted with an independent compensation expert to review and refresh the market analysis of 2017 CEO compensation and reconfirm that it is in line with peer practices;

•   Adopted a third performance metric applicable to 2018 PRSUs tied to the ratio of adjusted free cash flow to “indebtedness” (as defined in our revolving credit agreement dated as of November 22, 2016) (“Adjusted FCF/Credit Agreement Debt”) to incentivize prudent balance sheet management, while maintaining the two previously used performance metrics of ROIC and relative TSR;

•   Implemented a simplified approach to compensation, which streamlined our NEOs’ 2018 pay mix, which consists primarily of salary, annual cash incentives and long-term equity incentives; and

•   Revised our CD&A to enhance and streamline disclosure.

We believe that our extensive shareholder outreach over the past two years and the changes made to our compensation program prior to the 2018 AGM, as well as other actions by the Board, led to the significantly increased level of support at the 2018 AGM.

Business Performance and How It Aligns to Compensation and Shareholder Interests

Since 2008, we have transformed from a mid-sized U.S. generics company with a workforce of more than 15,000 globally and $5.1 billion in total revenues to a highly differentiated global pharmaceutical company with a global workforce of more than 35,000 and $11.4 billion in total revenues capable of delivering better health to customers around the world. The highlights below are examples of ways in which our outstanding executive team drove performance in 2018 to help ensure long-term sustainability and growth in the interests of shareholders and other stakeholders.

Recent Highlights

Access

•   Filed 168 regulatory submissions in 2018, demonstrating the depth of our global pipeline

•   Recently launched Wixela™ Inhub™, our generic Advair Diskus® at a price point of 70% below the brand wholesale acquisition cost

•   Received FDA approval of a New Chemical Entity (“NCE”) and launched this NCE, Revefenacin, in 2018

•   Launched Fulphila™, our first biosimilar in the U.S. and first biosimilar to Neulasta®. Also received key approvals for Semglee™ (biosimilar Lantus in Europe), Hulio™ (biosimilar Humira® in Europe) and Ogivri™ (biosimilar Herceptin® in Europe) in 2018

•   Achieved accelerated uptake of our Glatiramer Acetate (generic Copaxone®)

•   Continued advancements for Influvac®, including launch of a quadrivalent version and our first pediatric indication

•   Continued pipeline progress, which has more than 3,600 products under development or pending approval, including our biosimilar to BOTOX®

•   These achievements help us strengthen our business and meet the diverse needs of patients

Diversification

•   Generated $11.4 billion in 2018 total revenues with more than 60% from outside the U.S., demonstrating that we are no longer dependent on any one geography or product

•   Advanced our global commercial strategy across our geographies and channels to distinguish us as customers’ partner of choice

•   Enhanced portfolio strategy by increasing emphasis on moving up the value chain with a focus on complex, specialty and biologic opportunities and NCEs

•   These achievements highlight our ability to withstand industry pressure in individual markets or related to one product

Durability

•   Generated U.S. GAAP net cash provided by operating activities of $2.34 billion, up 13% compared to $2.06 billion in the prior year period, reflecting the strength and durability of our portfolio

•   Generated adjusted free cash flow of $2.71 billion, up 3% compared to $2.63 billion in the prior year period

•   Repaid over $630 million of debt

•   Continued to leverage the integration of acquisitions and take advantage of opportunities to optimize our global platform

•   Our durable business allows us to continue delivering for shareholders, patients and other stakeholders

Components of 2018 Executive Compensation

Our executive compensation program is designed to incentivize our NEOs to deliver long-term shareholder value and to align the interests of our NEOs with those of our shareholders and other stakeholders. (See page 21 for additional discussion of our philosophy.) We pay our NEOs through three primary components of compensation: base salary, an annual incentive and a long-term incentive. In addition, our NEOs receive certain benefits and perquisites. Our program is heavily weighted toward performance-based compensation and annual and long-term incentive outcomes are primarily dependent on the achievement of outstanding performance results. Our Board and Compensation Committee do not exercise positive discretion in determining annual incentive and long-term incentive payouts.

Pay Element	Form	2018 Weightings	2018 Metrics	2018 Performance / Shareholder Alignment
Salary	Cash	N/A	N/A	Attracts and retains executives through competitive base compensation
Annual Incentive Compensation	Cash	1/3	Adjusted EPS	Reinforces the importance of earnings, which are expected to have a direct relationship to the price of Mylan’s ordinary shares
Cash	1/3	Global Regulatory Submissions	Encourages the development, approval and
commercialization of new products to both
benefit patients and yield new revenue
sources that are essential for Mylan to
remain competitive, and as such are
fundamental to our short- and long-term
				sustainable growth strategy
	Cash	1/3	Adjusted Free Cash Flow	Captures the potential impact of all types of business transactions on the generation of adjusted free cash flow
Long-Term Incentive Compensation	Stock Options	20%	Stock Price	Encourages NEOs to increase stock price in excess of grant date stock price The value of shares paid to NEOs is directly linked to share price appreciation through date of exercise
	Restricted Stock Units (“RSUs”)	30%	Stock Price	Encourages NEOs to increase share price The value of RSUs paid to NEOs is directly linked to share price at the time of vesting
	PRSUs	50%	ROIC (50%) Adjusted FCF/Credit Agreement Debt (50%)	Encourages NEOs to earn an appropriate return on investment Encourages NEOs to prudently manage our balance sheet
	PRSUs	Multiplier (+/- 20%)	Relative TSR

Encourages NEOs to deliver superior total shareholder return relative to competitors

PRSUs paid to NEOs directly linked to achieved performance against ROIC and Adjusted FCF/Credit Agreement Debt performance goals, subject to TSR multiplier

2018 Pay Mix

Compensation Philosophy & Process

Compensation Philosophy

Mylan’s approach to executive compensation is designed to:

Reinforce Mylan’s performance driven culture: Our performance metrics align to the creation and sustainability of shareholder and other stakeholder value and encourage the behaviors and values expected of Mylan leaders. Our simplified program is weighted more heavily toward long-term incentives to align our executives’ performance with the durability of the business and interests of our shareholders and other stakeholders.

Drive and reward performance: Mylan’s Board has designed programs to ensure continued execution against our strategy to create and maintain a leading, robust, sustainable organization, while aligning compensation with Company performance, shareholder value creation and other stakeholder interests.

Recruit, retain and reward outstanding executive talent: Mylan provides a competitive mix of compensation with an emphasis on long-term incentives to retain high-performing leaders.

Given the disruptions and changes in the management of many companies in our industry, the market for outstanding executive leadership talent is increasingly competitive. Recognizing the significant execution and results generated by our current, long-tenured executive team, as well as the important contributions of so many others in our organization, we design our compensation programs to help ensure that the Company, shareholders and other stakeholders continue to benefit from the talents of our leadership team and global workforce.

2018 CEO Compensation Summary

The following summary describes the compensation for our CEO for the last two years. Please see page 37 for the compensation of all other NEOs.

Chief Executive Officer

		2017	2018
Heather Bresch	Base Salary:	$1,300,000	$1,300,000
	Annual Incentive Payout:	$1,950,000	$2,599,935
	Annual LTI Grant:	$9,100,045	$9,100,043
	Change in Pension Value:	—	—
	All Other Compensation:	$394,352	$332,390

	Summary Compensation Total:	$12,744,397	$13,332,368

2018 Compensation Decisions

•  Base Salary: No change was made to Ms. Bresch’s base salary in 2018. As of the end of 2018, it had remained the same since March 2015.

•  Annual Incentive: No change was made to Ms. Bresch’s target opportunity in 2018 and, as of the end of 2018, it had remained the same since 2015. Her 2018 payout was $2,599,935, calculated by applying the Company Performance Factor under the plan formula (133.33% of target) (see page 25).

•  Long-Term Incentive: No change was made to Ms. Bresch’s target long-term incentive (“LTI”) opportunity in 2018. Ms. Bresch received a LTI grant in March 2018 valued at $9,100,043, of which 70% of the total is performance-based. The LTI award was delivered through PRSUs, RSUs and stock options.

CEO Reported and Realizable Pay

The following graph demonstrates that the CEO’s total realizable pay over a three-year period is aligned with Mylan’s TSR relative to the Company’s 2018 peer group.

Three-Year CEO Realizable Pay vs TSR*

*

Realizable pay includes cumulative salary and annual incentives paid for the most recent three years for which peer group data was publicly available (2015-2017), plus the current value (as of December 31, 2018) of stock options (intrinsic value) and time-based RSUs granted during the most recent three years, plus the value (as of December 31, 2018) of performance-based LTI awards, other than stock options, earned during the most recent three years, plus the change in pension value and all other compensation for the most recent three years. TSR data derived from the S&P Capital IQ. The 13 peer companies in this chart reflect the current peer group.

Base Salary

The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities and expected future performance; Company performance; management structure; marketplace practices; internal pay equity considerations; competitive recruitment for outstanding talent; and the executive’s experience, tenure and leadership. The Compensation Committee also considers, among other factors, what the marketplace would require in terms of the costs to hire a qualified individual to replace an executive, as well as the fact that a new executive would lack the critical knowledge regarding Mylan as compared to the executive he or she would be replacing.

For 2018, the NEOs did not receive base salary increases. Ms. Bresch’s and Mr. Malik’s salaries did not increase from 2015 through 2018, and Mr. Mauro’s salary increased once from 2015 through 2018 upon his promotion to Chief Commercial Officer.

NEO	Position	2017	2018	Change in Base Salary
Heather Bresch	Chief Executive Officer	$1,300,000	$1,300,000	—
Rajiv Malik	President	$1,000,000	$1,000,000	—
Kenneth S. Parks	Chief Financial Officer	$685,000	$685,000	—
Daniel M. Gallagher	Former Chief Legal Officer	$800,000	$800,000	—
Anthony Mauro	Chief Commercial Officer	$700,000	$700,000	—

Annual Incentive Compensation

Mylan’s annual incentive compensation consists of performance-based annual cash awards that are determined according to the achievement of objective operational and financial measures identified by the Board as critical to the successful execution of Mylan’s business strategy, which is aligned to the continued creation of shareholder value.

For 2018, the Compensation Committee set challenging performance goals based on three key performance indicators of the current and future strength of our business. In addition, the metrics were selected specifically because they are related to the actions and leadership of our executive team and measure their ability to extract the greatest value from our assets. The Compensation Committee chose to use adjusted metrics for the two financial goals (adjusted EPS and adjusted free cash flow) because it believes that these adjusted metrics present the most consistent measure of evaluating Mylan’s financial performance, and the ongoing operations of the Company.

IMPORTANT FACTS ABOUT OUR 2018 ANNUAL INCENTIVE TARGETS

Adjusted EPS

•  Reinforces the importance of a performance measure of earnings, which are expected to have a direct relationship to the price of Mylan’s ordinary shares

•  For 2018, the performance target required meaningful year-over-year growth

Global Regulatory Submissions

•  Encourages the approval and commercialization of new products to yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term growth strategy

•  For 2018, the performance target was increased over the 2017 target, but was set below 2017 actual performance because 2017 submissions significantly exceeded expectations and included certain submissions that were previously expected to take place in future years

Adjusted Free Cash Flow

•  Captures the potential impact of all types of business transactions on the generation of net cash provided by operating activities, adjusted for certain special items and capital expenditures, and strengthens our balance sheet

•  For 2018, the performance target was increased over the 2017 target, but was set below 2017 actual performance because higher working capital is needed to support new product launches in 2018

	2017		2018
Goal	Target	Weighting	Threshold	Target	Maximum
Adjusted EPS*	$5.35	1/3	$5.20	$5.40	$5.60
Global Regulatory Submissions	135	1/3	125	140	155
Adjusted Free Cash Flow* ($ in millions)	$2,200	1/3	$2,100	$2,300	$2,500
Payout Opportunity (as % of Target)			50%	100%	200%

No annual incentives are paid with respect to a metric if threshold performance is not achieved. Furthermore, the Compensation Committee has committed to not using its discretion to upwardly adjust annual incentive award amounts generated by the performance metrics.

* The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted EPS (which for 2018 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2018 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

2018 NEO Annual Incentive Award Opportunity Subject to Company Performance

NEO	Position	Base Salary	Target (% of Salary)	Target Annual Incentive
Heather Bresch	Chief Executive Officer	$1,300,000	150%	$1,950,000
Rajiv Malik	President	$1,000,000	125%	$1,250,000
Kenneth S. Parks	Chief Financial Officer	$685,000	115%	$787,750
Daniel M. Gallagher	Former Chief Legal Officer	$800,000	115%	$920,000
Anthony Mauro	Chief Commercial Officer	$700,000	115%	$805,000

The payout opportunities are 50% of the target amount for threshold performance and 200% of the target amount for maximum performance.

2018 Actual Annual Incentive Compensation

The Company achieved below-threshold performance with respect to the adjusted EPS metric, maximum performance on the global submissions metric and maximum performance on the adjusted free cash flow metric in 2018. As a result, the NEOs received payouts of annual incentive awards for 2018 at 133.33% of target.

Goal*	Weighting	2018 Target	2018 Actual Results		Weighted Score
Adjusted EPS*	1/3	$5.40	$4.58	Below Threshold	0%
Global Regulatory Submissions	1/3	140	168	Above Maximum	66.67%
Adjusted Free Cash Flow* ($ in millions)	1/3	$2,300	$2,713	Above Maximum	66.67%
2018 Company Performance					133.33%

*

The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted EPS (which for 2018 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2018 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

NEO	Position	Base Salary	Target (% of Salary)	Company Performance	Actual Incentive Payout
Heather Bresch	Chief Executive Officer	$1,300,000	150%	133.33%	$2,599,935
Rajiv Malik	President	$1,000,000	125%	133.33%	$1,666,625
Kenneth S. Parks	Chief Financial Officer	$685,000	115%	133.33%	$1,050,307
Daniel M. Gallagher	Former Chief Legal Officer	$800,000	115%	133.33%	$1,226,636
Anthony Mauro	Chief Commercial Officer	$700,000	115%	133.33%	$1,073,307

Long-Term Incentive Compensation

The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Mylan’s ordinary shares, as well as other measures associated with the growth, success and long-term sustainability of Mylan. The Compensation Committee has historically approved annual LTI award grants in the first quarter of the fiscal year, with the grant effective following the release of year-end audited financial results with exceptions for new hires, promotions and other special awards, grants or circumstances.

Long-Term Incentive Structure. For 2018, LTI awards were granted to our NEOs in the form of PRSUs, stock options and RSUs in the proportions shown below.

Vehicle	LTI Mix	Incentive Opportunity	Vesting Schedule

PRSUs Performance	50%	PRSUs provide value based on Mylan’s ROIC, Adjusted FCF/Credit Agreement Debt and relative TSR performance, strongly linking payouts with long-term value creation	PRSUs cliff-vest at the end of the three-year performance period based on the achievement of pre-determined performance criteria, generally provided that the NEO remains continuously employed by Mylan

Stock Options Performance	20%	Stock options provide value only if Mylan’s ordinary share price is greater than the grant date ordinary share price	Stock options vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan

RSUs Time	30%	RSU value increases/decreases with ordinary share price performance and provides a strong retention incentive	RSUs vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan

This mix of LTI awards provides our NEOs with a combination of incentive opportunities, aligns our NEOs with the interests of our shareholders and ensures each vehicle has its own risk-reward profile with a unique benefit. The mix of the 2018 LTI awards was consistent with the mix of the 2017 LTI awards. The Compensation Committee believes the 2018 LTI mix provides a strong performance alignment, with 70% of the mix in PRSUs or stock options, and that such mix is consistent with Mylan’s unique performance-driven culture. The RSUs create ownership alignment with shareholders and provide a stable element of long-term compensation to encourage retention of executive talent.

Each NEO’s 2018 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. In setting each NEO’s LTI targeted value, the Compensation Committee considered a variety of factors, including, among others, peer group compensation, expectations regarding individual performance and tenure.

For 2018, the Compensation Committee approved the following annual LTI award values for our NEOs:

		Performance-Based		Time-Based	Total LTI Award
NEO	Position	PRSUs	Stock Options	RSUs

Heather Bresch	Chief Executive Officer	$4,550,005	$1,820,002	$2,730,036	$9,100,043

Rajiv Malik	President	$3,000,028	$1,200,016	$1,800,017	$6,000,061

Kenneth S. Parks	Chief Financial Officer	$1,250,036	$500,001	$750,038	$2,500,075

Daniel M. Gallagher	Former Chief Legal Officer	$1,600,001	$640,014	$960,009	$3,200,024

Anthony Mauro	Chief Commercial Officer	$1,250,036	$500,001	$750,038	$2,500,075

2018 Three-Year PRSU Performance Metrics

In 2018, the Compensation Committee approved the grant of PRSUs subject to two equally weighted financial performance metrics (i.e., Adjusted FCF/Credit Agreement Debt and ROIC) and one share performance metric (i.e., relative TSR), which is used as a modifier to determine the final payout percentage, as described below. The Adjusted FCF/Credit Agreement Debt performance metric was added to this year’s grant to further incentivize prudent balance sheet management.

As shown in the table below, payouts under these PRSUs will be determined in two steps. First, the outcome of the ROIC and Adjusted FCF/Credit Agreement Debt metrics will be assessed, resulting in an initial payout percentage of 50% for threshold performance (with 0% payout for below threshold performance) up to 150% for maximum performance, with linear interpolation for achievement between threshold and maximum. Second, the relative TSR metric will be applied as a modifier to the initial payout percentage, decreasing it by 20%, leaving it unaffected or increasing it by 20%, as indicated in the table below, in order to calculate the final payout percentage.

Metric	Weighting	Threshold	Target	Maximum
ROIC*	50%	8%	10%	12%
Adjusted FCF / Credit Agreement Debt**	50%	13%	15%	18%
Relative TSR of Peer Group***	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group
Payout Opportunity (as % of Target)		40%	100%	180%

*	ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A.
**

Adjusted FCF/Credit Agreement Debt is first calculated for each year in the performance period as the ratio of adjusted free cash flow (calculated in the same manner as for annual incentive compensation purposes) to ”indebtedness” (as defined in our revolving credit agreement dated as of November 22, 2016), and the values for each year in the performance period are then averaged to determine Adjusted FCF/Credit Agreement Debt. Credit Agreement Debt is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A, subject to adjustment following the end of the performance period on a pro forma basis in the event of a material acquisition of products or assets during the applicable fiscal year that has a material impact on indebtedness during the fiscal quarter in which such acquisition closes.

***

Relative TSR is calculated by comparing the difference between Mylan’s 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and the day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

PRSUs Granted in 2016 (Three-Year Performance Period)

For PRSUs granted prior to 2018, including the PRSUs granted in 2016, the Company utilized ROIC and relative TSR as metrics, equally weighted, and with a potential payout from 50% (for performance at threshold) to 150% (for performance at maximum), with linear interpolation if performance was between threshold and maximum. No payout would be made if performance was below threshold.

The Company achieved threshold performance with respect to the ROIC metric and below-threshold-performance with respect to the relative TSR metric. As a result, the NEOs received a payout for the 2016 PRSUs at 25% of the target number of shares.

2016-2018 Goal	Weighting	Three-Year Target	Actual Result	% of Target Achieved	Weighted Score
ROIC*	50%	12%	10%	At Threshold	25%
Relative TSR**	50%	50th percentile of Peer Group	22nd Percentile of Peer Group	Below Threshold	0%
Total Payout (as % of Target)					25%

*	ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A.
**

Relative TSR is calculated by comparing the difference between Mylan’s 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and the day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

When applying the Mylan closing ordinary share price at vesting of $32.10, the NEOs received approximately 17% of the targeted grant date value of the award.

NEO	Position	Target Shares (#)	Target Grant Date Value	Company Performance	Actual Shares Earned (#)	Actual Award Value at $32.10 per Share
Heather Bresch	Chief Executive Officer	101,146	$4,680,025	25%	25,287	$811,713
Rajiv Malik	President	58,354	$2,700,040	25%	14,589	$468,307
Kenneth S. Parks	Chief Financial Officer	19,347	$900,022	25%	4,837	$155,268
Daniel M. Gallagher*	Former Chief Legal Officer	N/A	N/A	N/A	N/A	N/A
Anthony Mauro	Chief Commercial Officer	31,771	$1,470,044	25%	7,943	$254,970

*	Mr. Gallagher did not receive the 2016-2018 PRSUs as he was not employed by Mylan when the PRSU award was granted in 2016.

Limited Perquisites

Perquisites include the following:

•	Each NEO receives a car allowance or the use of a leased vehicle and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•

Our NEOs take an extraordinarily active approach to overseeing and managing our global operations, which necessitates a significant amount of U.S. domestic and international travel time due to our diverse set of business centers, manufacturing and other facilities and many client and vendor locations around the world. Mylan provides management with access to corporate aircraft to assist in the management of Mylan’s global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of Company business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Mylan’s business, as well as privacy of business information and communications), we have required Ms. Bresch to use Mylan aircraft for business and personal purposes.

During 2018, other leaders from time-to-time also were authorized to have personal use of the corporate aircraft for similar reasons. The Compensation Committee monitors business and personal aircraft usage on a quarterly basis. To the extent any travel on the corporate aircraft results in imputed taxable income to an NEO, Mylan does not provide gross-up payments to cover the NEO’s personal income tax obligation due to such imputed income. For a summary of how this perquisite is calculated, see footnote (7)(b) to the Summary Compensation Table (see page 38).

•	Executives will also receive tax equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at meetings of the Board in the U.K.

Additional Compensation Program Features

The summary below identifies certain features of our compensation program, which are described throughout this CD&A.

What We Do
✓ Maintain a significant portion of compensation aligned with shareholder interests and tied to ordinary share price or financial and operational business performance
✓ Employ metrics for annual and long-term incentives that do not overlap and support both short- and long-term strategies
✓ Base long-term incentives heavily on performance-based metrics
✓ Use double-trigger vesting for annual LTI awards upon a change in control
✓ Consider peer groups and market data in determining compensation
✓ Retain independent compensation consultants that report directly to the Compensation Committee
✓ Maintain strong ordinary share ownership guidelines
✓ Maintain a robust clawback policy
✓ Conduct annual “Say-On-Pay” advisory votes

What We Don’t Do
✗ No acceleration of vesting of stock options, RSUs and PRSUs upon satisfying retirement eligibility (55 years of age with 10+ years of service) effective January 1, 2017
✗ No exercise of positive discretion in determining annual or LTI payouts
✗ No re-pricing of stock options
✗ No hedging or pledging of ordinary shares
✗ No new 280G tax gross-ups
✗ No matching contributions to the Restoration Plan for NEOs with Retirement Benefit Agreements
✗ No new Retirement Benefit Agreements

Role of the Compensation Committee

Our Compensation Committee, comprised solely of independent directors, oversees the design and implementation of our executive compensation programs. The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our CEO and President, recommends compensation and objectives to the independent, non-executive members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel and an internal executive compensation team.

In 2018, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) and also received input from Pay Governance LLC (“Pay Governance”) to provide advice and information regarding the design and implementation of Mylan’s executive compensation programs. Meridian and Pay Governance also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to Mylan’s executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits and perquisites.

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

The decisions of the Compensation Committee and the independent directors relating to executive compensation each year reflect a variety of quantitative metrics in addition to qualitative analysis. The Compensation Committee’s decisions reflect its members’ individual and collective experience and business judgment, and are based on extensive interactions with independent third-party consultants, management and our assessment of some or all of the following factors, among others:

Assessment Factors Include

•  Company performance (relative to peers and budget);

•  Talents, experience and tenure of members of our management team;

•  Individual leadership performance and contributions to the success of Mylan;

•  Responsibilities of, and future expectations for, the individual;

•  Short-, medium- and long-term personnel needs of Mylan;

•  The need to reward and retain our uniquely talented NEOs and other key employees;

•  Other qualitative contributions of each NEO, including, among others, the actual and potential value and impact of his or her leadership style, strategic vision and execution, talent development, and ability to adapt to and drive the change necessary to our success;

•  Peer group pay levels and published survey data; and

•  Advice from independent external experts and advisors.

We consider these and other qualitative and quantitative factors from time-to-time in assessing our compensation philosophy and approach, in addition to using these factors to make individual compensation decisions. In addition, our independent directors are intimately familiar with matters that the Board oversees and guides, including the Company’s business, strategies, challenges and opportunities. They apply their independent judgment and experience to assess the unique respective talents, contributions, leadership, responsibilities and future expectations of the executives who drive performance and long-term sustainability.

Peer Group

While the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Compensation Committee does not target the compensation of NEOs within a specific percentile of any set of peer companies. As noted, the Compensation Committee considers peer group and industry data along with many other factors when determining compensation programs.

The peer group is used as a reference point for compensation information for NEOs and for assessing the relative TSR metric applicable to PRSUs. Due in part to Mylan’s unique position in the market and long-tenured management team, pay is not formulaically tied to a particular percentile of the peer group. In 2017, the Committee restructured the peer group to include 13 companies, six of which were also in the 2016 peer group. The 2017 peer group provided a more direct focus on Mylan’s business competitors and the companies Mylan competes with for executive talent. The Committee used this same peer group for 2018.

Peer Group
Abbott Laboratories	Novartis AG
Amgen Inc.	Perrigo Company plc
Celgene Corp.*	Pfizer Inc.
Endo International plc	Regeneron Pharmaceuticals, Inc.
Gilead Sciences, Inc.	Sanofi
Mallinckrodt plc	Teva Pharmaceutical Industries Ltd.
Merck & Co., Inc.

*

In April 2019, Celgene Corp. stockholders approved the company’s acquisition by Bristol-Myers Squibb Company. With the transaction expected to close in the third quarter of 2019, subject to customary closing conditions and regulatory approvals, Celgene will no longer be included in the Company’s peer group for purposes of determining Mylan’s relative TSR under the 2017 and 2018 PRSU grants.

Consideration of Risk in Company Compensation Policies

The Compensation Committee has considered risk management in determining compensation policies and believes that our compensation programs are designed to encourage outstanding, consistent, sustainable business performance over extended periods of time. Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of objective performance measures, so that undue emphasis is not placed on one particular measure and employ different types of compensation to provide value over the short-, medium- and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequence that an overly formulaic approach may have on excessive risk-taking by management.

The Compensation Committee believes that our compensation policies and practices do not encourage excessive risk and are not reasonably likely to have a material adverse effect on the Company.

Other Compensation Matters and Considerations

Employment Agreements

We believe it is important to have employment agreements with our executive officers and other key employees. These agreements memorialize certain key terms of employment, including termination rights and obligations, non-competition and other restrictive covenants and compensation matters, and we believe thereby enhance the stability and continuity of our employment relationships. Each of the NEOs, other than Mr. Gallagher who departed from the Company effective April 2, 2019, is currently party to an employment agreement with Mylan Inc.

Employment Agreements in 2018

Mylan Inc. was party to employment agreements with each of the NEOs in 2018. The information below is based on the employment agreements in effect as of December 31, 2018. See below for a brief description of the Employment Agreements and Consulting Agreement entered into by Mylan Inc. with the NEOs in February 2019.

Mylan Inc. entered into amended and restated employment agreements with Ms. Bresch and Mr. Malik in February 2014, each effective January 1, 2014 (through December 31, 2018, unless earlier terminated or extended in accordance with its terms); entered into an employment agreement with Mr. Parks in April 2016, effective June 6, 2016; entered into an employment agreement with Mr. Gallagher in March 2017, effective April 1, 2017; and entered into an amended and restated employment agreement with Mr. Mauro in October 2011, effective January 1, 2012, which was further amended on April 10, 2015 and January 8, 2016. Each of these agreements provides for the payment of a minimum base salary, as of December 31, 2018, of $1,300,000; $685,000; $1,000,000; $800,000 and $700,000, with respect to Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, respectively, subject to reduction only in the event of similar decreases among Mylan’s executives. Each employment agreement also provides for the executive’s eligibility to receive fringe benefits of employment as are customarily provided to senior executives of Mylan.

The agreements, as of December 31, 2018, provide for a target bonus equal to 150%, 115%, 125%, 115% and 115% of base salary with respect to Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, respectively. Each of the agreements also provide that throughout the term of the agreement and for a period of one year following the executive’s termination of employment for any reason, the executive may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.

For a description of the termination provisions under these agreements, please see “Potential Payments Upon Termination or Change in Control” on page 44 of this Amendment.

New Agreements with Executives in 2019

In early 2019, the Compensation Committee and Board decided to renew the contracts of our executive officers. In making this decision, the Compensation Committee considered, among other factors, the applicable executive’s experience, executional capabilities, business skills, long-term performance and contributions, leadership, and commitment to our mission and strategy. The Compensation Committee also considered the outstanding track record of each executive, the importance of stability in a complex and changing environment and the future needs of, and potential opportunities for, the Company. As noted, we expect that industry, market, and regulatory conditions over the next several years will continue to be extremely challenging, and that the healthcare industry will continue to evolve in complex and unpredictable ways. We remain confident that Mylan can continue to withstand these headwinds, in large part due to our current executive team. In addition, the Compensation Committee noted the disruptions and changes in the management of certain companies in our industry, and the fact that the market for outstanding executive leadership talent continues to be extremely and increasingly competitive. The Compensation Committee and the Board therefore determined that securing the retention of our current executive team was crucial to our continued progress in building a sustainable company that serves the interests of shareholders and other stakeholders.

On February 25, 2019, Mylan Inc. therefore extended the employment agreements of Heather Bresch, Chief Executive Officer, Rajiv Malik, President, Ken Parks, Chief Financial Officer, and Anthony Mauro, Chief Commercial Officer. The term of the agreements extends through April 1, 2024 for Ms. Bresch and through April 1, 2022 for each of Messrs. Malik, Parks and Mauro, and each will renew for successive one-year terms thereafter. Pursuant to the extended agreements, base salaries are $1,500,000 for Ms. Bresch, $1,150,000 for Mr. Malik, and $800,000 for Messrs. Parks and Mauro. Ms. Bresch is eligible for a target annual bonus of 150% of base salary and Messrs. Malik, Parks and Mauro are eligible for target annual bonuses of 125%, 115% and 115% of base salary, respectively.

As previously disclosed on February 11, 2019, Daniel M. Gallagher, Chief Legal Officer, informed Mylan that he intended to return to private practice in the Washington, D.C. area at the conclusion of the term of his employment agreement in April 2019. On February 25, 2019, Mylan Inc. and Mr. Gallagher entered into a consulting agreement setting forth the terms of his separation and continuing consulting role for up to 12 months following the separation date. Mr. Gallagher received or will receive (i) a cash payment of $800,000 payable pursuant to his former employment agreement, (ii) payments of $50,000 per month in consideration of the consulting services to be provided, (iii) eligibility for continued vesting of 32,354 time-based RSUs and unvested retirement plan contributions through the term of the consulting agreement and (iv) continued medical and welfare benefits through the 12-month anniversary of his separation pursuant to his former employment agreement.

The description of the employment agreements and consulting agreement is qualified by reference to the agreements, copies of which are filed as exhibits to our annual report on Form 10-K for the year ended December 31, 2018.

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

Subsequent to the execution of certain legacy agreements, Mylan adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross-up for golden parachute payments. Consistent with this commitment, the Transition and Succession Agreement with Mr. Parks does not, and the Transition and Succession Agreement with Mr. Gallagher did not, contain excise tax gross-ups. For legal and other considerations, the policy does not apply retroactively to the Transition and Succession Agreements executed prior to the new policy. Mylan does not have the right to unilaterally abrogate pre-existing binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up provisions have been executed and several have expired as executives have ceased to be actively employed with Mylan. The agreement with Mr. Parks provides, and the agreement with Mr. Gallagher provided, that their compensation will, in the event subject to an excise tax on any golden parachute payments, be subject to a “best net” approach. Pursuant to this approach, they would receive the full amount of such payments or the greatest amount of such payments that would not subject them to the excise tax, whichever would result in the greatest after-tax amount.

For more information on these Transition and Succession Agreements, see the section below entitled “Potential Payments Upon Termination or Change in Control” beginning on page 44 of this Amendment.

Retirement Benefits

Mylan Inc. previously entered into Retirement Benefit Agreements (“RBAs”) with Ms. Bresch and Mr. Malik in recognition of their service to Mylan, to encourage their retention and to provide a supplemental form of retirement and death benefit. For a detailed description of the RBAs with Ms. Bresch and Mr. Malik, see the section below entitled “Retirement Benefit Agreements” beginning on page 43 of this Amendment.

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

As previously disclosed, when Mr. Malik joined Mylan in January 2007, Mylan established a nonqualified deferred compensation plan on his behalf. Although Mylan no longer contributes to the plan account, it will be distributed to Mr. Malik upon termination of his employment, or upon other qualifying distribution events, such as his retirement, disability or death or Mylan’s termination of the plan.

The footnotes to the Summary Compensation Table include changes in pension values calculated based on certain actuarial assumptions regarding discount rates. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2018 financial statements. In 2018, the impact of an increase in the applicable discount rates led to a decrease in the present value of accumulated benefits of approximately $380,100 for Ms. Bresch and approximately $186,400 for Mr. Malik.

Ordinary Share Ownership Requirements for NEOs

The ownership requirements are expressed as a multiple of base salary as follows:

Position	Ownership Requirement (Multiple of Base Salary)
CEO	6x
President	4x
Other NEOs	3x

As of December 31, 2018, all NEOs exceeded their ownership requirements. In addition to the NEOs, Mylan’s ordinary share ownership policy covers the most senior employees at Mylan to promote an ownership culture and stronger alignment with the interests of shareholders among the broader leadership team. Each covered employee generally has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Ordinary shares actually owned by the covered employee (including ordinary shares held by the covered employee in Mylan’s 401(k) and Profit Sharing Plan), as well as restricted ordinary shares and unvested RSUs and PRSUs count toward compliance with these requirements.

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

Anti-Hedging and Pledging Policy

The Company has a securities trading policy that prohibits directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”) and their respective designees from trading in certain types of hedging instruments relating to our securities or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments include prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include ordinary shares and options to purchase ordinary shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Mylan N.V. or any parent, subsidiary, or subsidiary of any parent of Mylan N.V., as well as any derivative financial instruments pertaining to such securities, whether or not issued by us, such as options and forward contracts.

The policy also prohibits directors and Section 16 Officers and their respective designees from entering into any transaction that involves the holding of our securities in a margin account (other than the “cashless exercise” of stock options) or the pledging of our securities as collateral for loans. The Compensation Committee may approve exceptions to the prohibition on the use of margin accounts or pledging or securities if, among other factors, the director or Section 16 Officer demonstrates, in advance, that he or she has the continuing financial capacity to repay any underlying loan or potential margin call without resorting to our securities held in such margin account or our pledged securities and is not in possession of any material information about the Company that has not been made widely available to the investing public.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as in effect for years prior to 2018, restricted the deductibility for federal income tax purposes of the compensation paid to the CEO and each of the other NEOs who was an executive officer at the end of the applicable fiscal year (other than the Chief Financial Officer) for such fiscal year to the extent that such compensation for such executive exceeds $1 million and does not qualify as “qualified performance-based compensation” as defined under Section 162(m) of the Code. The Compensation Committee historically considered available opportunities to deduct compensation paid to NEOs for U.S. federal income tax purposes. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, eliminated the exception for “performance-based” compensation and expanded the number of executives to which the 162(m) limit may apply. As a result, except to the extent provided in limited transition relief, compensation over $1 million paid to any NEO will no longer be deductible under Section 162(m) of the Code. The Board and the Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention or recognize and reward desired performance.

Compensation Committee Report

We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.

Respectfully submitted,

JoEllen Lyons Dillon

Melina Higgins

Pauline van der Meer Mohr

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2018 (Mmes. Cameron, Dillon, Higgins and van der Meer Mohr) was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. During 2018, no executive officer of the Company served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board.

Executive Compensation Tables

2018 Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2018, 2017 and 2016.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Heather Bresch	2018	1,300,000	—	7,280,041	1,820,002	2,599,935	—	332,390	13,332,368
Chief Executive Officer	2017	1,300,000	—	7,280,034	1,820,011	1,950,000	—	394,352	12,744,397
	2016	1,300,000	—	7,436,421	1,560,009	2,276,625	506,765	697,300	13,777,120
Kenneth S. Parks	2018	685,000	—	2,000,073	500,001	1,050,307	—	171,564	4,406,945
Chief Financial Officer	2017	628,115	—	1,440,068	360,012	787,750	—	130,072	3,346,017
	2016	346,154	375,000	2,766,841	300,000	700,500	—	18,498	4,506,993
Rajiv Malik	2018	1,000,000	—	4,800,045	1,200,016	1,666,625	—	839,881	9,506,567
President	2017	1,000,000	—	4,480,049	1,120,004	1,250,000	—	892,077	8,742,130
	2016	1,000,000	—	4,319,120	900,014	1,459,375	616,520	391,373	8,686,402
Daniel M. Gallagher	2018	800,000	—	2,560,010	640,014	1,226,636	—	55,769	5,282,429
Former Chief Legal Officer	2017	600,000	350,000	4,756,220	640,009	920,000	—	62,958	7,329,187
Anthony Mauro	2018	700,000	—	2,000,073	500,001	1,073,307	—	178,091	4,451,472
Chief Commercial Officer	2017	700,000	—	2,000,073	500,017	805,000	—	191,921	4,197,011
	2016	700,000	—	2,213,881	490,013	939,838	—	259,102	4,602,834

(1)

Represents the value of the base salary actually paid to the NEO in 2018, 2017 or 2016. The annual base salary approved by the Compensation Committee for each of the NEOs is payable in accordance with the Company’s normal payroll practices for its senior executives, so that an NEO’s total base salary amount is paid in 26 bi-weekly installments.

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

(3)

Represents the grant date fair value of the stock awards granted to the NEO in 2018, 2017 or 2016, as applicable. The grant date fair value of PRSUs for 2018 is based on the target value and is as follows: Ms. Bresch ($4,550,005), Mr. Parks ($1,250,036), Mr. Malik ($3,000,028), Mr. Gallagher ($1,600,001) and Mr. Mauro ($1,250,036). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2018, would have been as follows: Ms. Bresch ($8,190,026), Mr. Parks ($2,250,072), Mr. Malik ($5,400,051), Mr. Gallagher ($2,880,027), and Mr. Mauro ($2,250,072). For Mr. Parks, the amount shown for 2016 also includes the grant date fair value of PRSUs granted to him under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, which was $1,566,811, which assumes achievement of performance targets at maximum level. For Mr. Gallagher, the amount shown for 2017 also includes the grant date fair value of PRSUs granted to him under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, which was $1,546,152, which assumes the achievement of performance targets at maximum level. For information regarding assumptions used in determining the expense of such awards, please refer to Note 12 to the Company’s Consolidated Financial Statements contained in its annual report on Form 10-K for the year ended December 31, 2018.

(4)

Represents the grant date fair value of the option awards granted to the NEO in 2018, 2017 or 2016, as applicable. For information regarding assumptions used in determining the expense of such awards, please refer to Note 12 to the Company’s Consolidated Financial Statements contained in its annual report on Form 10-K for the year ended December 31, 2018.

(5)	Represents amounts paid under the Company’s non-equity incentive compensation plan. For a discussion of this plan, see the CD&A set forth above.
(6)

Represents the aggregate change in present value of the applicable NEO’s accumulated benefit under his or her respective RBA. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2018 financial statements. In 2018, the impact of an increase in the applicable discount rates led to a decrease in the present value of accumulated benefits of approximately $380,100 for Ms. Bresch and approximately $186,400 for Mr. Malik. For further information concerning the RBAs, see the Pension Benefits for 2018 Table set forth below and the section below entitled “Retirement Benefit Agreements,” beginning on page 43 of this Amendment.

(7)	Amounts shown in this column are detailed in the following chart:

	Fiscal Year	Use of Company- Provided Automobile ($)(a)	Personal Use of Company Aircraft ($)(b)	Expatriate Benefits ($)(c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(d)	Restoration Plan Contribution ($)(e)	Other ($)(f)
Heather Bresch	2018	20,836	98,268	—	24,730	148,750	39,806
	2017	20,736	158,038	—	24,420	165,331	25,827
	2016	20,507	184,020	—	29,419	302,790	160,564
Kenneth S. Parks	2018	20,089	16,875	—	19,019	107,798	7,783
	2017	19,766	10,440	—	18,115	73,440	8,311
	2016	10,944	—	—	6,908	—	646
Rajiv Malik	2018	27,692	44,783	636,726	24,550	98,750	7,380
	2017	30,170	28,896	691,967	24,300	109,469	7,275
	2016	30,725	80,295	247,421	10,600	—	22,332
Daniel M. Gallagher	2018	19,200	414	—	6,154	25,846	4,155
	2017	14,400	—	—	18,039	29,700	819
Anthony Mauro	2018	19,342	3,529	—	25,050	110,700	19,470
	2017	19,200	2,595	—	24,238	123,285	22,603
	2016	19,200	608	—	28,335	170,589	40,370

(a)

In the case of Ms. Bresch and Messrs. Parks, Gallagher and Mauro, these numbers represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

(b)

Amounts disclosed represent the actual aggregate incremental costs incurred by Mylan associated with the personal use of the Company’s aircraft. Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees and other trip-related variable costs. Because the aircrafts are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated.

(c)

Expatriate benefits for Mr. Malik represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally pays for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. Beginning in 2016, Mr. Malik no longer receives a tax equalization benefit in respect of his LTI awards. Amounts shown for 2017 and 2016 for Mr. Malik are net of Mylan’s estimated tax refunds for each year. There are no estimated tax refunds for 2018. The estimated refunds were $15,685 for 2017 and approximately $0.2 million for 2016.

(d)

For 2018, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, a matching contribution of $10,980, $5,269, $10,800, $6,154, and $11,300, respectively, and a profit sharing contribution received in April 2019 in respect of fiscal year 2018 equal to $13,750 for each NEO, except for Mr. Gallagher. For 2017, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro, a matching contribution of $10,920, $4,615, $10,800, $4,539 and $10,738, respectively, and a profit sharing contribution received in March 2018 in respect of fiscal year 2017 equal to $13,500 for each NEO. In March 2017, the Company made a profit sharing contribution to each NEO, other than Mr. Gallagher, in respect of fiscal year 2016 equal to $13,250. For 2016, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik and Mauro, a matching contribution of $10,869, $6,908, $10,600 and $9,785, respectively, and, for Ms. Bresch and Mr. Mauro, a profit sharing contribution from the Company of $18,550.

(e)

For 2018, amounts disclosed included, for Messrs. Parks, Gallagher and Mauro, a matching contribution under the Restoration Plan of $47,910, $25,846 and $49,200, respectively, and a profit sharing contribution under the Restoration Plan received in April 2019 in respect of fiscal year 2018 for each of Ms. Bresch and Messrs. Parks, Malik and Mauro equal to $148,750, $59,888, $98,750 and $61,500, respectively. Mr. Gallagher did not receive this contribution because of his termination on April 2, 2019. For 2017, amounts disclosed included, for Messrs. Parks, Gallagher and Mauro, a matching contribution under the Restoration Plan of $20,509, $13,200 and $54,793, respectively, and a profit sharing contribution under the Restoration Plan received in March 2018 in respect of fiscal year 2017 for each of Ms. Bresch and Messrs. Parks, Malik, Gallagher and Mauro equal to $165,331, $52,931, $109,469, $16,500 and $68,492, respectively. In March 2017, the Company made a profit sharing contribution to each of Ms. Bresch and Messrs. Parks, Malik and Mauro under the Restoration Plan in respect of fiscal year 2016 equal to $246,750, $4,058, $161,750 and $93,740, respectively. Ms. Bresch is no longer eligible to receive a matching contribution under the Restoration Plan. Although Mr. Malik became eligible to participate in Mylan’s U.S. retirement plans in 2016, he is not eligible to receive a matching contribution under the Restoration Plan. See page 43 of this Amendment for further information regarding Restoration Plan contributions.

(f)

Represents events for all NEOs other than Mr. Gallagher for 2017; life insurance retention plan premium for Ms. Bresch and Mr. Mauro; long-term disability premiums; a health insurance premium for Mr. Malik; for 2016 only, contributions to the Provident Fund, a statutory plan in India, for Mr. Malik; for 2016 only, matching of certain charitable contributions for Ms. Bresch and Messrs. Malik and Mauro; for 2018 and 2016 only, certain personal security services for Ms. Bresch; and tax preparation services related to U.K. tax returns for all NEOs other than Mr. Gallagher for 2017.

Grants of Plan-Based Awards for 2018

The following table summarizes grants of plan-based awards made to each NEO during 2018.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards(2)

Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Heather Bresch			975,000	1,950,000	3,900,000	—	—	—	—	—	—	—
	3/2/2018	2/21/2018	—	—	—	44,423	111,057	199,903	—	—	—	4,550,005
	3/2/2018	2/21/2018	—	—	—	—	—	—	66,635	—	—	2,730,036
	3/2/2018	2/21/2018	—	—	—	—	—	—	—	108,592	40.97	1,820,002
Kenneth S. Parks			393,875	787,750	1,575,500	—	—	—	—	—	—	—
	3/2/2018	2/21/2018	—	—	—	12,205	30,511	54,920	—	—	—	1,250,036
	3/2/2018	2/21/2018	—	—	—	—	—	—	18,307	—	—	750,038
	3/2/2018	2/21/2018	—	—	—	—	—	—	—	29,833	40.97	500,001
Rajiv Malik			625,000	1,250,000	2,500,000	—	—	—	—	—	—	—
	3/2/2018	2/21/2018	—	—	—	29,290	73,225	131,805	—	—	—	3,000,028
	3/2/2018	2/21/2018	—	—	—	—	—	—	43,935	—	—	1,800,017
	3/2/2018	2/21/2018	—	—	—	—	—	—	—	71,600	40.97	1,200,016
Daniel M. Gallagher			460,000	920,000	1,840,000	—	—	—	—	—	—	—
	3/2/2018	2/21/2018	—	—	—	15,622	39,053	70,296	—	—	—	1,600,001
	3/2/2018	2/21/2018	—	—	—	—	—	—	23,432	—	—	960,009
	3/2/2018	2/21/2018	—	—	—				—	38,187	40.97	640,014
Anthony Mauro			402,500	805,000	1,610,000	—	—	—	—	—	—	—
	3/2/2018	2/21/2018	—	—	—	12,205	30,511	54,920	—	—	—	1,250,036
	3/2/2018	2/21/2018	—	—	—	—	—	—	18,307	—	—	750,038
	3/2/2018	2/21/2018	—	—	—	—	—	—	—	29,833	40.97	500,001

(1)	The performance goals under the annual incentive compensation program applicable to the NEOs during 2018 are described above in the CD&A.
(2)

Consists of PRSUs awarded under Mylan’s Amended and Restated 2003 Long-Term Incentive Plan (the “Amended 2003 Plan”). The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2018 table.

(3)

Consists of RSUs awarded under the Amended 2003 Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2018 table.

(4)

Represents the grant of 10-year stock options awarded under the Amended 2003 Plan. Stock options were granted with an exercise price equal to the closing price of the Company’s ordinary shares on the date of grant. The vesting terms applicable to these awards are described below following the Outstanding Equity Awards at the End of 2018 table.

(5)

Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 12 to the Company’s Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Outstanding Equity Awards at the End of 2018

The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2018.

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Heather Bresch	14,196	—	21.13	3/3/2020	—	—	—	—
	4,413	—	22.66	3/2/2021	—	—	—	—
	4,266	—	23.44	2/22/2022	—	—	—	—
	3,236	—	30.90	3/6/2023	—	—	—	—
	65,502	—	55.84	3/5/2024	—	—	—
	67,659	—	50.66	11/17/2025	—	—	—	—
	57,972	28,985	46.27	2/17/2026	—	—	—	—
	35,520	71,038	45.18	3/3/2027	—	—	—	—
	—	108,592	40.97	3/2/2028	—	—	—	—
	—	—	—	—	—	—	378,071(4)	10,359,145
	—	—	—	—	37,094	1,016,376	101,146(5)	2,771,400
	—	—	—	—	40,283	1,103,754	100,709(5)	2,759,427
	—	—	—	—	66,635	1,825,799	111,057(5)	3,042,962
Kenneth S. Parks	11,033	5,516	46.52	6/6/2026	—	—	—	—
	7,026	14,052	45.18	3/3/2027	—	—	—	—
	—	29,833	40.97	3/2/2028	—	—	—	—
	—	—	—	—	2,149	58,883	19,347(5)	530,108
	—	—	—	—	—	—	40,507(4)	1,109,892
	—	—	—	—	7,968	218,323	19,921(5)	545,835
	—	—	—	—	18,307	501,612	30,511(5)	836,001
Rajiv Malik	34,389	—	55.84	3/5/2024	—	—	—	—
	41,637	—	50.66	11/17/2025	—	—	—	—
	33,446	16,722	46.27	2/17/2026	—	—	—	—
	21,858	43,716	45.18	3/3/2027	—	—	—	—
	—	71,600	40.97	3/2/2028	—	—	—	—
	—	—	—	—	—	—	324,061(4)	8,879,271
	—	—	—	—	22,024	603,458	58,354(5)	1,598,900
	—	—	—	—	24,790	679,246	61,975(5)	1,698,115
	—	—	—	—	43,935	1,203,819	73,225(5)	2,006,365
Daniel M. Gallagher	16,416	32,831	38.94	5/12/2027	—	—	—	—
	—	38,187	40.97	3/2/2028	—	—	—	—
	—	—	—	—	16,436	450,346	40,507(4)	1,109,892
	—	—	—	—	17,030	466,622	41,089(5)	1,125,839
	—	—	—	—	23,432	642,037	39,053(5)	1,070,052
Anthony Mauro	4,266	—	23.44	2/22/2022	—	—	—	—
	3,236	—	30.90	3/6/2023	—	—	—	—
	12,009	—	55.84	3/5/2024	—	—	—	—
	16,265	—	50.66	11/17/2025	—	—	—	—
	18,210	9,104	46.27	2/17/2026	—	—	—	—
	9,759	19,516	45.18	3/3/2027	—	—	—	—
	—	29,833	40.97	3/2/2028	—	—	—	—
	—	—	—	—	—	—	67,512(4)	1,849,829
	—	—	—	—	9,015	247,011	31,771(5)	870,525
	—	—	—	—	11,067	303,236	27,668(5)	758,103
	—	—	—	—	18,307	501,612	30,511(5)	836,001

(1)

Vesting dates applicable to unvested stock options are as follows, in each case generally subject to continued employment with Mylan: on February 17, 2019, the unvested options at the $46.27 exercise price for Ms. Bresch and Messrs. Malik and Mauro vested, and the unvested options at the $46.52 exercise price for Mr. Parks vested; one-half of the unvested options at the $45.18 exercise price for Ms. Bresch and Messrs. Malik, Mauro and Parks and at the $38.94 exercise price for Mr. Gallagher vested on March 3, 2019; and the unvested stock options at the $40.97 exercise price for all NEOs will vest in three equal annual installments beginning March 2, 2019 (other than stock options forfeited by Mr. Gallagher in connection with his separation from Mylan on April 2, 2019). Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards). In the case of options granted in 2013, 2014, 2015, 2016, 2017 or 2018 to Ms. Bresch, and in 2014, 2015, 2016, 2017 or 2018 to Mr. Malik, and, solely with respect to options granted to Mr. Gallagher in 2017, following termination of employment without “cause” or resignation for “good reason” as defined in the applicable employment agreement, 100% of options become vested and vested options will remain exercisable for one year following termination.

(2)

On February 17, 2019, 37,094 RSUs for Ms. Bresch, 2,149 RSUs for Mr. Parks, 22,024 RSUs for Mr. Malik and 9,015 RSUs for Mr. Mauro vested. Of the 40,283 RSUs for Ms. Bresch, 20,142 vested on March 3, 2019, and 20,141 will vest on March 3, 2020; of the 7,968 RSUs for Mr. Parks, 3,984 vested on March 3, 2019, and 3,984 will vest on March 3, 2020; of the 24,790 RSUs for Mr. Malik, 12,395 vested on March 3, 2019, and 12,395 will vest on March 3, 2020; of the 16,436 RSUs for Mr. Gallagher, 8,218 vested on March 3, 2019, and 8,218 will vest on March 15, 2020; and of the 11,067 RSUs for Mr. Mauro 5,534 vested on March 3, 2019, and 5,533 will vest on March 3, 2020. 66,635 RSUs for Ms. Bresch, 18,307 RSUs for Mr. Parks, 43,935 RSUs for Mr. Malik and 18,307 RSUs for Mr. Mauro vest in three equal annual installments beginning on March 2, 2019, and of the 23,432 RSUs for Mr. Gallagher, 7,811 vested on March 2, 2019 and the remainder will vest on March 15, 2020. Of the 17,030 RSUs for Mr. Gallagher that represent the Gallagher Sign-On RSUs, 8,515 vested on April 1, 2019, and 8,515 will vest on March 15, 2020. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. In the case of awards granted to Ms. Bresch and Messrs. Malik and Gallagher (for Mr. Gallagher, solely with respect to RSUs granted in 2017), the awards would also vest upon the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement.

(3)	The market value of restricted ordinary shares, RSUs and PRSUs was calculated using the closing price of the Company’s ordinary shares as of December 31, 2018, $27.40.
(4)

These awards consist of restricted ordinary shares under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program. The One-Time Special Five-Year Performance-Based Realizable Value Incentive Program is described in detail in the Proxy Statement for Mylan Inc.’s 2014 Annual Meeting of Shareholders. These awards have been forfeited as a result of the performance criteria having not been met.

(5)

The vesting of these PRSUs is subject to the attainment of performance goals. On February 17, 2019, Ms. Bresch vested in 25,287 ordinary shares or 25% of the target 101,146 PRSUs, Mr. Parks vested in 4,837 ordinary shares or 25% of the target 19,347 PRSUs, Mr. Malik vested in 14,589 ordinary shares or 25% of the target 58,354 PRSUs, and Mr. Mauro vested in 7,943 ordinary shares or 25% of the target 31,771 PRSUs. On March 3, 2020, Ms. Bresch is expected to vest in PRSUs relating to 100,709 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 19,921 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 61,975 ordinary shares, and Mr. Mauro is expected to vest in PRSUs relating to 27,668 ordinary shares. On March 2, 2021, Ms. Bresch is expected to vest in PRSUs relating to 111,057 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 30,511 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 73,225 ordinary shares, and Mr. Mauro is expected to vest in PRSUs relating to 30,511 ordinary shares. The PRSUs are expected to vest upon the earliest to occur of (i) March 3, 2020 or March 2, 2021, as applicable, provided that the performance goals have been satisfied, (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following a change in control, (iii) the executive’s death or disability, and (iv) in the case of awards granted to Ms. Bresch and Messrs. Malik and Gallagher (for Mr. Gallagher, solely with respect to PRSUs granted in 2017), the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement. Any outstanding ordinary shares subject to the award that remain unvested as of March 3, 2020 or March 2, 2021, as applicable, will be forfeited.

(6)	As a result of his separation from Mylan on April 2, 2019, except as otherwise described in footnote (2), Mr. Gallagher forfeited his unvested equity awards as of such date.

Option Exercises and Stock Vested for 2018

The option awards and ordinary share awards reflected in the table below were exercised or became vested for the NEOs during 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Heather Bresch	—	—	97,673	4,014,812
Kenneth S. Parks	—	—	6,135	253,866
Rajiv Malik	—	—	59,675	2,452,471
Daniel M. Gallagher	—	—	8,218	336,691
Anthony Mauro	4,757	84,151	25,000	1,028,380

Pension Benefits for 2018

The following table summarizes the benefits accrued by Ms. Bresch and Mr. Malik as of December 31, 2018, under the RBA (and Executive Plan, in the case of Mr. Malik) in effect during 2018. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Heather Bresch	Retirement Benefit Agreement	14	6,355,779	—
Kenneth S. Parks	N/A	N/A	—	—
Rajiv Malik	The Executive Plan for Rajiv Malik(3)	N/A	321,171	—
Rajiv Malik	Retirement Benefit Agreement	12	4,005,221	—
Daniel M. Gallagher	N/A	N/A	—	—
Anthony Mauro	N/A	N/A	—	—

(1)	Messrs. Parks, Gallagher and Mauro are not party to a defined benefit pension arrangement.
(2)	See pages 53 and 56 of this Amendment for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.

Nonqualified Deferred Compensation

The following table sets forth information relating to the Restoration Plan for 2018. There was no NEO participation in the Mylan Executive Income Deferral Plan in 2018.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Heather Bresch	3,785,200	—	165,331	(263,651)	—	3,686,880
Kenneth S. Parks	48,076	47,910	100,841	(15,215)	—	181,612
Rajiv Malik	175,469	—	109,469	(30,701)	—	254,237
Daniel M. Gallagher	27,394	25,846	42,346	(7,862)	—	87,724
Anthony Mauro	1,726,000	49,200	117,692	(106,322)	—	1,786,570

(1)

These amounts include earnings (losses), dividends and interest provided on account balances, including the change in value of the underlying investments in which our NEOs are deemed to be invested. These amounts are not reported in the Summary Compensation Table.

Retirement Programs and Employment Agreements

Restoration Plan

The Restoration Plan permits employees (including NEOs) who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan and (iii) be credited with Company non-elective contributions (to the extent so made by Mylan), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under Mylan’s 401(k) and Profit Sharing Plan if not for the limits on contributions and deferrals imposed by the Code. Company matching contributions immediately vest and Company profit sharing contributions are subject to an initial three-year vesting period. Upon a change in control (as defined in the Restoration Plan), a participant will become 100% vested in any unvested portion of his or her profit sharing contributions. Distributions of such participant’s vested account balance will be made in a lump sum within 60 days following a participant’s separation from service (or such later date as may be required by Section 409A of the Code).

Ms. Bresch and Mr. Malik are not eligible to receive matching contributions under the Restoration Plan.

Retirement Benefit Agreements

Mylan Inc. entered into RBAs with Ms. Bresch and Mr. Malik in August 2009. Pursuant to the RBAs of Ms. Bresch and Mr. Malik, upon retirement following completion of 10 or more years of service, each executive would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 20% and 15%, respectively, of the sum of their base salary and target annual bonus on the date of retirement, for a period of 15 years, discounted to the executive’s current age from age 55 if such executive retires prior to attaining age 55 (“retirement benefit”). Having completed at least 10 years of continuous service as an executive, Ms. Bresch and Mr. Malik are each 100% vested in their retirement benefit under the RBAs.

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

Each of the RBAs provides that during the five-year period following termination, except for any termination occurring following a change in control, Mylan may request that the executive provide consulting services for the Company, which services will be reasonable in scope, duration and frequency and may not exceed 20 hours per month. The hourly rate for such consulting services will be determined by the parties at the time, but may not be less than $500 per hour, payable monthly. The executive would also be entitled to reimbursement of all out-of-pocket expenses he or she incurs directly in the course of providing these services.

Information concerning the estimated value of benefits under Ms. Bresch’s and Mr. Malik’s RBAs assuming retirement as of December 31, 2018, is in the section below entitled “Potential Payments Upon Termination or Change in Control,” beginning on page 44 of this Amendment.

As previously disclosed in 2007, Mylan established a nonqualified deferred compensation plan for Mr. Malik, who was then living outside the U.S. and therefore unable to participate in Mylan’s 401(k) and Profit Sharing Plan. Although Mylan no longer contributes to the account, the plan account will be distributed to Mr. Malik upon termination of the plan, the termination of Mr. Malik’s employment or other qualifying distribution events, such as his retirement, disability or death.

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the potential payments and benefits that the NEOs would have received following a termination of employment on December 31, 2018 by Mylan without “cause”, by the NEO for “good reason” (each as defined in the applicable agreement), due to his or her death or disability or as a result of a CIC Termination (as defined below), in each case, pursuant to the terms of the employment agreements, RBAs, Transition and Succession Agreements and LTI award agreements in effect as of December 31, 2018. A “CIC Termination” occurs if an NEO’s employment is terminated other than for cause or if he or she terminates employment for good reason, in each case, prior to a change in control under certain circumstances, within two years following the occurrence of a change in control or, for Ms. Bresch and Messrs. Malik and Mauro only, for any reason within 90 days following the first anniversary of a change in control.

All potential payments and benefits in connection with a change in control are “double-trigger”, meaning they require a change in control and a termination of employment in order to be paid. As described above, following the Compensation Committee’s determination that the performance criteria had not been met, the awards granted under the One-Time Special Five-Year Performance-Based Realizable Value Incentive Program were forfeited, and therefore no value is attributable to them here. All payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of the NEO’s employment due to death or disability.

As described above, Mr. Gallagher’s employment with Mylan terminated on April 2, 2019. For a description of the payments and benefits Mr. Gallagher received in connection with such termination, please see above, at “New Agreements with Executives in 2019”.

Heather Bresch

Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control. If Ms. Bresch’s employment was terminated on December 31, 2018 by Mylan without cause, by her for good reason or due to her death or disability absent a change in control, she would have been entitled to (1) a lump sum payment equal to two times her annual base salary, (2) two years of health benefits, (3) a pro rata bonus based on actual performance, (4) full vesting of her LTI awards (with any performance conditions deemed achieved at “target” levels) and (5) a lump sum payment equal to her already vested RBA benefit.

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $5,232,326, in respect of cash severance and other benefits, (ii) $12,519,718, in respect of the vesting of LTI awards and (iii) $6,355,779, in respect of Ms. Bresch’s already vested RBA benefit.

Termination in Connection with a Change in Control. If Ms. Bresch incurred a CIC Termination on December 31, 2018, she would have been entitled to the payments and benefits provided for above, except that her severance payment under (1) would be equal to three times the sum of her base salary and highest bonus paid and she would receive three years of continued health and other benefits. Ms. Bresch’s Transition and Succession Agreement also provides for a gross-up payment for any excise tax on “excess parachute payments.”

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $18,670,241, in respect of cash severance and other benefits, (ii) $12,519,718, in respect of the vesting of LTI awards and (iii) $6,355,779, in respect of Ms. Bresch’s already vested RBA benefit. Based on these values, Ms. Bresch would not have been subject to the 280G excise tax; therefore, no value is attributable to her contractual gross-up obligation for purposes of this disclosure.

Kenneth S. Parks

Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control. If Mr. Parks’ employment was terminated on December 31, 2018 by Mylan without cause, by him for good reason or due to his death or disability absent a change in control, he would have been entitled to

(1) a lump sum payment equal to his annual base salary, (2) 12 months of health benefits, (3) a pro rata bonus based on actual performance and (4) in the case of a termination due to Mr. Parks’ death or disability only, full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels).

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $1,752,061, in respect of cash severance and other benefits and (ii) in the case of a termination due to Mr. Parks’ death or disability only, $2,690,762, in respect of the vesting of LTI awards.

Termination in Connection with a Change in Control. If Mr. Parks incurred a CIC Termination on December 31, 2018, he would become entitled to the payments and benefits provided for above in the event of his disability, except that his severance payment under (1) would be equal to three times the sum of his base salary and highest bonus paid and he would receive three years of continued health and other benefits. Consistent with Mylan’s policy of not providing gross-ups in newly entered into agreements, Mr. Parks’ Transition and Succession Agreement contains a “best net” provision in the event he would receive any “excess parachute payments”, as described above.

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $6,745,473, in respect of cash severance and other benefits and (ii) $2,690,762, in respect of the vesting of LTI awards.

Rajiv Malik

Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control. If Mr. Malik’s employment was terminated on December 31, 2018 by Mylan without cause, by him for good reason or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to one-and-one-half times his annual base salary, (2) 18 months of health benefits, (3) a pro rata bonus based on actual performance, (4) full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels) and (5) a lump sum payment in respect of his already vested RBA benefit.

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $3,191,355, in respect of cash severance and other benefits, (ii) $7,789,903, in respect of the vesting of LTI awards and (iii) $4,005,221, in respect of Mr. Malik’s already vested RBA benefit.

Termination in Connection with a Change in Control. If Mr. Malik incurred a CIC Termination on December 31, 2018, he would have been entitled to the payments and benefits provided for above, except that his severance payment under (1) would be equal to three times the sum of his base salary and highest bonus paid and he would receive three years of continued health and other benefits. Mr. Malik’s Transition and Succession Agreement also provides for a gross-up payment for any excise tax on “excess parachute payments.”

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $12,688,123, in respect of cash severance and other benefits, (ii) $7,789,903, in respect of the vesting of LTI awards and (iii) $4,055,221, in respect of Mr. Malik’s already vested RBA benefit. Based on these values, Mr. Malik would not have been subject to the 280G excise tax; therefore, no value is attributable to his contractual gross-up obligation for purposes of this disclosure.

Daniel M. Gallagher

Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control. If Mr. Gallagher’s employment was terminated on December 31, 2018 by Mylan without cause, by him for good reason or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to his annual base salary, (2) 12 months of health benefits, (3) a pro rata bonus based on actual performance, (4) full vesting of his LTI awards granted in 2017 and (5) in the case of a termination due to Mr. Gallagher’s death or disability only, full vesting of his other LTI awards (with any LTI performance conditions deemed achieved at “target” levels).

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $2,048,595, in respect of cash severance and other benefits, (ii) $2,042,807, in respect of the vesting of LTI awards granted in 2017 and (iii) in the case of a termination due to Mr. Gallagher’s death or disability only, $1,712,089, in respect of the vesting of his other LTI awards.

Termination in Connection with a Change in Control. If Mr. Gallagher incurred a CIC Termination on December 31, 2018, he would become entitled to the payments and benefits provided for above in the event of his disability, except that his severance payment under (1) would by equal to three times the sum of his base salary and highest bonus paid and he would receive three years of continued health and other benefits. Consistent with Mylan’s policy of not providing gross-ups in newly entered into agreements, Mr. Gallagher’s Transition and Succession Agreement contains a “best net” provision in the event he would receive any “excess parachute payments”, as described above.

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $7,632,384, in respect of cash severance and other benefits and (ii) $3,754,896, in respect of the vesting of LTI awards

Anthony Mauro

Termination Without Cause or Termination due to Death or Disability Absent a Change in Control. If Mr. Mauro’s employment was terminated on December 31, 2018 by Mylan without cause or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to his annual base salary, (2) 12 months of health benefits, (3) a pro rata bonus based on actual performance and (4) in the case of a termination due to Mr. Mauro’s death or disability only, full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels).

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $1,789,091, in respect of cash severance and other benefits and (ii) in the case of a termination due to Mr. Mauro’s death or disability only, $3,516,488, in respect of the vesting of LTI awards.

Termination in Connection with a Change in Control. If Mr. Mauro incurred a CIC Termination on December 31, 2018, he would become entitled to the payments and benefits provided for above in the event of his disability, except that his severance payment under (1) would be equal to three times the amount of base salary and cash bonus paid to Mr. Mauro by Mylan as reflected on Mr. Mauro’s W-2 in (a) the tax year immediately preceding the year in which the date of termination occurs or (b) the year in which the change in control occurs, whichever is greater, and he would receive three years of continued health and other benefits. Mr. Mauro’s Transition and Succession Agreement also provides for a gross-up payment for any excise tax on “excess parachute payments.”

The estimated values of such payments and benefits, assuming a December 31, 2018 termination, would have been (i) $6,396,746, in respect of cash severance and other benefits and (ii) $3,516,488, in respect of the vesting of LTI awards. Based on these values, Mr. Mauro would not have been subject to the 280G excise tax; therefore, no value is attributable to his contractual gross-up obligation for purposes of this disclosure.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following information about the relationship between the annual total compensation of the Company’s employees and the annual total compensation of the Company’s CEO. The pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

Further to this requirement, under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. As there were no changes in our employee population or to the median-paid employee’s compensation arrangements in 2018 that would affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected for the 2018 Proxy Statement. We collected the 2018 annual total compensation for the median employee using the same methodology we use for our NEOs as disclosed in the Summary Compensation Table on page 37 and then added the cost of medical and dental benefits in the calculation of annual total compensation for the median employee and CEO.

Total annual compensation for the median employee was $42,407 and total annual compensation for the CEO was $13,346,299, resulting in a ratio of median employee total annual compensation to CEO total annual compensation of 315 to 1. Total annual compensation for the median employee and the CEO is calculated according to the disclosure requirements of Item 402(u) of Regulation S-K under the Exchange Act and includes base salary, annual incentive, equity awards, change in pension values and other compensation such as perquisites and medical benefits.

Non-Employee Director Compensation for 2018

The following table sets forth information concerning the compensation earned by Mylan’s directors who are not employees of the Company or Mylan Inc. (each a “Non-Employee Director,” and, together, the “Non-Employee Directors”) for 2018. Directors who are employees of Mylan Inc. receive no compensation for their Board service. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)		RSUs ($)(4)	Option Awards ($)(4)	Total ($)
Wendy Cameron(1)	62,500		165,027	50,012	277,539
Hon. Robert J. Cindrich	143,750		165,027	50,012	358,789
Robert J. Coury	1,800,000		—	—	1,800,000
JoEllen Lyons Dillon	190,000		165,027	50,012	405,039
Neil Dimick	176,250		165,027	50,012	391,289
Melina Higgins	150,000		165,027	50,012	365,039
Harry A. Korman(2)	70,000		165,015	50,004	285,019
Mark W. Parrish	253,750		165,027	50,012	468,789
Pauline van der Meer Mohr(2)	65,000	(3)	165,015	50,004	280,019
Randall L. (Pete) Vanderveen, Ph.D.	120,000		165,027	50,012	335,039
Sjoerd S. Vollebregt	130,000	(3)	165,027	50,012	345,039

(1)	Not nominated for re-election at the 2018 AGM and retired from the Board effective June 29, 2018. Compensation listed reflects amounts earned and equity awarded through June 29, 2018.

(2)	Elected to Mylan’s Board for the first time at the 2018 AGM.

(3)	Fees earned by Ms. van der Meer Mohr and Mr. Vollebregt were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made

(4)

Represents the grant date fair value of the specific award granted to the Non-Employee Director. Option awards and RSU awards granted in 2018 generally vested on March 2, 2019. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 12 to the Company’s Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2018. The aggregate number of ordinary shares subject to stock options held by the Non-Employee Directors, as of December 31, 2018, were as follows: Ms. Cameron, 14,277; Judge Cindrich, 14,277; Mr. Coury, 231,074; Ms. Dillon, 14,277; Mr. Dimick, 14,277; Ms. Higgins, 20,900; Mr. Korman, 29,412; Mr. Parrish, 14,277; Ms. van der Meer Mohr 3,446; Dr. Vanderveen, 14,277; and Mr. Vollebregt, 6,851. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2018, were as follows: Judge Cindrich, 4,028; Mr. Coury, 1,000,000; Ms. Dillon, 4,028; Mr. Dimick, 4,028; Ms. Higgins, 4,028; Mr. Korman 4,566; Mr. Parrish, 4,028; Ms. van der Meer Mohr 4,566; Dr. Vanderveen, 4,028; and Mr. Vollebregt, 4,028. The number of unvested performance-based restricted ordinary shares held by Mr. Coury, as of December 31, 2018, was 270,051, which were forfeited as a result of the performance criteria having not been met.

In 2018, the Compensation Committee retained Meridian to provide the Committee with a market review of outside director compensation.

Non-Employee Directors, other than Mr. Coury, receive $100,000 per year in cash compensation for their service on Mylan’s Board. Non-Employee Directors also are reimbursed for actual expenses relating to meeting attendance.

In addition, in 2018, the Non-Employee Directors received the following additional fees for their service on Board committees, payable in each case, in four equal quarterly installments (pro-rated for any partial quarter):

•	The Chair of the Audit Committee received an additional fee of $30,000 per year;

•	The Chair of the Compensation Committee received an additional fee of $25,000 per year;

•	The Chair of the Compliance Committee received an additional fee of $30,000 per year;

•	The Chair of the Finance Committee received an additional fee of $20,000 per year;

•	The Chair of the Governance and Nominating Committee received an additional fee of $25,000 per year;

•	The Chair of the Risk Oversight Committee received an additional fee of $25,000 per year;

•	The Chair of the Science and Technology Committee received an additional fee of $10,000 per year;

•	Each member of the Executive Committee who is a Non-Employee Director, other than Mr. Coury, received an additional fee of $30,000 per year;

•	Each member of the Audit Committee, Compensation Committee, Governance and Nominating Committee and Risk Oversight Committee received an additional fee of $15,000 per year;

•	Each member of the Compliance Committee received an additional fee of $10,000 per year;

•	Each member of the Finance Committee and the Science and Technology Committee received an additional fee of $5,000 per year; and

•	The Lead Independent Director received an additional fee of $60,000 per year.

Mr. Coury does not receive the Non-Employee Director fees described above, and instead receives a quarterly cash retainer of $450,000 and certain perquisites. In connection with the transition from his role as Executive Chairman to Chairman of the Board as a Non-Employee Director effective June 24, 2016, the Board asked

Mr. Coury to serve as Chairman for at least five years, though he remains subject to annual appointment, and to intently focus, with the Mylan Board and in collaboration with the executive team, on the strategy for Mylan for the next decade and beyond. The Board believes that the continued highly active and visionary leadership, insight and strategic direction of Mr. Coury as Chairman is critical to the Company and in the best interests of our shareholders and other stakeholders, as both the Board and management evolve the Company’s long-term strategy amid significant change and disruption in our industry.

Non-Employee Directors are eligible to receive stock options or other grants under the Amended 2003 Plan. In March 2018, each Non-Employee Director, other than Messrs. Coury and Korman and Ms. van der Meer Mohr, was granted an option to purchase 2,984 ordinary shares at an exercise price of $40.97 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option, other than as described below, vested on March 2, 2019, and 4,028 RSUs, which also, other than as described below, vested on March 2, 2019. In June 2018, upon election to the Board, Mr. Korman and Ms. van der Meer Mohr were each granted an option to purchase 3,446 ordinary shares at an exercise price of $36.14 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option vested on March 2, 2019, and 4,566 RSUs, which also vested on March 2, 2019. Mr. Coury did not receive any equity awards in 2018. As described in the 2017 Proxy Statement, Mr. Coury received an award of 1,000,000 RSUs on June 24, 2016, 75% of which will vest on the third anniversary of the date of grant, which is June 24, 2019, and 25% of which will vest on the fifth anniversary of the date of grant, or earlier upon certain cessations of Mr. Coury’s services as Chairman or failure to be appointed to Mylan’s Board. Ms. Cameron was not nominated for re-election and retired from the Board effective June 29, 2018. In recognition of Ms. Cameron’s long and dedicated service to Mylan, the other independent members of the Board voted to accelerate the vesting of her March 2018 option and RSU awards to her date of retirement. Non-Employee Directors also are eligible to receive tax-equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at board meetings in the U.K.

Ordinary Share Ownership Requirements.

Mylan’s Board has adopted ordinary share ownership requirements for Non-Employee Directors, requiring each to hold ordinary shares valued at three times their annual retainer as long as they remain on the Board. Each Non-Employee Director has five years from his or her initial election to the Board to achieve this requirement. The policy was adopted to further demonstrate alignment of directors’ interests with shareholders’ for the duration of their service. As of December 31, 2018, all required Non-Employee Directors satisfied this ownership requirement. Mr. Vollebregt became a director on June 22, 2017, and is required to satisfy the ownership requirements by June 2022. Ms. van der Meer Mohr became a director on June 29, 2018, and is required to satisfy the ownership requirements by June 2023. If Mr. Mark is elected to Mylan’s Board at the 2019 AGM, he will be required to satisfy the ownership requirements by June 2024.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

Security Ownership of Directors, Nominees and Executive Officers

The following table sets forth information regarding the beneficial ownership of ordinary shares of Mylan N.V. as of April 25, 2019 by (i) Mylan N.V.’s directors, nominees and NEOs, and (ii) all directors, nominees and executive officers of Mylan N.V. as a group (based on 515,418,053 ordinary shares of Mylan N.V. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 25, 2019. To Mylan N.V.’s knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Mylan N.V., Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days		Percent of Class
Heather Bresch	501,895	(1)	353,466		*
Hon. Robert J. Cindrich	21,468		14,277		*
Robert J. Coury	996,228	(2)	981,074	(3)	*
JoEllen Lyons Dillon	12,028		14,277		*
Neil Dimick	47,006		14,277		*
Daniel M. Gallagher(4)	17,041		45,561		*
Melina Higgins	87,120	(5)	20,900		*
Harry A. Korman	22,934		29,412		*
Rajiv Malik	496,925	(6)	193,777		*
Richard Mark(7)	0		0		*
Anthony Mauro	101,704	(8)	92,552		*
Kenneth S. Parks	15,108		40,546		*
Mark W. Parrish	39,784		14,277		*
Pauline van der Meer Mohr	2,684		3,446		*
Randall L. (Pete) Vanderveen, Ph.D.	44,206		14,277		*
Sjoerd S. Vollebregt	8,258		6,851		*
All directors, nominees and executive officers as a group (15 persons, but not including Mr. Gallagher)	2,397,348	(9)	1,793,409		*

*	Less than 1%.
(1)	Includes 1,157 ordinary shares held in Ms. Bresch’s 401(k) account, and 115,178 ordinary shares held in a grantor retained annuity trust of which Ms. Bresch is the sole trustee.
(2)	Includes 436,393 ordinary shares held in a grantor retained annuity trust of which Mr. Coury is the sole trustee.
(3)	Includes 750,000 RSUs scheduled to vest on June 24, 2019.
(4)	Mr. Gallagher’s employment with the Company concluded on April 2, 2019.
(5)	Includes 74,000 ordinary shares held by Ms. Higgins’ spouse.
(6)	Includes 227,008 ordinary shares held in grantor retained annuity trusts of which Mr. Malik is the sole trustee.
(7)	Mr. Mark is nominated for election to the Board for the first time in 2019.
(8)	Includes 5,574 ordinary shares held in Mr. Mauro’s 401(k) account.
(9)	Includes 6,731 ordinary shares held in the executive officers’ 401(k) accounts.

Security Ownership of Certain Beneficial Owners

The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the ordinary shares of Mylan N.V. as of April 25, 2019 (based on 515,418,053 ordinary shares of Mylan N.V. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Wellington Management Company LLP and affiliates, 280 Congress Street, Boston, MA 02210	54,251,042	(1)	10.5%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	39,965,771	(2)	7.8%
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	36,975,766	(3)	7.2%
Vanguard Specialized Funds – Vanguard Heath Care Fund –23-2439149, 100 Vanguard Blvd., Malvern, PA 19355	34,923,642	(4)	6.8%

(1)

Based on Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 12, 2019, Wellington Management Group LLP has sole voting power over 0 ordinary shares, shared voting power over 10,211,602 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,251,042 ordinary shares; Wellington Group Holdings LLP has sole voting power over 0 ordinary shares, shared voting power over 10,211,602 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,251,042 ordinary shares; Wellington Investment Advisors Holdings LLP has sole voting power over 0 ordinary shares, shared voting power over 10,211,602 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,251,042 ordinary shares; and Wellington Management Company LLP has sole voting power over 0 ordinary shares, shared voting power over 7,592,866 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 49,122,878 ordinary shares. Based on the Schedule 13G/A, the securities as to which the Schedule 13G/A was filed are owned of record by clients of one or more investment advisers identified therein directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except for Vanguard Health Care Fund.

(2)

Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 6, 2019, BlackRock, Inc. has sole voting power over 35,940,309 ordinary shares, shared voting power over 0 ordinary shares, sole dispositive power over 39,965,771 ordinary shares and shared dispositive power over 0 ordinary shares.

(3)

Based on Schedule 13G/A filed by The Vanguard Group with the SEC on February 11, 2019, The Vanguard Group has sole voting power over 595,723 ordinary shares, shared voting power over 105,020 ordinary shares, sole dispositive power over 36,300,253 ordinary shares and shared dispositive power over 675,513 ordinary shares.

(4)

Based on Schedule 13G/A filed by Vanguard Specialized Funds – Vanguard Health Care Fund – 23-2439149 with the SEC on January 31, 2019, Vanguard Specialized Funds – Vanguard Health Care Fund – 23-2439149 has sole voting power over 34,923,642 ordinary shares, shared voting power over 0 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 0 ordinary shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Based on a review of the transactions between Mylan and its directors and executive officers, their immediate family members, and their affiliated entities, Mylan has determined that since the beginning of 2018, it was a party to the following transactions in which the amount involved exceeded $120,000 and in which any of

Mylan’s directors, executive officers, or greater than five percent shareholders, or any of their immediate family members or affiliates, have or had a direct or indirect material interest:

As previously disclosed, Mylan has engaged Coury Financial Group, LP, now The Coury Firm LLC (together with its predecessors, “CFG”), the principals of which are brothers and a son of Robert J. Coury, Chairman, to provide certain services to Mylan. CFG is beneficially owned by brothers and trusts on behalf of brothers and children of Mr. Coury. CFG is in the business of providing strategic corporate benefits advice and services, among others. Since approximately 1995, CFG and, in the past, other affiliated entities of CFG, have served as the broker in connection with several of the Company’s employee benefit programs. Effective January 1, 2018, Mylan extended its previous contract with CFG for an additional three year period on substantially the same terms as its prior arrangement, which included a fixed base fee of $37,500 per month to be paid by Mylan to CFG, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, CFG will continue to receive commissions directly from certain other benefit plan carriers, and in 2018 and early 2019, received payments totaling approximately $230,000 in commissions for these services directly from the insurance carriers (including payments for 2017 business paid in 2018).

Based on the contractual terms of Mr. Coury’s 2011 Executive Employment Agreement, 2014 Executive Employment Agreement and 2016 Letter Agreement, upon Mr. Coury’s conclusion of service as an executive with the Company in 2016, the Company was obligated to provide him with certain benefits that he had earned over his fifteen-year tenure with the Company. These included, at Mr. Coury’s election on an annual basis for three years, either personal use of the Company’s aircraft for up to 70 hours per year or a cash payment of up to approximately $1.5 million each year for unused time based on the contract formula. We note that these terms were disclosed in prior proxy statements, and that the aggregate value was included in the Summary Compensation Table of the Company’s Proxy Statement for the 2017 annual general meeting of shareholders (the “2017 Proxy Statement”). With respect to 2018, Mr. Coury used the aircraft for 26.5 personal hours and received a cash payment of $947,524 in respect of the unused time based on the contract formula. We believe that $1.5 million represents a fair estimate of the approximate dollar value of the transaction and of Mr. Coury’s interest in it. Although this transaction was previously disclosed, we are disclosing it again here, based on SEC rules, as Mr. Coury remains a related person due to his continued service as a director of the Company (although his receipt of this benefit is not contingent on that service) and the benefit was provided by Mylan to Mr. Coury during 2018. We anticipate continuing to honor this contractual commitment to Mr. Coury in 2019.

Mr. Dimick, like each member of the Board, is party to an indemnification agreement with the Company. The Company has been advised by counsel to Mr. Dimick that counsel billed fees of approximately $275,000 in 2018 for services provided to Mr. Dimick related to providing information in connection with the previously disclosed SEC related party investigation, which did not relate to Mr. Dimick. The SEC’s Division of Enforcement has informed the Company that it has completed its related party investigation with no recommended further action. Counsel does not anticipate billing any additional fees for services to be provided to Mr. Dimick.

Rajiv Malik is an executive officer of the Company and is party to an employment agreement, as amended, with Mylan Inc., which contains standard indemnification provisions. The Company has made payments to counsel to Mr. Malik of approximately $1.5 million in 2018 and approximately $200,000 in 2019 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $1.6 million in 2019 for ongoing services to be provided to Mr. Malik in connection with such matters. Mylan anticipates additional payment, repayment or advancement of these and other expenses during the pendency of the aforementioned matters and anticipates that it will make payments for any such claims.

Mylan has a written related party transactions policy that establishes guidelines for reviewing and approving, as appropriate, transactions involving any director, nominee for director, Section 16 Officer, person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities and person known by the Company to be an immediate family member of any such person, in which (1) the amount involved will or may be expected to exceed $100,000; (2) Mylan or an affiliate of Mylan is or will be a participant; and (3) any related party has or will have a direct or indirect material interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each director’s independence.

Director Independence

Mylan’s Board has determined that Judge Cindrich, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Korman, Mr. Parrish, Ms. van der Meer Mohr, Dr. Vanderveen and Mr. Vollebregt are independent directors under the applicable NASDAQ listing standards. In making these determinations, the Board considered, with respect to Mr. Korman’s independence, Mr. Korman’s past employment by Mylan Inc. and his prior consulting services for Mylan Inc. until July 1, 2015 pursuant to his previously disclosed Retirement and Consulting Agreement and Release dated August 1, 2014. The Board determined that any such arrangements, transactions or relationships would not interfere with the exercise of independent judgment by Mr. Korman in carrying out his responsibilities as a director of Mylan.

Mr. Coury, Ms. Bresch and Mr. Malik are not independent directors under applicable NASDAQ listing standards.

All non-executive directors of Mylan’s Board other than Mr. Coury are considered to be independent within the meaning of best practice provision 2.1.8 of the DCGC.

As disclosed in the 2018 Proxy Statement, Mylan’s Board had previously determined that Ms. Wendy Cameron, who served on the Board until June 29, 2018, was an independent director under the applicable NASDAQ listing standards.

ITEM 14.	Principal Accounting Fees and Services

Deloitte served as Mylan’s independent registered public accounting firm during 2018 and 2017, and no relationship exists other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Mylan paid to, Deloitte and affiliated firms for such services during 2018 and 2017 are set forth below.

		In Millions
	2018	2017
Audit Fees(1)	$9.8	$9.6
Audit Related Fees(2)	0.3	0.5
Tax Fees(3)	0.8	0.1
All Other Fees(4)	—	—

Total Fees	$10.9	$10.3

(1)

Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements and the Dutch Annual Accounts, the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the Company’s quarterly condensed consolidated financial statement, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting and disclosure matters.

(2)

Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including the audit of the Company’s employee benefit plans, comfort letters, certain SEC filings and other agreed-upon procedures.

(3)	Represents fees primarily related to tax return preparation, tax planning and tax compliance support services.
(4)	Represents fees related primarily to advisory services.

Audit Committee Pre-Approval Policy

The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Mylan. Under the policy, the Committee must pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2018 and 2017 were pre-approved by the Committee in accordance with its policy.

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

Date: April 30, 2019	MYLAN N.V.

	By:	/s/ Kenneth S. Parks
Kenneth S. Parks Chief Financial Officer (Principal Financial Officer)

Appendix A

Reconciliation of Non-GAAP Financial Measures

(Unaudited; in millions except per share amounts and percentages)

Adjusted Net Earnings and Adjusted EPS

	Year Ended December 31,		Year Ended December 31,
	2018		2017
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$352.5	$0.68	$696.0	$1.30
Purchase accounting related amortization (primarily included in cost of sales)	1,833.9		1,529.7
Litigation settlements and other contingencies, net	(49.5)		(13.1)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	39.7		47.3
Clean energy investments pre-tax loss	78.7		47.1
Acquisition related costs (primarily included in SG&A and cost of sales)	21.4		72.8
Restructuring related costs	240.2		188.0
Other special items included in:
Cost of sales	225.1		63.5
Research and development expense	118.2		117.7
Selling, general and administrative expense	43.7		11.7
Other expense, net	25.4		13.8
Tax effect of the above items and other income tax related items	(564.5)		(329.7)

Adjusted net earnings and adjusted EPS(a)	$2,364.8	$4.58	$2,444.8	$4.56

Weighted average diluted ordinary shares outstanding	516.5		536.7

(a)	Adjusted EPS for the years ended December 31, 2018 and 2017 had an unfavorable foreign currency impact of $0.06 and a favorable foreign currency impact of $0.03, respectively.

Adjusted Free Cash Flow

	Year Ended December 31,
	2018	2017
U.S. GAAP net cash provided by operating activities	$2,341.7	$2,064.8
Add:
Restructuring and related costs	277.0	152.4
Corporate contingencies	194.2	582.2
Acquisition related costs	4.8	29.5
R&D expense	147.5	54.6

Adjusted net cash provided by operating activities	$2,965.2	$2,883.5

Add/(deduct):
Capital expenditures	(252.1)	(275.9)
Proceeds from sale of certain property, plant and equipment	—	19.3

Adjusted free cash flow	$2,713.1	$2,626.9

Adjusted FCF/Credit Agreement Debt

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Reported debt balances:
Long-term debt, including current portion	$14,716.6	$14,455.8	$14,427.0	$13,816.4
Short-term borrowings and other current obligations	355.5	285.4	283.4	264.9

Total reported debt balances	$15,072.1	$14,741.2	$14,710.4	$14,081.3

Add / (deduct):
Net discount on various debt issuances	36.3	39.3	38.0	36.6
Deferred financing fees	70.3	81.6	77.9	74.6
Fair value of hedged debt	0.6	6.8	11.8	(2.9)

Total debt at notional amounts	$15,179.3	$14,868.9	$14,838.1	$14,189.6

Credit Agreement Debt (average quarterly total debt at notional amounts)				14,769.0

Adjusted Free Cash Flow/Credit Agreement Debt				18%

Adjusted Effective Tax Rate

	Year Ended December 31
	2018	2017
U.S. GAAP earnings before income taxes	$298.4	$903.0
Total pre tax non-GAAP adjustments	2,576.8	2,078.5

Adjusted earnings before income taxes	$2,875.2	$2,981.5

U.S. GAAP income tax provision (benefit)	$(54.1)	$207.0
Adjusted tax expense	564.5	329.7

Adjusted income tax provision	$510.4	$536.7

Adjusted effective tax rate	17.8%	18.0%

Adjusted Interest Expense

	Year Ended December 31,
	2018	2017
U.S. GAAP interest expense	$542.3	$534.6
Deduct:
Interest expense related to clean energy investments	(8.2)	(12.2)
Accretion of contingent consideration liability	(21.3)	(27.6)
Other special items	(10.2)	(7.3)

Adjusted interest expense	$502.6	$487.3

Adjusted Pre-Tax Income

	Year Ended December 31,
	2018	2017
Adjusted net earnings attributable to Mylan N.V.	$2,364.8	$2,444.8
Add/(Deduct):
Tax effect of non-GAAP adjustments and other income tax related items	564.5	329.7
U.S. GAAP reported income tax (benefit) provision	(54.1)	207.0

Adjusted pre-tax income	$2,875.2	$2,981.5

Return on Invested Capital

	Year Ended December 31,
	2018	2017
Adjusted pre-tax income	$2,875.2	$2,981.5
Adjusted interest expense	502.6	487.3

Adjusted income before interest and tax	3,377.8	3,468.8
Estimated adjusted income tax expense(a)	(601.2)	(624.4)

Adjusted net operating profit after tax	$2,777.6	$2,844.4

	As of December 31,
	2017	2016
Total assets	$35,806.3	$34,726.2
Cash and near cash items	(292.1)	(998.8)
Short-term investments	(110.4)	(113.3)
Deferred income taxes	(496.8)	(633.2)
Clean energy investments	(226.0)	(332.6)
Restricted cash	(77.8)	(148.1)

Total invested assets	$34,603.2	$32,500.2
Accounts payable	(1,452.5)	(1,348.1)
Other current liabilities	(2,964.5)	(3,258.5)
Income taxes payable	(112.9)	(97.7)

Total invested capital	$30,073.3	$27,795.9

	2018	2017
Return on Total Invested Capital(b)	9%	10%

(a)	Estimated adjusted income tax expense is the adjusted effective income tax rate multiplied by adjusted income before interest and tax.
(b)	Calculated using current year adjusted net operating profit after tax/prior year total invested capital. This is the ROIC metric used for awards granted in 2016, 2017 and 2018.