Form 10-Q
period 2019-03-31
Mylan N.V.
filed 2019-05-07
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Ordinary shares, nominal value €0.01	MYL	The NASDAQ Stock Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2019, there were 515,437,080 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2019

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Net sales	$2,460.6	$2,650.4
Other revenues	34.9	34.1
Total revenues	2,495.5	2,684.5
Cost of sales	1,690.3	1,700.2
Gross profit	805.2	984.3
Operating expenses:
Research and development	172.6	204.9
Selling, general and administrative	607.9	607.5
Litigation settlements and other contingencies, net	0.7	16.2
Total operating expenses	781.2	828.6
Earnings from operations	24.0	155.7
Interest expense	131.2	131.7
Other expense, net	7.3	13.5
(Loss) Earnings before income taxes	(114.5)	10.5
Income tax benefit	(89.5)	(76.6)
Net (loss) earnings	$(25.0)	$87.1
(Loss) Earnings per ordinary share:
Basic	$(0.05)	$0.17
Diluted	$(0.05)	$0.17
Weighted average ordinary shares outstanding:
Basic	515.0	514.4
Diluted	515.0	516.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Net (loss) earnings	$(25.0)	$87.1
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(338.5)	261.9
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.2	(4.3)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	26.0	(32.0)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	58.1	(59.2)
Net unrealized gain (loss) on marketable securities	0.4	(0.4)
Other comprehensive (loss) earnings, before tax	(253.8)	166.0
Income tax provision (benefit)	11.8	(11.2)
Other comprehensive (loss) earnings, net of tax	(265.6)	177.2
Comprehensive (loss) earnings	$(290.6)	$264.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Assets
Current assets:
Cash and cash equivalents	$229.8	$388.1
Accounts receivable, net	2,778.5	2,881.0
Inventories	2,708.8	2,580.2
Prepaid expenses and other current assets	545.2	518.4
Total current assets	6,262.3	6,367.7
Property, plant and equipment, net	2,151.4	2,170.2
Intangible assets, net	12,955.5	13,664.6
Goodwill	9,607.9	9,747.8
Deferred income tax benefit	507.8	572.2
Other assets	421.7	212.4
Total assets	$31,906.6	$32,734.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,316.5	$1,617.0
Short-term borrowings	0.4	1.9
Income taxes payable	23.2	121.5
Current portion of long-term debt and other long-term obligations	703.5	699.8
Other current liabilities	2,114.0	2,147.6
Total current liabilities	4,157.6	4,587.8
Long-term debt	13,086.9	13,161.2
Deferred income tax liability	1,643.2	1,722.0
Other long-term obligations	1,127.3	1,096.8
Total liabilities	20,015.0	20,567.8
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 539,943,344 and 539,289,665 as of March 31, 2019 and December 31, 2018	6.0	6.0
Additional paid-in capital	8,606.5	8,591.4
Retained earnings	5,989.3	6,010.7
Accumulated other comprehensive loss	(1,710.5)	(1,441.3)
	12,891.3	13,166.8
Less: Treasury stock — at cost
Ordinary shares: 23,490,867 and 23,490,867 as of March 31, 2019 and December 31, 2018	999.7	999.7
Total equity	11,891.6	12,167.1
Total liabilities and equity	$31,906.6	$32,734.9

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(25.0)	—	—	—	(25.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(265.6)	(265.6)
Issuance of restricted stock and stock options exercised, net	653,679	—	2.3	—	—	—	—	2.3
Taxes related to the net share settlement of equity awards	—	—	(5.2)	—	—	—	—	(5.2)
Share-based compensation expense	—	—	18.0	—	—	—	—	18.0
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at March 31, 2019	539,943,344	$6.0	$8,606.5	$5,989.3	23,490,867	$(999.7)	$(1,710.5)	$11,891.6

Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$13,307.6
Net earnings	—	—	—	87.1	—	—	—	87.1
Other comprehensive earnings, net of tax	—	—	—	—	—	—	177.2	177.2
Issuance of restricted stock and stock options exercised, net	959,335	—	10.6	—	—	—	—	10.6
Taxes related to the net share settlement of equity awards	—	—	(8.0)	—	—	—	—	(8.0)
Share-based compensation expense	—	—	21.4	—	—	—	—	21.4
Ordinary share repurchase	—	—	—	—	9,795,616	(432.0)	—	(432.0)
Cumulative effect of the adoption of new accounting standards	—	—	—	13.7	—	—	(7.5)	6.2
Other	—	—	0.3	(0.3)	—	—	—	—
Balance at March 31, 2018	538,861,761	$6.0	$8,610.3	$5,745.0	23,490,867	$(999.7)	$(191.5)	$13,170.1

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(25.0)	$87.1
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	500.5	498.5
Share-based compensation expense	18.0	21.4
Deferred income tax expense	6.7	16.0
Loss from equity method investments	17.0	23.1
Other non-cash items	(2.3)	38.0
Litigation settlements and other contingencies, net	(3.7)	16.4
Changes in operating assets and liabilities:
Accounts receivable	62.8	370.2
Inventories	(183.0)	(157.6)
Accounts payable	(277.5)	(92.8)
Income taxes	(213.6)	(155.7)
Other operating assets and liabilities, net	60.4	(42.8)
Net cash (used in) provided by operating activities	(39.7)	621.8
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.1)	(63.3)
Capital expenditures	(53.1)	(30.7)
Proceeds from the sale of assets	0.2	—
Purchase of available for sale securities and other investments	(7.8)	(7.5)
Proceeds from the sale of marketable securities	7.6	15.0
Payments for product rights and other, net	(15.4)	(342.4)
Net cash used in investing activities	(75.6)	(428.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	0.1	498.4
Payments of long-term debt	(0.2)	(498.0)
Purchase of ordinary shares	—	(432.0)
Change in short-term borrowings, net	(1.5)	309.1
Taxes paid related to net share settlement of equity awards	(7.1)	(8.9)
Contingent consideration payments	(31.8)	(0.2)
Payments of financing fees	(1.2)	(0.4)
Proceeds from exercise of stock options	2.4	10.8
Other items, net	(0.8)	(0.2)
Net cash used in financing activities	(40.1)	(121.4)
Effect on cash of changes in exchange rates	(3.0)	3.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(158.4)	75.2
Cash, cash equivalents and restricted cash — beginning of period	389.3	369.9
Cash, cash equivalents and restricted cash — end of period	$230.9	$445.1

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
The accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Mylan N.V. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position, equity and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Form 10-K”). The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash).
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received from licenses of intellectual property is recorded as revenue. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenue in the condensed consolidated statements of operations.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three months ended March 31, 2019 and 2018, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended March 31, 2019
Central Nervous System & Anesthesia	$135.7	$190.3	$64.0	$390.0
Infectious Disease	18.1	58.8	215.6	292.5
Respiratory & Allergy	238.6	107.8	43.7	390.1
Cardiovascular	46.9	100.7	34.2	181.8
Gastroenterology	34.2	127.8	77.5	239.5
Diabetes & Metabolism	151.0	57.2	39.2	247.4
Dermatology	13.9	61.6	20.4	95.9
Women’s Healthcare	78.9	44.6	15.1	138.6
Oncology	124.8	17.6	29.0	171.4
Immunology	10.1	7.2	6.4	23.7
Other (1)	70.7	121.7	97.3	289.7
Total	$922.9	$895.3	$642.4	$2,460.6

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended March 31, 2018
Central Nervous System & Anesthesia	$199.6	$225.4	$82.9	$507.9
Infectious Disease	46.4	64.5	169.0	279.9
Respiratory & Allergy	113.9	127.6	46.6	288.1
Cardiovascular	90.4	146.8	39.5	276.7
Gastroenterology	44.1	153.2	66.1	263.4
Diabetes & Metabolism	109.6	73.8	24.8	208.2
Dermatology	94.5	80.3	24.9	199.7
Women’s Healthcare	93.1	70.0	19.2	182.3
Oncology	109.3	18.8	30.9	159.0
Immunology	14.0	2.5	8.4	24.9
Other (1)	70.4	75.5	114.4	260.3
Total	$985.3	$1,038.4	$626.7	$2,650.4
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Gross sales	$4,158.5	$4,732.3
Gross to net adjustments:
Chargebacks	(703.7)	(872.1)
Rebates, promotional programs and other sales allowances	(856.2)	(1,030.6)
Returns	(45.8)	(77.3)
Governmental rebate programs	(92.2)	(101.9)
Total gross to net adjustments	$(1,697.9)	$(2,081.9)
Net sales	$2,460.6	$2,650.4
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2019. Such allowances were comprised of the following at March 31, 2019 and December 31, 2018, respectively:

(In millions)	March 31, 2019	December 31, 2018
Accounts receivable, net	$1,556.2	$1,715.6
Other current liabilities	604.1	626.7
Total	$2,160.3	$2,342.3
Accounts receivable, net was comprised of the following at March 31, 2019 and December 31, 2018, respectively:

(In millions)	March 31, 2019	December 31, 2018
Trade receivables, net	$2,367.4	$2,416.5
Other receivables	411.1	464.5
Accounts receivable, net	$2,778.5	$2,881.0
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $372.2 million and $322.0 million of securitized accounts receivable at March 31, 2019 and December 31, 2018, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We elected to apply the available package of transitional practical expedients which permitted us not to reassess under the new standard our prior conclusions regarding lease identification, lease classification and initial direct costs. We have also elected to apply the short-term lease recognition exemption which means we will not recognize ROU assets or lease liabilities for leases that qualify both at transition and on a go-forward basis. In addition, we have elected to apply the practical expedient to not separate lease and non-lease components for our leases except for those related to certain limited supply arrangements. The Company has determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Topic 840. Refer to Note 8 Leases for additional information.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the comprehensive tax legislation enacted by the U.S. government on December 22, 2017 commonly referred to as the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The Company applied the provisions of ASU 2018-02 as of January 1, 2019. Upon adoption, the Company recorded a cumulative effect adjustment of $3.6 million to retained earnings and accumulated other comprehensive loss.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The changes took effect for the Company as of January 1, 2019. The impact of the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
Accounting Standards Issued Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In addition, the following recently issued accounting standards have not been adopted. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended, for additional information and their potential impacts.

Accounting Standard Update	Effective Date
ASU 2018-18: Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
ASU 2018-13: Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020

4.	Acquisitions and Other Transactions
On February 28, 2018, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a collaboration agreement (the “Revance Collaboration Agreement”) pursuant to which the Company and Revance will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Revance Collaboration Agreement, the Company will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and the Company will be responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of in-process research and development (“IPR&D”) and the total upfront payment was expensed as a component of R&D expense during the year ended December 31, 2018.
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
Under the terms of the agreement, Novartis is owed fixed consideration of $463.0 million which consists of $240.0 million which was paid at closing as well as deferred payments of $130.0 million included in other current liabilities and $93.0 million included in other long-term obligations, due in 2019 and 2020, respectively. Novartis is also eligible to receive a contingent payment of up to $20 million. The Company also entered into a supply agreement with Novartis to purchase the products for up to three years from the date of closing. The Company has recorded a liability of approximately $91.0 million related to supply obligations.
The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of $574.8 million. The intangible asset is being amortized over a useful life of ten years.
During the year ended December 31, 2018, the Company completed four agreements to acquire certain intellectual property rights and marketing authorizations for products that were in the development stage, including agreements with Fujifilm Kyowa Kirin Biologics Co., Ltd. (“FKB”), Mapi Pharma Ltd., and Lupin Limited. The Company also completed the acquisition of intellectual property rights and marketing authorizations related to a commercialized product in certain rest of

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

world markets for $220.0 million, of which $160.0 million was paid at closing and $20.0 million was paid in the fourth quarter of 2018, with the remaining amount due in 2019 and included in other current liabilities. The Company is accounting for these transactions as asset acquisitions and a useful life of five years is being used to amortize the asset related to the commercialized product. The Company recorded expense of approximately $53.7 million as a component of R&D expense related to non-refundable upfront payments for agreements for products in development during the year ended December 31, 2018. Certain of the agreements include additional development and commercial milestones.
On February 22, 2018, the Company in-licensed European rights to Hulio™, a biosimilar to AbbVie Inc.'s (“AbbVie”) Humira® (adalimumab), including a sub-license to certain of AbbVie’s European patents, from FKB. On February 27, 2019, the Company updated its arrangements with FKB for the commercialization of Hulio™. Under the updated arrangements, Mylan has in-licensed exclusive global commercialization rights for Hulio™. The Company accounted for this transaction as an asset acquisition of IPR&D and a net non-contingent amount due to FKB of approximately $23.3 million was expensed as a component of R&D expense during the three months ended March 31, 2019.
On December 1, 2018, the Company and certain subsidiaries of Aspen Pharmacare Holdings Limited entered into an agreement for Mylan to distribute a portfolio of prescription and over-the-counter (“OTC”) products in Australia and New Zealand. The agreement includes an option for Mylan to purchase the rights to the portfolio for approximately $135.0 million. In March 2019, the Company exercised the option, and the parties began negotiating an asset purchase agreement. The consideration of approximately $135.0 million includes a payment due at closing of approximately $64.0 million and an amount due one year later of approximately $71.0 million. An agreement is expected to be finalized in 2019. Completion of the transaction will be subject to customary closing conditions.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	650,747	27.67
Exercised	(180,626)	13.43
Forfeited	(202,181)	44.90
Outstanding at March 31, 2019	7,083,218	$36.14
Vested and expected to vest at March 31, 2019	6,867,569	$36.10
Exercisable at March 31, 2019	5,409,105	$36.13
As of March 31, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.6 years, 5.5 years and 4.5 years, respectively. Also, at March 31, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $15.9 million, $15.8 million and $15.4 million, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of March 31, 2019 and the changes during the three months ended March 31, 2019 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2018	6,393,081	$40.75
Granted	2,279,253	27.45
Released	(672,319)	43.70
Forfeited	(2,892,752)	38.06
Nonvested at March 31, 2019	5,107,263	$35.94
As of March 31, 2019, the Company had $130.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of stock awards exercised and restricted stock units released during the three months ended March 31, 2019 and 2018 was $22.1 million and $38.1 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contained a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017, subject to the same performance condition. The performance condition was not achieved by December 31, 2018 and approximately 2.6 million Awards outstanding under the 2014 Program were canceled in the first quarter of 2019. There was no impact to share based compensation expense during the three months ended March 31, 2019 as all of the cumulative expense related to the Awards was reversed during the year ended December 31, 2018.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2019 and 2018 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2019	2018
Service cost	$5.3	$5.0
Interest cost	3.8	3.6
Expected return on plan assets	(3.0)	(3.6)
Amortization of prior service costs	0.3	0.1
Recognized net actuarial gains	(0.2)	—
Net periodic benefit cost	$6.2	$5.1
The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2019 plan year. The Company expects to make total benefit payments of approximately $33.7 million from pension and other postretirement benefit plans in 2019. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $29.3 million in 2019.

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$229.8	$388.1
Restricted cash, included in prepaid expenses and other current assets	1.1	1.2
Cash, cash equivalents and restricted cash	$230.9	$389.3
Inventories

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$987.0	$955.7
Work in process	415.4	369.9
Finished goods	1,306.4	1,254.6
Inventories	$2,708.8	$2,580.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Prepaid and other current assets

(In millions)	March 31, 2019	December 31, 2018
Prepaid expenses	$131.8	$130.6
Restricted cash	1.1	1.2
Available-for-sale fixed income securities	25.9	25.0
Fair value of financial instruments	40.1	33.8
Equity securities	35.8	32.5
Other current assets	310.5	295.3
Prepaid expenses and other current assets	$545.2	$518.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2019	December 31, 2018
Machinery and equipment	$2,444.8	$2,421.2
Buildings and improvements	1,188.5	1,182.3
Construction in progress	249.0	239.7
Land and improvements	130.5	131.3
Gross property, plant and equipment	4,012.8	3,974.5
Accumulated depreciation	1,861.4	1,804.3
Property, plant and equipment, net	$2,151.4	$2,170.2
Other assets

(In millions)	March 31, 2019	December 31, 2018
Equity method investments, clean energy investments	$127.4	$138.7
Operating lease right-of-use assets	236.2	—
Other long-term assets	58.1	73.7
Other assets	$421.7	$212.4
Accounts payable

(In millions)	March 31, 2019	December 31, 2018
Trade accounts payable	$907.0	$1,123.2
Other payables	409.5	493.8
Accounts payable	$1,316.5	$1,617.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other current liabilities

(In millions)	March 31, 2019	December 31, 2018
Accrued sales allowances	$604.1	$626.7
Legal and professional accruals, including litigation accruals	128.7	128.1
Payroll and employee benefit liabilities	311.4	399.7
Contingent consideration	114.9	158.3
Accrued interest	166.0	62.4
Restructuring	37.5	62.3
Equity method investments, clean energy investments	46.0	45.1
Fair value of financial instruments	9.7	29.4
Operating lease liability	80.0	—
Other	615.7	635.6
Other current liabilities	$2,114.0	$2,147.6
In the fourth quarter of 2018, the Company announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an impurity, N-nitrosodiethylamine contained in the active pharmaceutical ingredient Valsartan, USP, manufactured by Mylan India. The impact of this recall on the Company’s condensed consolidated statement of operations for the period ended March 31, 2019 was approximately $3.9 million, primarily related to recall costs and inventory reserves. Depending on the scope of regulatory actions, and severity of the impurity, the Company may face additional loss of revenues and profits and incur contractual or other litigation costs. There can be no assurance that future costs related to the recall will not exceed amounts recorded.
Other long-term obligations

(In millions)	March 31, 2019	December 31, 2018
Employee benefit liabilities	$390.3	$397.7
Contingent consideration	180.2	197.0
Equity method investments, clean energy investments	90.0	100.3
Tax related items, including contingencies	76.0	162.1
Operating lease liability	154.3	—
Other	236.5	239.7
Other long-term obligations	$1,127.3	$1,096.8

8.	Leases
The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We have operating leases of real estate, consisting primarily of administrative offices, manufacturing and distribution facilities, and research and development facilities. We also have operating leases of certain equipment, primarily automobiles, and certain limited supply arrangements.
As of March 31, 2019, the Company recognized an ROU asset of $236.2 million and a total lease liability of $234.3 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations on the condensed consolidated balance sheet. Refer to Note 7 Balance Sheet Components for additional information. Operating lease costs for the three months ended March 31, 2019 were approximately $24.2 million, and are classified primarily as selling, general and administrative expenses and cost of sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

ROU assets and liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use an applicable incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Options to extend or terminate the ROU assets are reviewed at lease inception and these options are accounted for when they are reasonably certain of being exercised.
Other information related to leases was as follows:

As of March 31, 2019
Remaining lease terms	1 year to 25 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.2%
As of March 31, 2019, we have additional operating leases, primarily for distribution facilities, that have not yet commenced totaling approximately $42.7 million. These leases are expected to commence in 2019 and have lease terms of 7 years to 15 years.
As of March 31, 2019, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$55.4
2020	62.8
2021	41.6
2022	27.0
2023	19.7
Thereafter	58.0
$264.5
As of December 31, 2018, future minimum lease payments under operating lease commitments were as follows:

(In millions)
Year ending December 31,
2019	$73.7
2020	54.7
2021	40.2
2022	28.5
2023	18.3
Thereafter	54.2
$269.6

9.	Equity Method Investments
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Total revenues	$86.9	$129.0
Gross loss	(1.0)	(7.7)
Operating and non-operating expense	4.9	5.6
Net loss	$(5.9)	$(13.3)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended March 31, 2019 and 2018, the Company recognized net losses from equity method investments of $17.0 million and $23.1 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

10.	(Loss) Earnings per Ordinary Share
Basic (loss) earnings per ordinary share is computed by dividing net (loss) earnings by the weighted average number of ordinary shares outstanding during the period. Diluted (loss) earnings per ordinary share is computed by dividing net (loss) earnings by the weighted average number of ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
Basic and diluted (loss) earnings per ordinary share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Basic (loss) earnings (numerator):
Net (loss) earnings	$(25.0)	$87.1
Shares (denominator):
Weighted average ordinary shares outstanding	515.0	514.4
Basic (loss) earnings per ordinary share	$(0.05)	$0.17

Diluted (loss) earnings (numerator):
Net (loss) earnings	$(25.0)	$87.1
Shares (denominator):
Weighted average ordinary shares outstanding	515.0	514.4
Share-based awards	—	2.4
Total dilutive shares outstanding	515.0	516.8
Net (loss) earnings per diluted ordinary share	$(0.05)	$0.17
Additional stock awards and restricted stock awards were outstanding during the three months ended March 31, 2019 and 2018, but were not included in the computation of diluted (loss) earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2019 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 8.9 million shares and 8.1 million shares for the three months ended March 31, 2019 and 2018, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2018:
Goodwill	$3,892.9	$4,657.4	$1,582.5	$10,132.8
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,507.9	4,657.4	1,582.5	9,747.8
Foreign currency translation	4.8	(149.8)	5.1	(139.9)
	$3,512.7	$4,507.6	$1,587.6	$9,607.9
Balance at March 31, 2019:
Goodwill	$3,897.7	$4,507.6	$1,587.6	$9,992.9
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,512.7	$4,507.6	$1,587.6	$9,607.9
Intangible assets consist of the following components at March 31, 2019 and December 31, 2018:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2019
Product rights, licenses and other (1)	15	$20,232.7	$7,521.2	$12,711.5
In-process research and development		244.0	—	244.0
		$20,476.7	$7,521.2	$12,955.5
December 31, 2018
Product rights, licenses and other (1)	15	$20,264.1	$7,225.1	$13,039.0
In-process research and development		625.6	—	625.6
		$20,889.7	$7,225.1	$13,664.6
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received U.S. Food and Drug Administration (“FDA”) approval of WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP) and the commercial launch occurred in February 2019. The Company reclassified the IPR&D asset of $347.2 million to product rights and licenses during the three months ended March 31, 2019 and began amortizing the asset over its estimated useful life.
As of March 31, 2019, the Company has a related contingent consideration liability of $276.4 million. Upon approval and launch of the product, during the three months ended March 31, 2019, the Company made $60.0 million in milestone payments. The Company performed an analysis and valuation of the contingent consideration liability using a discounted cash flow model. The model contained certain key assumptions including: market share, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company recorded a fair value adjustment of $4.1 million during the three months ended March 31, 2019 to reduce the contingent consideration liability. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 - Financial Instruments and Risk Management. Market conditions and other factors may result in significant future changes in the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amount recorded for contingent consideration.
During the three months ended March 31, 2019, the Company recognized impairment charges of $29.5 million, which have been recorded as a component of amortization expense, for the impairment of certain IPR&D assets. The impairment charge recorded during the first quarter of 2019 related to certain assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. The impairment charges resulted from the Company’s updated estimate of the fair value of certain assets, which were based upon revised forecasts and future development plans. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 - Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these IPR&D assets and could result in additional future impairment charges.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 totaled:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Intangible asset amortization expense	$405.5	$392.3
IPR&D intangible asset impairment charges	29.5	30.0
Total intangible asset amortization expense (including impairment charges)	$435.0	$422.3
Intangible asset amortization expense over the remainder of 2019 and for the years ended December 31, 2020 through 2023 is estimated to be as follows:

(In millions)
2019	$1,157
2020	1,403
2021	1,325
2022	1,255
2023	1,093

12.	Financial Instruments and Risk Management
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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	March 31, 2019	December 31, 2018
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€3,500.0	€2,354.0	€2,354.0
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$11.1	Prepaid expenses and other current assets	$3.6
Foreign currency forward contracts	Prepaid expenses and other current assets	12.2	Prepaid expenses and other current assets	—
Total		$23.3		$3.6

	Liability Derivatives
	March 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	12.1
Total		$—		$12.1

The Effect of Derivative Instruments on the condensed consolidated balance sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$16.8	Prepaid expenses and other current assets	$30.2
Total		$16.8		$30.2

	Liability Derivatives
	March 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$9.7	Other current liabilities	$17.3
Total		$9.7		$17.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2019	2018
Interest rate swaps	Interest expense	$7.5	$(16.0)
Total		$7.5	$(16.0)

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2019	2018
2023 Senior Notes (3.125% coupon)	Interest expense	$(7.5)	$16.0
Total		$(7.5)	$16.0
The Effect of Derivative Instruments on the condensed consolidated statements of comprehensive earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2019	2018
Foreign currency forward contracts	$15.5	$(15.1)
Total	$15.5	$(15.1)
The Effect of Derivative Instruments on the condensed consolidated statements of comprehensive earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2019	2018
Foreign currency borrowings and forward contracts	$55.2	$(59.2)
Total	$55.2	$(59.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended
		March 31,
(In millions)		2019	2018
Foreign currency forward contracts	Net sales	$0.3	$4.8
Interest rate swaps	Interest expense	(1.8)	(1.9)
Total		$(1.5)	$2.9
At March 31, 2019, the Company expects that approximately $47.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2019	2018
Foreign currency option and forward contracts	Other expense, net	$(5.8)	$44.0
Total		$(5.8)	$44.0
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.6	$—	$—	$0.6
Total cash equivalents	0.6	—	—	0.6
Equity securities:
Exchange traded funds	35.0	—	—	35.0
Marketable securities	0.8	—	—	0.8
Total equity securities	35.8	—	—	35.8
Available-for-sale fixed income investments:
Corporate bonds	—	10.3	—	10.3
U.S. Treasuries	—	9.9	—	9.9
Agency mortgage-backed securities	—	1.6	—	1.6
Asset backed securities	—	3.2	—	3.2
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	25.9	—	25.9
Foreign exchange derivative assets	—	29.0	—	29.0
Interest rate swap derivative assets	—	11.1	—	11.1
Total assets at recurring fair value measurement	$36.4	$66.0	$—	$102.4
Financial Liabilities
Foreign exchange derivative liabilities	—	9.7	—	9.7
Contingent consideration	—	—	295.1	295.1
Total liabilities at recurring fair value measurement	$—	$9.7	$295.1	$304.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$71.0	$—	$—	$71.0
Total cash equivalents	71.0	—	—	71.0
Equity securities:
Exchange traded funds	31.7	—	—	31.7
Marketable securities	0.8	—	—	0.8
Total equity securities	32.5	—	—	32.5
Available-for-sale fixed income investments:
Corporate bonds	—	9.9	—	9.9
U.S. Treasuries	—	9.4	—	9.4
Agency mortgage-backed securities	—	1.6	—	1.6
Asset backed securities	—	3.2	—	3.2
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	25.0	—	25.0
Foreign exchange derivative assets	—	30.2	—	30.2
Interest rate swap derivative assets	—	3.6	—	3.6
Total assets at recurring fair value measurement	$103.5	$58.8	$—	$162.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$29.4	$—	$29.4
Contingent consideration	—	—	355.3	355.3
Total liabilities at recurring fair value measurement	$—	$29.4	$355.3	$384.7
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the London Interbank Offered Rate (“LIBOR”) yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At March 31, 2019 and December 31, 2018, a discount rate of 11.0% was utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2018 to March 31, 2019 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2018	$158.3	$197.0	$355.3
Payments	(60.0)	—	(60.0)
Reclassifications	13.1	(13.1)	—
Accretion	—	3.9	3.9
Fair value loss (gain) (3)	3.5	(7.6)	(4.1)
Balance at March 31, 2019	$114.9	$180.2	$295.1
____________

(1)	Included in other current liabilities on the condensed consolidated balance sheets.

(2)	Included in other long-term obligations on the condensed consolidated balance sheets.

(3)	Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
2019 Significant Changes to Contingent Consideration: During the three months ended March 31, 2019, the Company made payments of approximately $60.0 million related to the respiratory delivery platform contingent consideration.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

13.	Debt
Receivables Facility
The Company has a $400 million Receivables Facility (the “Receivables Facility”), which originally expired on April 25, 2019. On April 25, 2019, the Company entered into an amendment to the Receivables Facility to extend the expiration date to April 22, 2022.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. Mylan Securitization’s assets have been pledged to The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables are included in accounts receivable, net, in the condensed consolidated balance sheets of the Company.
Note Securitization Facility
On April 25, 2019, the Company entered into an additional facility for borrowings up to $200 million (the “Note Securitization Facility”). Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
Commercial Paper Program
On July 27, 2018, the Company established an unsecured commercial paper program (the “Commercial Paper Program”) pursuant to which Mylan Inc. may issue short-term, unsecured commercial paper notes (the “CP Notes”) that are guaranteed by the Company pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), which replaced Mylan N.V.’s previous commercial paper program established on June 8, 2017 (the “Previous Commercial Paper Program”) on substantially identical terms to the Previous Commercial Paper Program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the commercial paper notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The Company’s 2018 Revolving Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
The Company uses net proceeds from its Commercial Paper Program, Receivables Facility and Note Securitization Facility as a source of liquidity for general corporate purposes, including for business development transactions, working capital and share repurchases. Borrowings under the Commercial Paper Program, Receivables Facility and the Note Securitization Facility may vary during a particular period, as a result of fluctuations in working capital requirements and timing of cash receipts.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of March 31, 2019	March 31, 2019	December 31, 2018
Current portion of long-term debt:
2016 Term Facility (a) **	3.874%	$100.0	$100.0
2019 Senior Notes **	2.500%	550.0	549.9
Other		5.5	6.2
Deferred financing fees		(0.6)	(0.9)
Current portion of long-term debt		$654.9	$655.2

Non-current portion of long-term debt:
2020 Floating Rate Euro Notes (b) **		$560.9	$573.3
2020 Euro Senior Notes **	1.250%	839.9	858.1
2020 Senior Notes **	3.750%	499.9	499.9
2021 Senior Notes **	3.150%	2,248.8	2,248.7
2023 Senior Notes *	3.125%	760.5	752.9
2023 Senior Notes *	4.200%	499.0	498.9
2024 Euro Senior Notes **	2.250%	1,119.7	1,144.2
2025 Euro Senior Notes *	2.125%	559.7	572.0
2026 Senior Notes **	3.950%	2,236.9	2,236.5
2028 Euro Senior Notes **	3.125%	834.3	852.5
2028 Senior Notes *	4.550%	748.3	748.2
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.6	747.6
Other		4.9	5.1
Deferred financing fees		(70.5)	(73.7)
Long-term debt		$13,086.9	$13,161.2
____________

(a)	The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings.

(b)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 9 Debt in Mylan N.V.’s 2018 Form 10-K.
2016 Revolving Facility, 2018 Revolving Facility and 2016 Term Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent, pursuant to which the Company has outstanding $100.0 million in term loans (the “2016 Term Facility”) at March 31, 2019. On July 27, 2018, the Company entered into a revolving credit facility among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

and issuing banks and Bank of America, N.A., as the administrative agent, which replaced the 2016 Revolving Facility on substantially identical terms to the 2016 Revolving Facility and pursuant to which Mylan Inc. may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2018 Revolving Facility”).
The Company’s 2016 Term Facility and 2018 Revolving Facility each contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2016 Term Facility and 2018 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
The 2016 Term Facility was amended in November 2017 to allow a leverage ratio of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The 2018 Revolving Facility similarly provides for a leverage ratio of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. In addition, on February 22, 2019, the Company entered into an amendment (the "Term Loan Amendment") to the 2016 Term Facility. The Revolving Loan Amendment and the Term Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period, with a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at March 31, 2019 and expects to remain in compliance for the next twelve months.
Fair Value
At March 31, 2019 and December 31, 2018, the aggregate fair value of the Company’s outstanding notes was approximately $13.5 billion and $13.1 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at March 31, 2019 and December 31, 2018.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2019 were as follows for each of the periods ending December 31:

(In millions)	Total
2019	$650
2020	1,902
2021	2,250
2022	—
2023	1,250
Thereafter	7,774
Total	$13,826

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

14.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2019	December 31, 2018
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.4	$—
Net unrecognized gains and prior service cost related to defined benefit plans, net of tax	1.6	1.7
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(39.3)	(53.1)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(75.7)	(130.9)
Foreign currency translation adjustment	(1,597.5)	(1,259.0)
	$(1,710.5)	$(1,441.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			24.5	58.1	0.4	0.1	(338.5)	(255.4)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.3)		(0.3)					(0.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in selling, general and administrative expense (“SG&A”)						0.3		0.3
Amortization of actuarial loss included in SG&A						(0.2)		(0.2)
Net other comprehensive earnings (loss), before tax			26.0	58.1	0.4	0.2	(338.5)	(253.8)
Income tax provision			8.8	2.9	—	0.1	—	11.8
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at March 31, 2019, net of tax			$(39.3)	$(75.7)	$0.4	$1.6	$(1,597.5)	$(1,710.5)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(29.1)	(59.2)	(0.4)	(4.4)	261.9	168.8
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(4.8)		(4.8)					(4.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(32.0)	(59.2)	(0.4)	(4.3)	261.9	166.0
Income tax benefit			(10.6)	—	(0.1)	(0.5)	—	(11.2)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at March 31, 2018, net of tax			$(22.6)	$(299.0)	$(0.2)	$2.2	$128.1	$(191.5)

15.	Segment Information
Mylan reports segment information on a geographic basis. This approach reflects the company’s focus on bringing its broad and diversified portfolio of generic, branded generic, brand-name and OTC products to people in markets everywhere. Our North America segment comprises our operations in the U.S. and Canada. Our Europe segment encompasses our operations in 35 countries, including France, Italy, Germany, the United Kingdom (“U.K.”) and Spain. Our Rest of World segment reflects our operations in more than 120 countries, including Japan, Australia, China, Brazil, Russia, India, South Africa and certain markets in the Middle East and Southeast Asia.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” included in the 2018 Form 10-K, and Note 3 “Recent Accounting Pronouncements, Adoption of New Accounting Standards” included in this Form 10-Q. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2019
Net sales	$922.9	$895.3	$642.4	$—	$2,460.6
Other revenue	22.1	4.7	8.1	—	34.9
Intersegment revenue	15.6	20.8	113.3	(149.7)	—
Total	$960.6	$920.8	$763.8	$(149.7)	$2,495.5

Segment profitability	$394.5	$204.1	$93.8	$—	$692.4

Intangible asset amortization expense					(405.5)
Intangible asset impairment charges					(29.5)
Globally managed research and development costs					(70.6)
Corporate costs and special items					(162.1)
Litigation settlements & other contingencies					(0.7)
Earnings from operations					$24.0

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2018
Net sales	$985.3	$1,038.4	$626.7	$—	$2,650.4
Other revenue	21.1	9.5	3.5	—	34.1
Intersegment revenue	12.3	25.6	86.7	(124.6)	—
Total	$1,018.7	$1,073.5	$716.9	$(124.6)	$2,684.5

Segment profitability	$459.9	$258.2	$106.6	$—	$824.7

Intangible asset amortization expense					(392.3)
Intangible asset impairment charges					(30.0)
Globally managed research and development costs					(76.9)
Corporate costs and special items					(153.6)
Litigation settlements & other contingencies					(16.2)
Earnings from operations					$155.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

16.	Subsidiary Guarantors
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
The following financial information presents the unaudited condensed consolidating statements of operations for the three months ended March 31, 2019 and 2018, the unaudited condensed consolidating statements of comprehensive earnings for the three months ended March 31, 2019 and 2018, the unaudited condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018 and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018. This unaudited condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,460.6	$—	$2,460.6
Other revenues	—	—	—	34.9	—	34.9
Total revenues	—	—	—	2,495.5	—	2,495.5
Cost of sales	—	—	—	1,690.3	—	1,690.3
Gross profit	—	—	—	805.2	—	805.2
Operating expenses:
Research and development	—	—	—	172.6	—	172.6
Selling, general and administrative	9.1	138.7	—	460.1	—	607.9
Litigation settlements and other contingencies, net	—	—	—	0.7	—	0.7
Total operating expenses	9.1	138.7	—	633.4	—	781.2
(Loss) earnings from operations	(9.1)	(138.7)	—	171.8	—	24.0
Interest expense	81.7	43.5	—	6.0	—	131.2
Other (income) expense, net	(58.1)	(60.1)	—	125.5	—	7.3
(Loss) earnings before income taxes	(32.7)	(122.1)	—	40.3	—	(114.5)
Income tax (benefit) provision	(5.6)	1.8	—	(85.7)	—	(89.5)
Earnings of equity interest subsidiaries	2.1	102.6	—	—	(104.7)	—
Net (loss) earnings	$(25.0)	$(21.3)	$—	$126.0	$(104.7)	$(25.0)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(25.0)	$(21.3)	$—	$126.0	$(104.7)	$(25.0)
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(338.5)	—	—	(338.5)	338.5	(338.5)
Change in unrecognized gain and prior service cost related to defined benefit plans	0.2	0.1	—	0.1	(0.2)	0.2
Net unrecognized gain on derivatives in cash flow hedging relationships	26.0	1.8	—	24.2	(26.0)	26.0
Net unrecognized gain on derivatives in net investment hedging relationships	58.1	12.3		—	(12.3)	58.1
Net unrealized gain on marketable securities	0.4	—	—	0.4	(0.4)	0.4
Other comprehensive (loss) earnings, before tax	(253.8)	14.2	—	(313.8)	299.6	(253.8)
Income tax provision (benefit)	11.8	(3.3)	—	15.1	(11.8)	11.8
Other comprehensive (loss) earnings, net of tax	(265.6)	17.5	—	(328.9)	311.4	(265.6)
Comprehensive loss	$(290.6)	$(3.8)	$—	$(202.9)	$206.7	$(290.6)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$87.1	$(97.5)	$—	$158.3	$(60.8)	$87.1
Other comprehensive earnings, before tax:
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$229.8	$—	$229.8
Accounts receivable, net	—	13.1	—	2,765.4	—	2,778.5
Inventories	—	—	—	2,708.8	—	2,708.8
Intercompany receivables	324.4	516.4	—	12,694.6	(13,535.4)	—
Prepaid expenses and other current assets	5.8	107.5	—	431.9	—	545.2
Total current assets	330.2	637.0	—	18,830.5	(13,535.4)	6,262.3
Property, plant and equipment, net	—	252.5	—	1,898.9	—	2,151.4
Investments in subsidiaries	18,692.3	13,208.9	—	—	(31,901.2)	—
Intercompany notes and interest receivable	6,224.4	10,847.6	—	3,038.5	(20,110.5)	—
Intangible assets, net	—	—	—	12,955.5	—	12,955.5
Goodwill	—	17.1	—	9,590.8	—	9,607.9
Other assets	0.2	93.3	—	836.0	—	929.5
Total assets	$25,247.1	$25,056.4	$—	$47,150.2	$(65,547.1)	$31,906.6

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$42.6	$—	$1,273.9	$—	$1,316.5
Short-term borrowings	—	—	—	0.4	—	0.4
Income taxes payable	—	—	—	23.2	—	23.2
Current portion of long-term debt and other long-term obligations	649.4	0.2	—	53.9	—	703.5
Intercompany payables	1,545.7	11,988.3	—	1.4	(13,535.4)	—
Other current liabilities	95.0	215.8	—	1,803.2	—	2,114.0
Total current liabilities	2,290.1	12,246.9	—	3,156.0	(13,535.4)	4,157.6
Long-term debt	9,299.5	3,782.5	—	4.9	—	13,086.9
Intercompany notes payable	1,765.9	3,687.9	—	14,656.7	(20,110.5)	—
Other long-term obligations	—	75.9	—	2,694.6	—	2,770.5
Total liabilities	13,355.5	19,793.2	—	20,512.2	(33,645.9)	20,015.0

Total equity	11,891.6	5,263.2	—	26,638.0	(31,901.2)	11,891.6

Total liabilities and equity	$25,247.1	$25,056.4	$—	$47,150.2	$(65,547.1)	$31,906.6

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(47.5)	$(437.5)	$—	$445.3	$—	$(39.7)
Cash flows from investing activities:
Capital expenditures	—	(11.2)	—	(41.9)	—	(53.1)
Purchase of available for sale securities and other investments	—	—	—	(7.8)	—	(7.8)
Proceeds from the sale of assets	—	—	—	0.2	—	0.2
Proceeds from the sale of marketable securities	—	—	—	7.6	—	7.6
Cash paid for acquisitions, net	—	—	—	(7.1)	—	(7.1)
Investments in affiliates	—	(5.7)	—	—	5.7	—
Dividends from affiliates	3.9	—	—	—	(3.9)	—
Loans to affiliates	(79.0)	—	—	(701.4)	780.4	—
Repayments of loans from affiliates	147.0	—	—	289.2	(436.2)	—
Payments for product rights and other, net	—	—	—	(15.4)	—	(15.4)
Net cash provided by (used in) investing activities	71.9	(16.9)	—	(476.6)	346.0	(75.6)
Cash flows from financing activities:
Payments of financing fees	(0.1)	(1.1)	—	—	—	(1.2)
Change in short-term borrowings, net	—	—	—	(1.5)	—	(1.5)
Proceeds from issuance of long-term debt	—	—	—	0.1	—	0.1
Payments of long-term debt	—	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	2.4	—	—	—	—	2.4
Taxes paid related to net share settlement of equity awards	(7.1)	—	—	—	—	(7.1)
Contingent consideration payments	—	—	—	(31.8)	—	(31.8)
Capital contribution from affiliates	—	—	—	5.7	(5.7)	—
Capital payments to affiliates	—	—	—	(3.9)	3.9	—
Payments on borrowings from affiliates	(42.3)	(253.4)	—	(140.5)	436.2	—
Proceeds from borrowings from affiliates	22.7	690.7	—	67.0	(780.4)	—
Other items, net	—	—	—	(0.8)	—	(0.8)
Net cash (used in) provided by financing activities	(24.4)	436.2	—	(105.9)	(346.0)	(40.1)
Effect on cash of changes in exchange rates	—	—	—	(3.0)	—	(3.0)
Net decrease in cash, cash equivalents and restricted cash	—	(18.2)	—	(140.2)	—	(158.4)
Cash, cash equivalents and restricted cash — beginning of period	—	18.2	—	371.1	—	389.3
Cash, cash equivalents and restricted cash — end of period	$—	$—	$—	$230.9	$—	$230.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(28.1)	$(128.3)	$—	$778.2	$—	$621.8
Cash flows from investing activities:
Capital expenditures	—	(5.8)	—	(24.9)	—	(30.7)
Purchase of available for sale securities and other investments	—	—	—	(7.5)	—	(7.5)
Proceeds from the sale of marketable securities	—	—	—	15.0	—	15.0
Cash paid for acquisitions, net	—	—	—	(63.3)	—	(63.3)
Investments in affiliates	—	(6.0)	—	—	6.0	—
Dividends from affiliates	56.9	—	—	—	(56.9)	—
Loans to affiliates	(409.2)	—	—	(1,316.6)	1,725.8	—
Repayments of loans from affiliates	425.7	—	—	677.4	(1,103.1)	—
Payments for product rights and other, net	—	(0.1)	—	(342.3)	—	(342.4)
Net cash provided by (used in) investing activities	73.4	(11.9)	—	(1,062.2)	571.8	(428.9)
Cash flows from financing activities:
Payments of financing fees	—	(0.4)	—	—	—	(0.4)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	—	—	—	309.1	—	309.1
Proceeds from issuance of long-term debt	496.5	—	—	1.9	—	498.4
Payments of long-term debt	(496.5)	—	—	(1.5)	—	(498.0)
Proceeds from exercise of stock options	10.8	—	—	—	—	10.8
Taxes paid related to net share settlement of equity awards	(8.9)	—	—	—	—	(8.9)
Contingent consideration payments	—	—	—	(0.2)	—	(0.2)
Capital contribution from affiliates	—	—	—	6.0	(6.0)	—
Capital payments to affiliates	—	—	—	(56.9)	56.9	—
Payments on borrowings from affiliates	—	(837.4)	—	(265.7)	1,103.1	—
Proceeds from borrowings from affiliates	384.8	978.6	—	362.4	(1,725.8)	—
Other items, net	—	—	—	(0.2)	—	(0.2)
Net cash (used in) provided by financing activities	(45.3)	140.8	—	354.9	(571.8)	(121.4)
Effect on cash of changes in exchange rates	—	—	—	3.7	—	3.7
Net increase in cash, cash equivalents and restricted cash	—	0.6	—	74.6	—	75.2
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$—	$24.4	$—	$420.7	$—	$445.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	March 31, 2019
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$229.8	$—	$229.8
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.1	—	1.1
Cash, cash equivalents and restricted cash	$—	$—	$—	$230.9	$—	$230.9

	December 31, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$18.2	$—	$369.9	$—	$388.1
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.2	—	1.2
Cash, cash equivalents and restricted cash	$—	$18.2	$—	$371.1	$—	$389.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
On December 5, 2016, the Company announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline its operations globally. Since 2015, the Company has made a number of significant acquisitions, and as part of the holistic, global integration of these acquisitions, the Company is focused on how to best optimize and maximize all of its assets across the organization and across all geographies.
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
The following table summarizes the restructuring charges and the reserve activity from December 31, 2018 to March 31, 2019:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges (1)	1.8	18.1	19.9
Reclassification due to new leasing standard	—	(8.1)	(8.1)
Cash payment	(26.4)	(1.4)	(27.8)
Utilization	—	(16.7)	(16.7)
Foreign currency translation	(1.1)	—	(1.1)
Balance at March 31, 2019:	$35.1	$3.7	$38.8
____________

(1)	For the three months ended March 31, 2019, total restructuring charges in North America, Europe and Rest of World were approximately $11.2 million, $7.8 million and $0.9 million, respectively.
At March 31, 2019 and December 31, 2018, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management for additional information. Our potential maximum development milestones not accrued for at March 31, 2019 totaled approximately $440.0 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions. We estimate the amounts that may be paid through the end of 2019 to be approximately $55.0 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
There have been no other significant changes to our collaboration and licensing agreements as disclosed in our 2018 Form 10-K.

19.	Income Taxes
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
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”), which allows Mylan to work collaboratively with the IRS to identify and review tax matters on an ongoing basis. The years 2015, 2016 and 2017 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and a trial was held in December 2018 and is discussed further below. On February 27, 2015, Mylan N.V. acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (collectively, the “EPD Business Acquisition”). In connection with the EPD Business Acquisition, we entered into intercompany transactions with our affiliates that affect our U.S. tax liability. Mylan N.V. is not incorporated in the U.S. and expects to be treated as a non-U.S. corporation for U.S. federal income tax purposes. As part of our ongoing participation and cooperation in the CAP, we have received and responded to various IRS requests for information about, among other matters, the EPD Business Acquisition, including the interest rates used for intercompany loans and our status as a non-U.S. corporation for U.S. federal income tax purposes, and we have been meeting with the IRS to discuss our respective positions on these matters and potential resolution of them. The IRS has indicated that depending upon the outcome of these ongoing discussions, as previously disclosed, they may challenge our positions on the EPD Business Acquisition. We remain confident in our positions and, should the IRS choose to challenge our positions, we would vigorously defend our positions through all available channels. If the IRS chooses to challenge our positions, and if the IRS succeeds, we would be subject to significantly greater U.S. tax liability, beginning February 27, 2015, than currently contemplated as a non-U.S. corporation, which would have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s major state taxing jurisdictions remain open from fiscal year 2008 through 2018, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2018, some of which are indemnified by Strides Arcolab Limited (“Strides Arcolab”) for tax assessments.
Tax Court Proceedings
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
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to Abbreviated New Drug Applications were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018. Post-trial briefing is expected to conclude on June 27, 2019.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
During the three months ended March 31, 2019, primarily due to the expiration of federal and foreign statutes of limitations expirations, the Company reduced its net liability for unrecognized tax benefits by approximately $83.8 million. During the three months ended March 31, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million.

20.	Litigation
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, Abbott’s non-U.S. developed markets specialty and branded generics business, and certain other acquisitions.
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
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan has settled the lawsuits filed by the putative direct purchaser class and retailer opt-out plaintiffs and Apotex and has entered into a settlement agreement with the putative indirect purchasers for approximately $14.4 million, which is subject to court approval.
On July 10, 2015, the Louisiana Attorney General filed a lawsuit in the 19th Judicial District Court in Louisiana against Mylan and three other drug manufacturers asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On December 8, 2016, the District Court dismissed the lawsuit with prejudice, which the State of Louisiana appealed. The appeals court subsequently remanded the lawsuit to the District Court to include certain language in order to make the District Court’s dismissal decision final and appealable.
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA and is still pending. MPI has since been included as an additional party. The trial date previously scheduled for July 2019 has been canceled.
The Company believes that it has strong defenses to these remaining cases. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company has a total accrual of approximately $14.4 million related to this matter at March 31, 2019, which is included in other current liabilities in the condensed consolidated balance sheets.
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
SEC Investigation
On September 10, 2015, Mylan N.V. received a subpoena from the SEC’s Division of Enforcement seeking documents with regard to certain related party matters. Mylan subsequently received additional requests for information. The SEC’s Division of Enforcement informed the Company in February 2019 that it had completed its investigation with no recommended further action.
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

EpiPen® Auto-Injector and Certain Congressional Matters
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
SEC Request for Information/Subpoenas
On October 7, 2016, Mylan received a document request from the SEC’s Division of Enforcement seeking communications with the Centers for Medicare and Medicaid Services and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program (“MDRP”), and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the Company’s previously disclosed settlement with the DOJ (“the MDRP Settlement”) and the classification of the EpiPen® Auto-Injector under the MDRP. Mylan has received subpoenas and additional requests for information in this matter and will continue to fully cooperate with the SEC.
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
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, after the actions were consolidated, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the Plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29, 2019. On February 26, 2019, MYL Litigation Recovery I LLC (an assignee of entities that

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

purportedly purchased stock of Mylan N.V.) filed an additional complaint against Mylan N.V., Mylan Inc., and certain of their current and former directors and officers in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the second amended complaint identified above. The Complaint seeks damages as well as the plaintiff’s costs. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
Israeli Securities Litigation
On October 13, 2016, a purported shareholder of Mylan N.V. filed a lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, against Mylan N.V. and four of its directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the Tel Aviv District Court (Economic Division) (the “Friedman Action”). The plaintiff alleges that the defendants made false or misleading statements and omissions of purportedly material fact in Mylan N.V.’s reports to the Tel Aviv Stock Exchange regarding Mylan N.V.’s classification of its EpiPen® Auto-Injector for purposes of the MDRP, in violation of both U.S. and Israeli securities laws, the Israeli Companies Law and the Israeli Torts Ordinance. The plaintiff seeks damages, among other remedies. On April 30, 2017, another purported shareholder of Mylan N.V. filed a separate lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, in the Tel Aviv District Court (Economic Division), alleging substantially similar claims and seeking substantially similar relief against the defendants and other directors and officers of Mylan N.V., but alleging also that this group of defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both U.S. federal securities laws and Israeli law (the “IEC Fund Action”). On April 10, 2018, the Tel Aviv District Court granted the motion filed by plaintiffs in both the Friedman Action and the IEC Fund Action, voluntarily dismissing the Friedman Action and staying the IEC Fund Action until a judgment is issued in the purported class action securities litigation pending in the U.S. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. On December 7, 2018, the Plaintiffs filed a motion for class certification. This motion remains pending. A trial date has been scheduled for November 2020. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at March 31, 2019, which is included in other current liabilities in the condensed consolidated balance sheets. During the year ended December 31, 2017, the Company made payments of approximately $472.7 million related to this matter. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Mylan has been named in the U.S. and Canada, along with numerous other manufacturers, distributors, pharmacies, pharmacy benefit managers, and/or individual healthcare professionals, in civil lawsuits, including numerous cases in the MDL pending in the United States District Court for the Northern District of Ohio, brought by plaintiffs, including local governmental entities, generally asserting statutory and/or common law claims arising from the manufacture, distribution, marketing, promotion, and sale of purported prescription opioids. The lawsuits seek damages, including punitive and/or exemplary damages, injunctive relief, attorneys’ fees and costs, and other relief. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers. They allege harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment claims.  Some of the lawsuits also name Mylan’s President as a defendant and include allegations against him with respect to doxycycline hyclate delayed release.  The lawsuits have been consolidated in an MDL proceeding in the EDPA. Defendants filed motions to dismiss certain complaints that each allege anticompetitive conduct with respect to single drug products. On October 16, 2018, the Court denied the motions with respect to the federal law claims. On February 15, 2019, the Court granted in part and denied in part the motions with respect to the state law claims. On February 21, 2019, Defendants filed a motion to dismiss certain complaints that allege anticompetitive conduct with respect to multiple drug products, which remains pending. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, doxycycline hyclate delayed release. The complaint was subsequently amended to add certain attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On October 31, 2017, attorneys general of forty-five states, the District of Columbia and the Commonwealth of Puerto Rico filed a motion for leave to file a consolidated amended complaint (“proposed amended complaint”) against various drug manufacturers, including Mylan. The proposed amended complaint was permitted and was filed on June 18, 2018 and included two additional states. Mylan is alleged to have engaged in anticompetitive conduct with respect to doxycycline hyclate delayed release, doxycycline monohydrate, glipizide-metformin, and verapamil. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including Mylan’s President, with respect to doxycycline hyclate delayed release. The allegations in the amended complaint are similar to those in the previously filed complaints. On February 21, 2019, Defendants filed motions to dismiss the amended complaint’s allegations of anticompetitive conduct with respect to multiple drug products and the ability of the state attorneys general to seek certain forms of relief under federal antitrust law, which remains pending. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
In May 2019, attorneys general from certain states notified Mylan that the states intend to file a new complaint alleging anticompetitive conduct with respect to additional generic drugs.
Valsartan
Mylan N.V., and three of its subsidiaries (Mylan Inc., Mylan Laboratories Ltd. and Mylan Pharmaceuticals Inc.), along with numerous other manufacturers, retailers and others, have been named as defendants in lawsuits in the United States and other countries stemming from recalls of valsartan-containing medications. The United States litigation, which will take place in an MDL in the District of New Jersey, includes class action allegations seeking the refund of the purchase price and other economic damages allegedly sustained by consumers who purchased valsartan-containing products as well as claims for personal injuries allegedly caused by ingestion of the medication. Moreover, Mylan has received requests to indemnify purchasers of Mylan’s active pharmaceutical ingredient and/or finished dose forms of the product. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

European Commission Proceedings
Perindopril
On July 9, 2014, the European Commission (the “Commission”) issued a decision finding that Mylan Laboratories Limited and Mylan, as well as several other companies, had violated European Union (“EU”) competition rules relating to the product Perindopril and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the EU. A hearing on the appeal before the General Court of the EU was held in June 2017 and the Commission’s decision was affirmed. Mylan has appealed the decision to the European Court of Justice (“CJEU”).
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, (“GUK”) as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined GUK approximately €7.8 million, jointly and severally with Merck KGaA. GUK appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. The Company has accrued approximately €7.4 million as of each of March 31, 2019 and December 31, 2018 related to this matter. GUK has received notices from European national health services and health insurers stating an intention to commence follow-on litigation and asserting damages. GUK has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and GUK were held jointly and severally liable. Merck KGaA has counterclaimed against GUK seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment dismissing GUK claims against Merck KGaA and ordered GUK to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. GUK has appealed this decision. A hearing took place on January 24, 2019. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of March 31, 2019. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018.
Italy Investigation
On April 18, 2018, certain employees of Mylan S.p.A. were served with search warrants issued by the Public Prosecutor’s Office in Milan, Italy seeking information concerning interactions with an Italian hospital and sales of certain reimbursable Mylan S.p.A. drugs. The Company is assisting its employees in their cooperation with the investigation.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $10.2 million and $10.9 million at March 31, 2019 and December 31,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2018, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Intellectual Property
On October 19, 2017, Teva Pharmaceutical Industries Ltd. (“Teva”) commenced an action with the Irish High Court against Mylan Teoranta alleging that Mylan’s glatiramer acetate 40mg/mL product, which is manufactured in Ireland, approved by the FDA and is currently being sold in the U.S., infringes two European patents, EP (IE) 2 949 335 and EP (IE) 3 050 556. Teva subsequently dropped its infringement allegation related to the EP (IE) 3 050 556 patent.  The matter has now been resolved and Mylan will continue its production activities with respect to the U.S. 40mg/mL product in Ireland.
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
On July 31, 2015, BTG International Ltd., Janssen Biotech, Inc., Janssen Oncology, Inc., and Janssen Research & Development, LLC (“Janssen”) sued Mylan Inc. and Mylan Pharmaceuticals, Inc., along with numerous other ANDA applicants, in the District of New Jersey asserting that Mylan’s and the other ANDA applicants’ abiraterone acetate ANDA products infringe U.S. Patent number 8,822,438 (“’438”).  On June 30, 2016, Mylan filed an Inter Partes Review (“IPR”) petition challenging the validity of the ’438 patents’ claims.  On January 17, 2018, the U.S. Patent and Trademark Appeal Board issued Final Written Decisions in the IPR finding all claims of the ’438 patent unpatentable as obvious.  On October 26, 2018, the district court issued an opinion similarly finding the ’438 patents’ claims invalid as obvious.  On October 31, 2018, the FDA approved Mylan’s abiraterone acetate ANDA.  Mylan, along with certain other ANDA applicants, began selling their abiraterone acetate ANDA products in November.
Janssen has appealed both the district court and IPR decisions to the Federal Circuit.  Both matters have been consolidated and a hearing was held on March 14, 2019.  Janssen is seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief, including pre- and post-judgment interest.  Janssen is further asserting that the district court erred in not enforcing estoppel provisions against the prevailing ANDA filers in the IPR proceedings.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $6.3 million accrued related to these various other legal proceedings at March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three months ended March 31, 2019, and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about Mylan’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our products; any regulatory, legal, or other impediments to Mylan’s ability to bring new products to market, including, but not limited to, where Mylan uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s ability to execute on new product opportunities; any changes in or difficulties with our manufacturing facilities, including with respect to our remediation and restructuring activities, supply chain or inventory or our ability to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our financial condition, results of operations, and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions, strategic initiatives or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2018 Form 10-K, and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.

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
This diversification is what drives our durability. Durability allows us to withstand and overcome competitive pressures while continuing to innovate. It also allows us to generate consistent financial results, including reliable cash flows capable of supporting ongoing investments in long-term growth.
Financial Summary
The tables below are a summary of the Company’s financial results for the three months ended March 31, 2019 compared to the prior year periods:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$2,495.5	$2,684.5	$(189.0)	(7)%
Gross profit	805.2	984.3	(179.1)	(18)%
Earnings from operations	24.0	155.7	(131.7)	(85)%
Net (loss) earnings	(25.0)	87.1	(112.1)	(129)%
Net (loss) earnings per diluted ordinary share	$(0.05)	$0.17	$(0.22)	(129)%
Certain Market and Industry Factors
As more fully explained in the 2018 Form 10-K, the global pharmaceutical industry is a highly competitive and highly regulated industry. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. The following discussion highlights some of these key factors and market conditions.
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
Additionally, a number of markets in which we operate outside of the U.S. have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply active pharmaceutical ingredient can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems in certain countries.
Recent Developments
The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline our operations globally. The restructuring program, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, was substantially complete as of December 31, 2018. As a result of the overall actions taken under the restructuring program through March 31, 2019, management believes the potential annual savings will be between approximately $400.0 million and $475.0 million once fully realized, with the majority of these savings improving operating cash flow.
In April 2018, the U.S. Food and Drug Administration (the “FDA”) completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. The Company submitted a comprehensive response to the FDA and committed to a robust improvement plan. In addition, based upon the Company’s recognition of the continued evolution of industry dynamics and regulatory expectations, during the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing complexity at the Morgantown plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and plant remediation. In the fourth quarter of 2018, the Company received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter are being addressed within the context of the Company’s comprehensive restructuring and remediation activities.
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
For the three months ended March 31, 2019, the Company incurred expenses amounting to approximately $69.6 million for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
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

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$922.9	$985.3	(6)%	$2.7	$925.6	(6)%
Europe	895.3	1,038.4	(14)%	77.5	972.8	(6)%
Rest of World	642.4	626.7	3%	51.8	694.2	11%
Total net sales	2,460.6	2,650.4	(7)%	132.0	2,592.6	(2)%

Other revenues (3)	34.9	34.1	2%	0.9	35.8	5%
Consolidated total revenues (4)	$2,495.5	$2,684.5	(7)%	$132.9	$2,628.4	(2)%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended March 31, 2019, other revenues in North America, Europe, and Rest of World were approximately $22.1 million, $4.7 million, and $8.1 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the three months ended March 31, 2019, Mylan reported total revenues of $2.50 billion, compared to $2.68 billion for the comparable prior year period, representing a decrease of $189.0 million, or 7%. Total revenues include both net sales and other revenues from third parties. Net sales for the three months ended March 31, 2019 were $2.46 billion, compared to $2.65 billion for the comparable prior year period, representing a decrease of $189.8 million, or 7%. Other revenues for the three months ended March 31, 2019 were $34.9 million, compared to $34.1 million for the comparable prior year period.
The decrease in net sales included a decrease in the Europe segment of 14% and a decrease in the North America segment of 6%. These decreases were partially offset by an increase in the Rest of World segment of 3%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia, and the European Union. The unfavorable impact of foreign currency translation on current year net sales was approximately $132.0 million, or 5%, resulting in a decrease in constant currency net sales of approximately $57.8 million, or 2%. This decrease was primarily driven by net sales from existing products, partially offset by new product sales, primarily as a result of lower volumes, and to a lesser extent, pricing.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 25% and 17% for the three months ended March 31, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended March 31, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America decreased by $62.4 million or 6% during the three months ended March 31, 2019 when compared to the prior year period. This decrease was due primarily to lower volumes on existing products, primarily driven by changes in the competitive environment and the impact of the Morgantown plant remediation activities, partially offset by new product sales, including WixelaTM InhubTM and Fulphila™ (biosimilar to Neulasta®), and increased market share on Glatiramer Acetate Injection. Pricing also declined when compared to the prior year period. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $143.1 million or 14% during the three months ended March 31, 2019 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation, lower volumes of existing products driven by the timing of purchases of our products by customers and temporary business disruptions due to the adoption of serialization across Europe and, to a lesser extent, pricing. The unfavorable impact of foreign currency translation was approximately $77.5 million or 8%. Partially offsetting these items were new product sales in the current period. Constant currency net sales decreased by approximately $65.6 million or 6%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $15.7 million or 3% during the three months ended March 31, 2019 when compared to the prior year period. This increase was primarily the result of new product sales and higher volumes of existing products. The increase in net sales as a result of new product sales was primarily due to new product sales in Australia, Japan and China. Increased volume of existing products was primarily driven by the Company’s anti-retroviral therapy franchise. This increase was partially offset primarily by the unfavorable impact of foreign currency translation and, to a lesser extent, by lower pricing on existing products. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $51.8 million, or 8%. Constant currency net sales increased by approximately $67.5 million or 11% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $1.70 billion for the three months ended March 31, 2018 to $1.69 billion for the three months ended March 31, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended March 31, 2019 was $805.2 million and gross margins were 32%. For the three months ended March 31, 2018, gross profit was $984.3 million and gross margins were 37%. Gross margins were negatively impacted by approximately 60 basis points related to the incremental amortization from product acquisitions. Gross margins were also negatively affected by approximately 280 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current period principally as a result of the activities at the Company’s Morgantown plant. In addition, gross margins were negatively impacted as a result of lower gross profit for sales of existing products partially offset by the impact from new product sales, primarily in North America. Adjusted gross margins were 54% for the three months ended March 31, 2019, compared to 53% for the three months ended March 31, 2018.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
U.S. GAAP cost of sales	$1,690.3	$1,700.2
Deduct:
Purchase accounting amortization and other related items	(435.4)	(420.9)
Acquisition related items	(0.5)	(0.2)
Restructuring and related costs	(14.5)	(4.4)
Other special items	(85.1)	(10.0)
Adjusted cost of sales	$1,154.8	$1,264.7

Adjusted gross profit (a)	$1,340.7	$1,419.8

Adjusted gross margin (a)	54%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended March 31, 2019 was $172.6 million, compared to $204.9 million for the comparable prior year period, a decrease of $32.3 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2019 was $607.9 million, compared to $607.5 million for the comparable prior year period, an increase of $0.4 million. This increase was primarily due to continued investment in selling and marketing activities, which was partially offset by savings from restructuring activities.

Litigation Settlements and Other Contingencies, Net
During the three months ended March 31, 2019 and 2018, the Company recorded net charges of $0.7 million and $16.2 million, respectively, for litigation settlements and other contingencies. During the three months ended March 31, 2019, the Company recognized litigation related charges of approximately $4.8 million for a number of matters, which was partially offset by a gain of $4.1 million for fair value adjustments related to the respiratory delivery platform contingent consideration. During the three months ended March 31, 2018, the Company recorded litigation related charges of approximately $13.3 million, primarily related to an antitrust matter and a patent infringement matter. In addition, the Company recorded a loss of $2.7 million for fair value adjustments related to the respiratory development platform contingent consideration.
Interest Expense
Interest expense for the three months ended March 31, 2019 totaled $131.2 million, compared to $131.7 million for the three months ended March 31, 2018, a decrease of $0.5 million. The decrease is primarily due to the repayment of the 2018 Floating Rate Euro Notes and the 2018 Senior Notes. This decrease was partially offset by slightly higher than average long-term debt balances during the three months ended March 31, 2019 as compared to the prior year period and interest related to the issuance of the 2025 Euro Senior Notes, the 2028 Euro Senior Notes and the 2048 Senior Notes in the second quarter of 2018.
Other Expense, Net
Other expense, net was $7.3 million for the three months ended March 31, 2019, compared to $13.5 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$17.0	$23.1
Foreign exchange gains, net	(4.4)	(15.6)
Other (gains)/losses, net	(5.3)	6.0
Other expense, net	$7.3	$13.5
Income Tax Benefit
For the three months ended March 31, 2019, the Company recognized an income tax benefit of $89.5 million, compared to $76.6 million for the comparable prior year period, an increase of $12.9 million or 17%. During the three months ended March 31, 2019, primarily due to the expiration of federal and foreign statutes of limitations, the Company reduced its net liability for unrecognized tax benefits by approximately $83.8 million. In the prior year period, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.
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
Share-based Compensation
Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings and adjusted EPS. Our share-based compensation programs have become increasingly weighted toward performance-based compensation, which leads to variability and to a lack of predictability as to the occurrence and/or timing of amounts incurred. As such, management believes the exclusion of such amounts on an ongoing basis is helpful to understanding the underlying operational performance of the business. The impact of share-based compensation was insignificant to the financial results for the year ended December 31, 2018 due primarily to this variability.
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 20 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted net earnings and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings and U.S. GAAP EPS to Adjusted EPS

A reconciliation between net earnings and diluted earnings per share, as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended March 31,
(In millions, except per share amounts)	2019		2018
U.S. GAAP net (loss) earnings and U.S. GAAP EPS	$(25.0)	$(0.05)	$87.1	$0.17
Purchase accounting related amortization (primarily included in cost of sales) (a)	435.4		423.4
Litigation settlements and other contingencies, net	0.7		16.2
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	7.3		9.7
Clean energy investments pre-tax loss	17.0		23.0
Acquisition related costs (primarily included in SG&A) (b)	8.1		2.3
Restructuring related costs (c)	19.9		45.4
Share-based compensation expense (d)	18.0		—
Other special items included in:
Cost of sales (e)	85.1		10.0
Research and development expense (f)	33.1		46.6
Selling, general and administrative expense	13.9		1.8
Other expense, net (g)	—		17.4
Tax effect of the above items and other income tax related items	(191.6)		(187.3)
Adjusted net earnings and adjusted EPS	$421.9	$0.82	$495.6	$0.96
Weighted average diluted ordinary shares outstanding	516.7		516.8
____________
Significant items for the three months ended March 31, 2019 include the following:

(a)	The increase in purchase accounting related amortization is primarily due to amortization expense related to certain product rights acquisitions which occurred in 2018.

(b)	Acquisition related costs consist primarily of integration activities.

(c)
For the three months ended March 31, 2019, approximately $14.5 million is included in cost of sales, approximately $0.1 million is included in R&D, and approximately $5.3 million is included in SG&A. Refer to Note 17 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)
Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings and adjusted EPS. The full year impact for the year ended December 31, 2018 was insignificant. As such, the 2018 quarterly amount was not added back to U.S. GAAP net earnings for the quarter ended March 31, 2018.

(e)
The three months ended March 31, 2019 increases relate primarily to expenses of $58.8 million for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant.

(f)
For the three months ended March 31, 2019, R&D expense includes $23.3 million related to non-refundable upfront licensing amounts for products in development with the remaining expense relating on-going development collaborations. Refer to Note 4 Acquisitions and Other Transactions included in Part I, Item 1 of this Form 10-Q for additional information. R&D expense for the three months ended March 31, 2018 includes two non-refundable upfront payments totaling approximately $43.0 million for development agreements entered into during the quarter.

(g)
The 2018 amount primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was a net use of cash of $39.7 million for the three months ended March 31, 2019. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $661.5 million to a net use of cash of $39.7 million for the three months ended March 31, 2019, as compared to net cash provided by operating activities of $621.8 million for the three months ended March 31, 2018. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net decrease in net cash provided by operating activities was principally due to the following:

•	a net decrease in the amount of cash provided by accounts receivable of $307.4 million, reflecting the timing of sales and cash collections;

•	a net increase in the amount of cash used through changes in accounts payable of $184.7 million as a result of the timing of cash payments;

•	a decrease in net earnings of approximately $112.1 million, principally as a result of a decrease in earnings from operations;

•
a net decrease in non-cash expenses of $77.2 million. The net decrease in non-cash expenses was primarily due to a net decrease in the deferred income tax expense of $9.3 million, a decrease in share-based compensation expense of $3.4 million, a net decrease in other non-cash items of $40.3 million and a decrease in the loss from equity method investments of $6.1 million, partially offset by increased depreciation and amortization of $2.0 million;

•	a net increase in the amount of cash used through changes in income taxes of $57.9 million as a result of the level and timing of estimated tax payments made during the current period; and

•	a net increase of $25.4 million in the amount of cash used through changes in inventory balances.
These items were partially offset by a net increase in the amount of cash provided by changes in other operating assets and liabilities of $103.2 million.
Investing Activities
Net cash used in investing activities was $75.6 million for the three months ended March 31, 2019, as compared to $428.9 million for the three months ended March 31, 2018, a net decrease of $353.3 million.

In 2019, significant items in investing activities included the following:

•	payments for product rights and other, net totaling approximately $15.4 million; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $53.1 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2019 calendar year are expected to be approximately $250 million to $400 million.

In 2018, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $63.3 million related to deferred non-contingent purchase price payments for the acquisition of Apicore Inc.;

•
payments for product rights and other, net totaling approximately $342.4 million, which included a payment of $325.0 million related to the perpetual rights to Betadine in certain European markets and other products; and

•	capital expenditures, primarily for equipment and facilities, totaling approximately $30.7 million.
Financing Activities
Net cash used in financing activities was $40.1 million for the three months ended March 31, 2019, compared to net cash used in financing activities of $121.4 million for the three months ended March 31, 2018, a net decrease of $81.3 million.

In 2019, significant items in financing activities included the following:

•
payments totaling approximately $31.8 million of the $60.0 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.

In 2018, significant items in financing activities included the following:

•	long-term debt proceeds of approximately $498.4 million primarily related to borrowings under the 2016 Revolving Facility (as defined in Note 13 Debt included in Part I, Item 1 of this Form 10-Q);

•	the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program;

•	long-term debt payments of approximately $498.0 million consisting primarily of repayments of borrowings under the 2016 Revolving Facility; and

•	a net increase in short-term borrowings of $309.1 million.
Capital Resources
Our cash and cash equivalents totaled $229.8 million at March 31, 2019, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility, the Commercial Paper Program, the Receivables Facility and the Note Securitization Facility (each as defined below other than the 2018 Revolving Facility and the Commercial Paper Program, which are defined in Note 13 Debt in Part I, Item 1 of this Form 10-Q) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”), which originally expired on April 25, 2019. On April 25, 2019, we entered into an amendment to the Receivables Facility to extend the expiration date to April 22, 2022. As of March 31, 2019, the Company had no amounts outstanding under the Receivables Facility.
On April 25, 2019, we entered into an additional facility for borrowings up to $200 million (the “Note Securitization Facility”). Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
At March 31, 2019, our long-term debt, including the current portion, totaled $13.74 billion, as compared to $13.82 billion at December 31, 2018. Total long-term debt is calculated net of deferred financing fees which were $71.1 million and $74.6 million at March 31, 2019 and December 31, 2018, respectively.
For additional information regarding our debt and debt agreements refer to Note 13 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2019 was as follows for each of the periods ending December 31:

The Company’s 2016 Term Facility (as defined in Note 13 Debt in Part I, Item 1 of this Form 10-Q) and 2018 Revolving Facility each contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2016 Term Facility and 2018 Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
The 2016 Term Facility was amended in November 2017 to allow a leverage ratio of 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. The 2018 Revolving Facility similarly provides for a leverage ratio to 4.25 to 1.00 through the December 31, 2018 reporting period and a leverage ratio of 3.75 to 1.00 thereafter. On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. In addition, on February 22, 2019, the Company entered into an amendment (the "Term Loan Amendment") to the 2016 Term Facility. The Revolving Loan Amendment and the Term Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period, with a leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at March 31, 2019 and expects to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management in Part I, Item of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at March 31, 2019 totaled approximately $440.0 million, which includes the new agreements entered into during 2019. We estimate that the amounts that may be paid in the next twelve months to be approximately $55 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $295.1 million at March 31, 2019. In addition, the Company expects to incur approximately $15 million to $20 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2019.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $53 million accrued for legal contingencies at March 31, 2019.
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
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2018, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 20 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

ITEM 6. EXHIBITS

10.1
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Heather Bresch, filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.2
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed as Exhibit 10.20(c) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.3
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.21(b) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.4
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Kenneth S. Parks, filed as Exhibit 10.22(b) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.5
Consulting Agreement, entered into on February 25, 2019, by and between Mylan Inc. and Daniel M. Gallagher, filed as Exhibit 10.23(b) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019.*

10.7	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019.*

10.8	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019.*

10.9
Amendment No. 1, dated as of February 22, 2019, to the Revolving Credit Agreement dated as of July 27, 2018, among Mylan Inc., as borrower, Mylan N.V., as a guarantor, the other guarantors party thereto, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.34(b) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

10.10
Amendment No. 2, dated as of February 22, 2019, to the Term Credit Agreement dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.35(c) to the Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

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

* Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
May 7, 2019

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
May 7, 2019