Form 10-Q
period 2019-06-30
Mylan N.V.
filed 2019-07-29
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 23, 2019, there were 515,869,921 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2019

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Net sales	$2,818.2	$2,755.5	$5,278.8	$5,405.9
Other revenues	33.3	52.8	68.2	86.9
Total revenues	2,851.5	2,808.3	5,347.0	5,492.8
Cost of sales	1,918.9	1,845.8	3,609.2	3,546.0
Gross profit	932.6	962.5	1,737.8	1,946.8
Operating expenses:
Research and development	147.6	206.7	320.2	411.6
Selling, general and administrative	668.6	623.3	1,276.5	1,230.8
Litigation settlements and other contingencies, net	20.9	(46.4)	21.6	(30.2)
Total operating expenses	837.1	783.6	1,618.3	1,612.2
Earnings from operations	95.5	178.9	119.5	334.6
Interest expense	131.2	139.2	262.4	270.9
Other expense, net	16.4	21.0	23.7	34.5
(Loss) Earnings before income taxes	(52.1)	18.7	(166.6)	29.2
Income tax provision (benefit)	116.4	(18.8)	26.9	(95.4)
Net (loss) earnings	$(168.5)	$37.5	$(193.5)	$124.6
(Loss) Earnings per ordinary share:
Basic	$(0.33)	$0.07	$(0.38)	$0.24
Diluted	$(0.33)	$0.07	$(0.38)	$0.24
Weighted average ordinary shares outstanding:
Basic	515.5	514.4	515.3	514.4
Diluted	515.5	516.3	515.3	516.6

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) earnings	$(168.5)	$37.5	$(193.5)	$124.6
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	196.6	(1,088.7)	(141.9)	(826.8)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	—	2.8	0.2	(1.5)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	9.4	(62.2)	35.4	(94.2)
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(36.3)	119.1	21.8	59.9
Net unrealized gain (loss) on marketable securities	0.2	0.3	0.6	(0.1)
Other comprehensive earnings (loss), before tax	169.9	(1,028.7)	(83.9)	(862.7)
Income tax provision (benefit)	1.1	(20.9)	12.9	(32.1)
Other comprehensive earnings (loss), net of tax	168.8	(1,007.8)	(96.8)	(830.6)
Comprehensive earnings (loss)	$0.3	$(970.3)	$(290.3)	$(706.0)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Assets
Current assets:
Cash and cash equivalents	$211.5	$388.1
Accounts receivable, net	2,703.8	2,881.0
Inventories	2,776.2	2,580.2
Prepaid expenses and other current assets	573.9	518.4
Total current assets	6,265.4	6,367.7
Property, plant and equipment, net	2,146.0	2,170.2
Intangible assets, net	12,730.7	13,664.6
Goodwill	9,692.9	9,747.8
Deferred income tax benefit	553.1	572.2
Other assets	428.8	212.4
Total assets	$31,816.9	$32,734.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,538.2	$1,617.0
Short-term borrowings	26.2	1.9
Income taxes payable	138.5	121.5
Current portion of long-term debt and other long-term obligations	724.4	699.8
Other current liabilities	2,133.0	2,147.6
Total current liabilities	4,560.3	4,587.8
Long-term debt	12,590.1	13,161.2
Deferred income tax liability	1,635.1	1,722.0
Other long-term obligations	1,128.6	1,096.8
Total liabilities	19,914.1	20,567.8
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 540,459,996 and 539,289,665 as of June 30, 2019 and December 31, 2018	6.1	6.0
Additional paid-in capital	8,617.3	8,591.4
Retained earnings	5,820.8	6,010.7
Accumulated other comprehensive loss	(1,541.7)	(1,441.3)
	12,902.5	13,166.8
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 and 23,490,867 as of June 30, 2019 and December 31, 2018	999.7	999.7
Total equity	11,902.8	12,167.1
Total liabilities and equity	$31,816.9	$32,734.9

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2019	539,943,344	$6.0	$8,606.5	$5,989.3	23,490,867	$(999.7)	$(1,710.5)	$11,891.6
Net loss	—	—	—	(168.5)	—	—	—	(168.5)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	168.8	168.8
Issuance of restricted stock and stock options exercised, net	516,652	—	1.6	—	—	—	—	1.6
Taxes related to the net share settlement of equity awards	—	—	(7.6)	—	—	—	—	(7.6)
Share-based compensation expense	—	—	16.8	—	—	—	—	16.8
Cancellation of restricted stock	—	0.1	—	—	1,107,207	—	—	0.1
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(193.5)	—	—	—	(193.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(96.8)	(96.8)
Issuance of restricted stock and stock options exercised, net	1,170,331	—	3.9	—	—	—	—	3.9
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	(12.8)
Share-based compensation expense	—	—	34.8	—	—	—	—	34.8
Cancellation of restricted stock	—	0.1	—	—	1,107,207	—	—	0.1
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8

See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2018	538,861,761	$6.0	$8,610.3	$5,745.0	23,490,867	$(999.7)	$(191.5)	$13,170.1
Net earnings	—	—	—	37.5	—	—	—	37.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,007.8)	(1,007.8)
Issuance of restricted stock and stock options exercised, net	149,149	—	3.1	—	—	—	—	3.1
Share-based compensation income	—	—	(0.8)	—	—	—	—	(0.8)
Balance at June 30, 2018	539,010,910	$6.0	$8,612.6	$5,782.5	23,490,867	$(999.7)	$(1,199.3)	$12,202.1

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$13,307.6
Net earnings	—	—	—	124.6	—	—	—	124.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(830.6)	(830.6)
Issuance of restricted stock and stock options exercised, net	1,108,484	—	13.7	—	—	—	—	13.7
Taxes related to the net share settlement of equity awards	—	—	(8.0)	—	—	—	—	(8.0)
Share-based compensation expense	—	—	20.6	—	—	—	—	20.6
Ordinary share repurchase	—	—	—	—	9,795,616	(432.0)	—	(432.0)
Cumulative effect of the adoption of new accounting standards	—	—	—	13.7	—	—	(7.5)	6.2
Other	—	—	0.3	(0.3)	—	—	—	—
Balance at June 30, 2018	539,010,910	$6.0	$8,612.6	$5,782.5	23,490,867	$(999.7)	$(1,199.3)	$12,202.1

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(193.5)	$124.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,001.9	1,000.4
Share-based compensation expense	34.8	20.6
Deferred income tax benefit	(57.8)	(65.4)
Loss from equity method investments	33.2	46.0
Other non-cash items	63.5	261.6
Litigation settlements and other contingencies, net	24.4	(22.3)
Changes in operating assets and liabilities:
Accounts receivable	198.9	479.0
Inventories	(326.8)	(280.7)
Accounts payable	(71.6)	(130.6)
Income taxes	(94.8)	(122.9)
Other operating assets and liabilities, net	17.0	(258.3)
Net cash provided by operating activities	629.2	1,052.0
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.1)	(63.3)
Capital expenditures	(97.2)	(75.9)
Purchase of available for sale securities and other investments	(12.7)	(44.4)
Proceeds from the sale of marketable securities	12.5	65.3
Payments for product rights and other, net	(129.5)	(614.4)
Net cash used in investing activities	(234.0)	(732.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5.5	2,577.2
Payments of long-term debt	(555.5)	(2,598.6)
Purchase of ordinary shares	—	(432.0)
Change in short-term borrowings, net	24.3	179.0
Taxes paid related to net share settlement of equity awards	(8.3)	(10.1)
Contingent consideration payments	(38.8)	(0.2)
Payments of financing fees	(2.1)	(18.4)
Proceeds from exercise of stock options	4.0	13.7
Other items, net	(1.0)	(0.5)
Net cash used in financing activities	(571.9)	(289.9)
Effect on cash of changes in exchange rates	0.1	(15.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(176.6)	14.3
Cash, cash equivalents and restricted cash — beginning of period	389.3	369.9
Cash, cash equivalents and restricted cash — end of period	$212.7	$384.2

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
The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and six months ended June 30, 2019 and 2018, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended June 30, 2019
Central Nervous System & Anesthesia	$135.2	$214.7	$92.9	$442.8
Infectious Disease	30.5	61.9	297.1	389.5
Respiratory & Allergy	258.2	121.9	56.2	436.3
Cardiovascular	48.9	131.7	40.6	221.2
Gastroenterology	30.7	159.2	102.9	292.8
Diabetes & Metabolism	83.8	81.9	37.0	202.7
Dermatology	25.5	80.3	21.0	126.8
Women’s Healthcare	90.2	60.2	24.2	174.6
Oncology	246.9	20.3	35.2	302.4
Immunology	9.0	13.8	10.9	33.7
Other (1)	64.5	43.7	87.2	195.4
Total	$1,023.4	$989.6	$805.2	$2,818.2

Six Months Ended June 30, 2019
Central Nervous System & Anesthesia	$270.9	$405.0	$156.9	$832.8
Infectious Disease	48.6	120.7	512.7	682.0
Respiratory & Allergy	496.8	229.7	99.9	826.4
Cardiovascular	95.8	232.4	74.8	403.0
Gastroenterology	64.9	287.0	180.4	532.3
Diabetes & Metabolism	234.8	139.1	76.2	450.1
Dermatology	39.4	141.9	41.4	222.7
Women’s Healthcare	169.1	104.8	39.3	313.2
Oncology	371.7	37.9	64.2	473.8
Immunology	19.1	21.0	17.3	57.4
Other (1)	135.2	165.4	184.5	485.1
Total	$1,946.3	$1,884.9	$1,447.6	$5,278.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended June 30, 2018
Central Nervous System & Anesthesia	$199.9	$220.7	$76.4	$497.0
Infectious Disease	62.6	58.2	251.6	372.4
Respiratory & Allergy	181.6	129.4	53.7	364.7
Cardiovascular	76.1	149.1	46.2	271.4
Gastroenterology	33.9	145.1	92.1	271.1
Diabetes & Metabolism	114.1	80.2	33.5	227.8
Dermatology	84.5	74.3	27.2	186.0
Women’s Healthcare	85.2	66.8	22.2	174.2
Oncology	102.2	18.4	32.8	153.4
Immunology	14.1	2.5	10.7	27.3
Other (1)	46.6	45.9	117.7	210.2
Total	$1,000.8	$990.6	$764.1	$2,755.5

Six Months Ended June 30, 2018
Central Nervous System & Anesthesia	$399.5	$446.1	$159.3	$1,004.9
Infectious Disease	109.0	122.7	420.6	652.3
Respiratory & Allergy	295.5	257.0	100.3	652.8
Cardiovascular	166.5	295.9	85.7	548.1
Gastroenterology	78.0	298.3	158.2	534.5
Diabetes & Metabolism	223.7	154.0	58.3	436.0
Dermatology	179.0	154.6	52.1	385.7
Women’s Healthcare	178.3	136.8	41.4	356.5
Oncology	211.5	37.2	63.7	312.4
Immunology	28.1	5.0	19.1	52.2
Other (1)	117.0	121.4	232.1	470.5
Total	$1,986.1	$2,029.0	$1,390.8	$5,405.9
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Gross sales	$4,631.0	$4,825.3	$8,789.5	$9,557.6
Gross to net adjustments:
Chargebacks	(751.6)	(816.4)	(1,455.3)	(1,688.5)
Rebates, promotional programs and other sales allowances	(874.5)	(1,088.0)	(1,730.7)	(2,118.6)
Returns	(75.2)	(23.8)	(121.0)	(101.1)
Governmental rebate programs	(111.5)	(141.6)	(203.7)	(243.5)
Total gross to net adjustments	$(1,812.8)	$(2,069.8)	$(3,510.7)	$(4,151.7)
Net sales	$2,818.2	$2,755.5	$5,278.8	$5,405.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2019. Such allowances were comprised of the following at June 30, 2019 and December 31, 2018, respectively:

(In millions)	June 30, 2019	December 31, 2018
Accounts receivable, net	$1,499.8	$1,715.6
Other current liabilities	645.1	626.7
Total	$2,144.9	$2,342.3
Accounts receivable, net was comprised of the following at June 30, 2019 and December 31, 2018, respectively:

(In millions)	June 30, 2019	December 31, 2018
Trade receivables, net	$2,276.6	$2,416.5
Other receivables	427.2	464.5
Accounts receivable, net	$2,703.8	$2,881.0

Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $231.1 million and $322.0 million of securitized accounts receivable at June 30, 2019 and December 31, 2018, respectively.

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
Under the Revance Collaboration Agreement, the Company will be primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance will be primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance will be solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe will be shared equally between the parties, and the Company will be responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of in-process research and development (“IPR&D”) and the total upfront payment was expensed as a component of research and development (“R&D”) expense during the year ended December 31, 2018.
On August 31, 2018, the Company completed an agreement (the “purchase agreement”) with certain subsidiaries of Novartis AG (“Novartis”) to purchase the worldwide rights to their global cystic fibrosis products consisting of the TOBI Podhaler® and TOBI® solution. Under the terms of the purchase agreement, Novartis will receive fixed consideration of $463.0 million, which consists of $240.0 million which was paid at closing and deferred payments of $130.0 million due in August 2019 and $93.0 million due in August 2020, respectively. The Company also entered into a supply agreement with Novartis to purchase the products for up to three years from the date of closing and initially recorded a liability of approximately $91.8 million related to supply obligations. Additionally, Novartis was also eligible to receive a contingent payment of up to $20.0 million if the Company did not acquire the Facility (as defined below), which the Company accrued for at closing. The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of $574.8 million.
In conjunction with the purchase agreement, Mylan and Novartis entered into an option agreement pursuant to which Novartis granted Mylan an exclusive option to acquire certain equipment and employees relating to the Novartis TOBI Podhaler® production facility in San Carlos, California (the “Facility”). The option also includes the transfer of certain agreements to Mylan. On May 28, 2019, Mylan notified Novartis of its election to exercise the purchase option. As a result of the option exercise Novartis is no longer eligible to receive the contingent payment and during the second quarter of 2019 the Company reversed the accrual for the $20.0 million contingent payment with the offset being a reduction in the value of the intangible asset.
In addition, the Company will pay Novartis $10.0 million for the Facility and will receive reimbursement from Novartis for certain restructuring and other costs at the Facility. This transaction is expected to close in the third quarter of 2019.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

During the year ended December 31, 2018, the Company completed four agreements to acquire certain intellectual property rights and marketing authorizations for products that were in the development stage, including agreements with Fujifilm Kyowa Kirin Biologics Co., Ltd. (“FKB”), Mapi Pharma Ltd., and Lupin Limited. The Company also completed the acquisition of intellectual property rights and marketing authorizations related to a commercialized product in certain rest of world markets for $220.0 million, of which $160.0 million was paid at closing, $20.0 million was paid in the fourth quarter of 2018 and the remaining amount was paid in the second quarter of 2019. The Company is accounting for these transactions as asset acquisitions and a useful life of five years is being used to amortize the asset related to the commercialized product. The Company recorded expense of approximately $53.7 million as a component of R&D expense related to non-refundable upfront payments for agreements for products in development during the year ended December 31, 2018. Certain of the agreements include additional development and commercial milestones.
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
On December 1, 2018, the Company and certain subsidiaries of Aspen Pharmacare Holdings Limited entered into an agreement for Mylan to distribute a portfolio of prescription and over-the-counter (“OTC”) products in Australia and New Zealand. The agreement includes an option for Mylan to purchase the rights to the portfolio. In March 2019, the Company exercised the option, and acquired the product rights in the second quarter of 2019 for approximately $130.9 million. The purchase consideration of approximately $130.9 million includes a payment made at closing of approximately $64.3 million and amounts payable in 2020 totaling approximately $66.6 million.
The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of approximately $130.9 million. The intangible asset is being amortized over a useful life of five years.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to U.S. Food and Drug Administration (“FDA”) approval, commercialization of Revefenacin. During the second quarter of 2019, the Company and Theravance Biopharma announced the expansion of this agreement to include China and certain adjacent territories (the “Territory”). Revefenacin, marketed as YUPELRI® in the U.S., is a long-acting muscarinic antagonist, which is the first and only once-daily, nebulized bronchodilator approved for the treatment of chronic obstructive pulmonary disease in the U.S. and is currently under development in the Territory. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment of $18.5 million was expensed as a component of R&D expense.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	712,850	27.32
Exercised	(287,578)	13.94
Forfeited	(505,070)	40.96
Outstanding at June 30, 2019	6,735,480	$36.27
Vested and expected to vest at June 30, 2019	6,530,358	$36.26
Exercisable at June 30, 2019	5,130,316	$36.62

As of June 30, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.4 years, 5.3 years and 4.3 years, respectively. Also, at June 30, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $1.4 million, $1.4 million and $1.3 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of June 30, 2019 and the changes during the six months ended June 30, 2019 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2018	6,393,081	$40.75
Granted	2,288,255	27.41
Released	(1,432,837)	43.60
Forfeited	(3,056,283)	38.13
Nonvested at June 30, 2019	4,192,216	$34.41

As of June 30, 2019, the Company had $109.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2019 and 2018 was $36.7 million and $41.2 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contained a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017, subject to the same performance condition. The performance condition was not achieved by December 31, 2018 and approximately 2.6 million Awards outstanding under the 2014 Program were canceled in the first quarter of 2019, and approximately 1.1 million ordinary shares of restricted stock were canceled and returned to treasury stock in the second quarter of 2019. There was no impact to share based compensation expense during the three and six months ended June 30, 2019 as all of the cumulative expense related to the Awards was reversed during the year ended December 31, 2018.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Service cost	$5.3	$5.1	$10.6	$10.1
Interest cost	3.9	3.7	7.7	7.3
Expected return on plan assets	(3.1)	(3.7)	(6.1)	(7.3)
Amortization of prior service costs	0.2	0.1	0.5	0.2
Recognized net actuarial (gains) losses	(0.2)	—	(0.4)	0.1
Net periodic benefit cost	$6.1	$5.2	$12.3	$10.4

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

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$211.5	$388.1	$330.2
Restricted cash, included in prepaid expenses and other current assets	1.2	1.2	54.0
Cash, cash equivalents and restricted cash	$212.7	$389.3	$384.2

Inventories

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$1,001.2	$955.7
Work in process	472.0	369.9
Finished goods	1,303.0	1,254.6
Inventories	$2,776.2	$2,580.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Prepaid and other current assets

(In millions)	June 30, 2019	December 31, 2018
Prepaid expenses	$154.0	$130.6
Restricted cash	1.2	1.2
Available-for-sale fixed income securities	26.4	25.0
Fair value of financial instruments	54.3	33.8
Equity securities	36.7	32.5
Other current assets	301.3	295.3
Prepaid expenses and other current assets	$573.9	$518.4

Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2019	December 31, 2018
Machinery and equipment	$2,473.4	$2,421.2
Buildings and improvements	1,200.7	1,182.3
Construction in progress	248.5	239.7
Land and improvements	132.1	131.3
Gross property, plant and equipment	4,054.7	3,974.5
Accumulated depreciation	1,908.7	1,804.3
Property, plant and equipment, net	$2,146.0	$2,170.2

Other assets

(In millions)	June 30, 2019	December 31, 2018
Equity method investments, clean energy investments	$118.4	$138.7
Operating lease right-of-use assets	250.8	—
Other long-term assets	59.6	73.7
Other assets	$428.8	$212.4

Accounts payable

(In millions)	June 30, 2019	December 31, 2018
Trade accounts payable	$1,017.0	$1,123.2
Other payables	521.2	493.8
Accounts payable	$1,538.2	$1,617.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other current liabilities

(In millions)	June 30, 2019	December 31, 2018
Accrued sales allowances	$645.1	$626.7
Legal and professional accruals, including litigation accruals	186.1	128.1
Payroll and employee benefit liabilities	354.9	399.7
Contingent consideration	101.1	158.3
Accrued interest	86.5	62.4
Restructuring	40.8	62.3
Equity method investments, clean energy investments	46.7	45.1
Fair value of financial instruments	26.1	29.4
Operating lease liability	78.8	—
Other	566.9	635.6
Other current liabilities	$2,133.0	$2,147.6

In the fourth quarter of 2018, the Company announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an impurity, N-nitrosodiethylamine contained in the active pharmaceutical ingredient Valsartan, USP, manufactured by Mylan India. The impact of this recall on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2019 was approximately $16.1 million and $20.0 million, respectively, primarily related to recall costs and inventory reserves. Depending on the scope of regulatory actions, and severity of the impurity, the Company may face additional loss of revenues and profits and incur contractual or other litigation costs. There can be no assurance that future costs related to the recall will not exceed amounts recorded.
Other long-term obligations

(In millions)	June 30, 2019	December 31, 2018
Employee benefit liabilities	$393.3	$397.7
Contingent consideration	165.6	197.0
Equity method investments, clean energy investments	81.0	100.3
Tax related items, including contingencies	64.3	162.1
Operating lease liability	170.9	—
Other	253.5	239.7
Other long-term obligations	$1,128.6	$1,096.8

8.	Leases
The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We have operating leases of real estate, consisting primarily of administrative offices, manufacturing and distribution facilities, and R&D facilities. We also have operating leases of certain equipment, primarily automobiles, and certain limited supply arrangements.
As of June 30, 2019, the Company recognized an ROU asset of $250.8 million and a total lease liability of $249.7 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations on the condensed consolidated balance sheet. Refer to Note 7 Balance Sheet Components for additional information. Operating lease costs for the three and six months ended June 30, 2019 were approximately $22.4 million and $46.6 million, respectively, and are classified primarily as selling, general and administrative expenses and cost of sales.

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
Other information related to leases was as follows:

As of June 30, 2019
Remaining lease terms	1 year to 25 years
Weighted-average remaining lease term	7 years
Weighted-average discount rate	4.3%

As of June 30, 2019, we have additional operating leases, primarily for production and distribution facilities, that have not yet commenced totaling approximately $28.6 million. These leases are expected to commence in 2019 and 2020 and have lease terms of 5 years to 12 years.
As of June 30, 2019, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$37.3
2020	66.3
2021	48.1
2022	30.9
2023	22.9
2024	19.8
Thereafter	61.5
$286.8

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Total revenues	$85.6	$119.2	$172.5	$248.2
Gross loss	(1.0)	(11.0)	(2.0)	(18.7)
Operating and non-operating expense	4.2	5.0	9.1	10.6
Net loss	$(5.2)	$(16.0)	$(11.1)	$(29.3)

The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended June 30, 2019 and 2018, the Company recognized net losses from equity method investments of $16.2 million and $22.9 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized net losses from equity method investments of $33.2 million and $46.0 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted (loss) earnings per ordinary share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Basic (loss) earnings (numerator):
Net (loss) earnings	$(168.5)	$37.5	$(193.5)	$124.6
Shares (denominator):
Weighted average ordinary shares outstanding	515.5	514.4	515.3	514.4
Basic (loss) earnings per ordinary share	$(0.33)	$0.07	$(0.38)	$0.24

Diluted (loss) earnings (numerator):
Net (loss) earnings	$(168.5)	$37.5	$(193.5)	$124.6
Shares (denominator):
Weighted average ordinary shares outstanding	515.5	514.4	515.3	514.4
Share-based awards	—	1.9	—	2.2
Total dilutive shares outstanding	515.5	516.3	515.3	516.6
Net (loss) earnings per diluted ordinary share	$(0.33)	$0.07	$(0.38)	$0.24

Additional stock awards and restricted stock awards were outstanding during the three and six months ended June 30, 2019 and 2018, but were not included in the computation of diluted (loss) earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2019 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 10.6 million shares and 9.7 million shares for the three and six months ended June 30, 2019, respectively and 9.2 million shares and 8.7 million shares for the three and six months ended June 30, 2018, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2018:
Goodwill	$3,892.9	$4,657.4	$1,582.5	$10,132.8
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,507.9	4,657.4	1,582.5	9,747.8
Reclassifications (1)	(165.7)	25.2	140.5	—
Foreign currency translation	10.8	(76.2)	10.5	(54.9)
	$3,353.0	$4,606.4	$1,733.5	$9,692.9
Balance at June 30, 2019:
Goodwill	$3,738.0	$4,606.4	$1,733.5	$10,077.9
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,353.0	$4,606.4	$1,733.5	$9,692.9

____________

(1)	The reclassification between segments realigns certain prior period foreign currency translation amounts to conform to current year presentation.
Intangible assets consist of the following components at June 30, 2019 and December 31, 2018:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2019
Product rights, licenses and other (1)	15	$20,472.3	$7,985.8	$12,486.5
In-process research and development		244.2	—	244.2
		$20,716.5	$7,985.8	$12,730.7
December 31, 2018
Product rights, licenses and other (1)	15	$20,264.1	$7,225.1	$13,039.0
In-process research and development		625.6	—	625.6
		$20,889.7	$7,225.1	$13,664.6
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP) and the commercial launch occurred in February 2019. The Company reclassified the IPR&D asset of $347.2 million to product rights and licenses during the three months ended March 31, 2019 and began amortizing the asset over its estimated useful life.
As of June 30, 2019, the Company has a related contingent consideration liability of $247.9 million. During the six months ended June 30, 2019, the Company made $67.5 million in milestone payments. The Company performed an analysis and valuation of the contingent consideration liability using a discounted cash flow model. The model contains certain key assumptions including: market share, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company recorded fair value adjustments of $24.8 million and $28.9 million, respectively, during the three and six months ended June 30, 2019 to reduce the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

contingent consideration liability. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 Financial Instruments and Risk Management. Market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amount recorded for contingent consideration.
During the three and six months ended June 30, 2019, the Company recognized impairment charges of $40.4 million and $69.9 million, respectively, which have been recorded as a component of amortization expense, for the impairment of certain finite-lived and IPR&D intangible assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. The impairment charges resulted from the Company’s updated estimate of the fair value of certain assets, which were based upon revised forecasts and future development plans. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these assets and could result in additional future impairment charges.
The Company has performed its annual goodwill impairment test as of April 1, 2019 on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of April 1, 2019, the date of our most recent annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.67 billion, North America Brands $0.65 billion, Europe $4.56 billion and Rest of World $1.72 billion.
As of April 1, 2019, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the prior year, the fair value of our overall business declined because of our recent operating results, future forecasts and the decline in our share price, including activity subsequent to April 1, 2019.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $900.0 million or 7.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2018 annual impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2019, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 6.5%. A terminal value year was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 24.0%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 totaled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Intangible asset amortization expense	$399.2	$387.4	$804.7	$779.7
IPR&D intangible asset impairment charges	—	42.0	29.5	72.0
Finite-lived intangible asset impairment charges	40.4	—	40.4	—
Total intangible asset amortization expense (including impairment charges)	$439.6	$429.4	$874.6	$851.7

Intangible asset amortization expense over the remainder of 2019 and for the years ended December 31, 2020 through 2023 is estimated to be as follows:

(In millions)
2019	$785
2020	1,465
2021	1,386
2022	1,315
2023	1,153

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	June 30, 2019	December 31, 2018
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€3,500.0	€2,354.0	€2,354.0
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
The Effect of Derivative Instruments on the condensed consolidated balance sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$24.6	Prepaid expenses and other current assets	$3.6
Foreign currency forward contracts	Prepaid expenses and other current assets	18.0	Prepaid expenses and other current assets	—
Total		$42.6		$3.6

	Liability Derivatives
	June 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	12.1
Total		$—		$12.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the condensed consolidated balance sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$11.7	Prepaid expenses and other current assets	$30.2
Total		$11.7		$30.2

	Liability Derivatives
	June 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$26.1	Other current liabilities	$17.3
Total		$26.1		$17.3

The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Interest rate swaps	Interest expense	$13.5	$(6.3)	$21.0	$(22.3)
Total		$13.5	$(6.3)	$21.0	$(22.3)

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
2023 Senior Notes (3.125% coupon)	Interest expense	$(13.5)	$6.3	$(21.0)	$22.3
Total		$(13.5)	$6.3	$(21.0)	$22.3

The Effect of Derivative Instruments on the condensed consolidated statements of comprehensive earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Foreign currency forward contracts	$3.8	$(38.7)	$19.3	$(53.8)
Total	$3.8	$(38.7)	$19.3	$(53.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the condensed consolidated statements of comprehensive earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Foreign currency borrowings and forward contracts	$(34.5)	$119.0	$20.7	$59.8
Total	$(34.5)	$119.0	$20.7	$59.8

The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2019	2018	2019	2018
Foreign currency forward contracts	Net sales	$(1.9)	$2.4	$(1.6)	$7.2
Interest rate swaps	Interest expense	(1.8)	(1.9)	(3.6)	(3.8)
Total		$(3.7)	$0.5	$(5.2)	$3.4
At June 30, 2019, the Company expects that approximately $36.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the condensed consolidated statements of operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2019	2018	2019	2018
Foreign currency option and forward contracts	Other expense, net	$(21.7)	$(16.4)	$(27.5)	$27.6
Total		$(21.7)	$(16.4)	$(27.5)	$27.6

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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$56.3	$—	$—	$56.3
Total cash equivalents	56.3	—	—	56.3
Equity securities:
Exchange traded funds	36.0	—	—	36.0
Marketable securities	0.7	—	—	0.7
Total equity securities	36.7	—	—	36.7
Available-for-sale fixed income investments:
Corporate bonds	—	11.0	—	11.0
U.S. Treasuries	—	9.0	—	9.0
Agency mortgage-backed securities	—	1.9	—	1.9
Asset backed securities	—	3.5	—	3.5
Other	—	1.0	—	1.0
Total available-for-sale fixed income investments	—	26.4	—	26.4
Foreign exchange derivative assets	—	29.7	—	29.7
Interest rate swap derivative assets	—	24.6	—	24.6
Total assets at recurring fair value measurement	$93.0	$80.7	$—	$173.7
Financial Liabilities
Foreign exchange derivative liabilities	—	26.1	—	26.1
Contingent consideration	—	—	266.7	266.7
Total liabilities at recurring fair value measurement	$—	$26.1	$266.7	$292.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$71.0	$—	$—	$71.0
Total cash equivalents	71.0	—	—	71.0
Equity securities:
Exchange traded funds	31.7	—	—	31.7
Marketable securities	0.8	—	—	0.8
Total equity securities	32.5	—	—	32.5
Available-for-sale fixed income investments:
Corporate bonds	—	9.9	—	9.9
U.S. Treasuries	—	9.4	—	9.4
Agency mortgage-backed securities	—	1.6	—	1.6
Asset backed securities	—	3.2	—	3.2
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	25.0	—	25.0
Foreign exchange derivative assets	—	30.2	—	30.2
Interest rate swap derivative assets	—	3.6	—	3.6
Total assets at recurring fair value measurement	$103.5	$58.8	$—	$162.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$29.4	$—	$29.4
Contingent consideration	—	—	355.3	355.3
Total liabilities at recurring fair value measurement	$—	$29.4	$355.3	$384.7

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At June 30, 2019 and December 31, 2018, discount rates ranging from 11.0% to 11.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2018 to June 30, 2019 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2018	$158.3	$197.0	$355.3
Payments	(67.5)	—	(67.5)
Reclassifications	6.8	(6.8)	—
Accretion	—	7.8	7.8
Fair value loss (gain) (3)	3.5	(32.4)	(28.9)
Balance at June 30, 2019	$101.1	$165.6	$266.7
____________

(1)	Included in other current liabilities on the condensed consolidated balance sheets.

(2)	Included in other long-term obligations on the condensed consolidated balance sheets.

(3)	Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

13.	Debt
Short-Term Borrowings

(In millions)	June 30, 2019	December 31, 2018
Commercial paper notes	$25.0	$—
Other	1.2	1.9
Short-term borrowings	$26.2	$1.9
Receivables Facility
On April 25, 2019, the Company entered into an amendment to its $400 million Receivables Facility to extend its expiration date to April 22, 2022.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. Mylan Securitization’s assets have been pledged to MUFG Bank, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables are included in accounts receivable, net, in the condensed consolidated balance sheets of the Company.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of June 30, 2019	June 30, 2019	December 31, 2018
Current portion of long-term debt:
2016 Term Facility (a) **	3.705%	$100.0	$100.0
2019 Senior Notes **	2.500%	—	549.9
2020 Floating Rate Euro Notes (b) **		568.6	—
Other		6.3	6.2
Deferred financing fees		(0.9)	(0.9)
Current portion of long-term debt		$674.0	$655.2

Non-current portion of long-term debt:
2020 Floating Rate Euro Notes (b) **		$—	$573.3
2020 Euro Senior Notes **	1.250%	851.7	858.1
2020 Senior Notes **	3.750%	500.0	499.9
2021 Senior Notes **	3.150%	2,248.9	2,248.7
2023 Senior Notes *	3.125%	774.0	752.9
2023 Senior Notes *	4.200%	499.0	498.9
2024 Euro Senior Notes **	2.250%	1,135.2	1,144.2
2025 Euro Senior Notes *	2.125%	567.5	572.0
2026 Senior Notes **	3.950%	2,237.3	2,236.5
2028 Euro Senior Notes **	3.125%	845.9	852.5
2028 Senior Notes *	4.550%	748.3	748.2
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.7	747.6
Other		4.3	5.1
Deferred financing fees		(66.7)	(73.7)
Long-term debt		$12,590.1	$13,161.2
____________

(a)	The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings.

(b)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 9 Debt in Mylan N.V.’s 2018 Form 10-K.
2016 Revolving Facility, 2018 Revolving Facility and 2016 Term Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent, pursuant to which the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Company has outstanding $100.0 million in term loans (the “2016 Term Facility”) at June 30, 2019. On July 27, 2018, the Company entered into a revolving credit facility among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, which replaced the 2016 Revolving Facility on substantially identical terms to the 2016 Revolving Facility and pursuant to which Mylan Inc. may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2018 Revolving Facility”).
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
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. In addition, on February 22, 2019, the Company entered into an amendment (the "Term Loan Amendment") to the 2016 Term Facility. The Revolving Loan Amendment and the Term Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at June 30, 2019 and expects to remain in compliance for the next twelve months.
Fair Value
At June 30, 2019 and December 31, 2018, the aggregate fair value of the Company’s outstanding notes was approximately $13.0 billion and $13.1 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at June 30, 2019 and December 31, 2018.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2019 were as follows for each of the periods ending December 31:

(In millions)	Total
2019	$100
2020	1,922
2021	2,250
2022	—
2023	1,250
Thereafter	7,808
Total	$13,330

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

14.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2019	December 31, 2018
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.7	$—
Net unrecognized gains and prior service cost related to defined benefit plans, net of tax	1.7	1.7
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(33.0)	(53.1)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(110.2)	(130.9)
Foreign currency translation adjustment	(1,400.9)	(1,259.0)
	$(1,541.7)	$(1,441.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2019, net of tax			$(39.3)	$(75.7)	$0.4	$1.6	$(1,597.5)	$(1,710.5)
Other comprehensive earnings (loss) before reclassifications, before tax			5.7	(36.3)	0.2	—	196.6	166.2
Amounts reclassified from accumulated other comprehensive loss, before tax:								—
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.9		1.9					1.9
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in selling, general and administrative expense (“SG&A”)						0.2		0.2
Amortization of actuarial gain included in SG&A						(0.2)		(0.2)
Net other comprehensive earnings (loss), before tax			9.4	(36.3)	0.2	—	196.6	169.9
Income tax provision (benefit)			3.1	(1.8)	(0.1)	(0.1)	—	1.1
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			30.2	21.8	0.6	0.1	(141.9)	(89.2)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.6		1.6					1.6
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial gain included in SG&A						(0.4)		(0.4)
Net other comprehensive earnings (loss), before tax			35.4	21.8	0.6	0.2	(141.9)	(83.9)
Income tax provision (benefit)			11.9	1.1	(0.1)	—	—	12.9
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2018, net of tax			$(22.6)	$(299.0)	$(0.2)	$2.2	$128.1	$(191.5)
Other comprehensive (loss) earnings before reclassifications, before tax			(61.7)	119.1	0.3	2.7	(1,088.7)	(1,028.3)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.4)		(2.4)					(2.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						—		—
Net other comprehensive (loss) earnings, before tax			(62.2)	119.1	0.3	2.8	(1,088.7)	(1,028.7)
Income tax (benefit) provision			(21.8)	0.1	0.1	0.7	—	(20.9)
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(90.8)	59.9	(0.1)	(1.8)	(826.8)	(859.6)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(7.2)		(7.2)					(7.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.8	3.8					3.8
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(94.2)	59.9	(0.1)	(1.5)	(826.8)	(862.7)
Income tax (benefit) provision			(32.4)	0.1	—	0.2	—	(32.1)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)

15.	Segment Information
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2018 Form 10-K, and Note 3 Recent Accounting Pronouncements, Adoption of New Accounting Standards included in this Form 10-Q. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2019
Net sales	$1,023.4	$989.6	$805.2	$—	$2,818.2
Other revenue	19.1	3.8	10.4	—	33.3
Intersegment revenue	35.1	22.3	134.8	(192.2)	—
Total	$1,077.6	$1,015.7	$950.4	$(192.2)	$2,851.5

Segment profitability	$457.9	$194.5	$171.1	$—	$823.5

Intangible asset amortization expense					(399.2)
Intangible asset impairment charges					(40.4)
Globally managed research and development costs					(49.9)
Corporate costs and special items					(217.6)
Litigation settlements & other contingencies					(20.9)
Earnings from operations					$95.5

Six Months Ended June 30, 2019
Net sales	$1,946.3	$1,884.9	$1,447.6	$—	$5,278.8
Other revenue	41.2	8.5	18.5	—	68.2
Intersegment revenue	50.7	43.1	248.1	(341.9)	—
Total	$2,038.2	$1,936.5	$1,714.2	$(341.9)	$5,347.0

Segment profitability	$852.4	$398.6	$264.9	$—	$1,515.9

Intangible asset amortization expense					(804.7)
Intangible asset impairment charges					(69.9)
Globally managed research and development costs					(120.5)
Corporate costs and special items					(379.7)
Litigation settlements & other contingencies					(21.6)
Earnings from operations					$119.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2018
Net sales	$1,000.8	$990.6	$764.1	$—	$2,755.5
Other revenue	42.5	2.9	7.4	—	52.8
Intersegment revenue	23.7	25.4	103.1	(152.2)	—
Total	$1,067.0	$1,018.9	$874.6	$(152.2)	$2,808.3

Segment profitability	$375.4	$238.1	$174.0	$—	$787.5

Intangible asset amortization expense					(387.4)
Intangible asset impairment charges					(42.0)
Globally managed research and development costs					(74.8)
Corporate costs and special items					(150.8)
Litigation settlements & other contingencies					46.4
Earnings from operations					$178.9

Six Months Ended June 30, 2018
Net sales	$1,986.1	$2,029.0	$1,390.8	$—	$5,405.9
Other revenue	63.6	12.4	10.9	—	86.9
Intersegment revenue	36.0	51.0	189.8	(276.8)	—
Total	$2,085.7	$2,092.4	$1,591.5	$(276.8)	$5,492.8

Segment profitability	$835.3	$496.3	$280.6	$—	$1,612.2

Intangible asset amortization expense					(779.7)
Intangible asset impairment charges					(72.0)
Globally managed research and development costs					(151.7)
Corporate costs and special items					(304.4)
Litigation settlements & other contingencies					30.2
Earnings from operations					$334.6

16.	Subsidiary Guarantors
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
The following financial information presents the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2019 and 2018, the unaudited condensed consolidating statements of comprehensive earnings for the three and six months ended June 30, 2019 and 2018, the unaudited condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018 and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018. This unaudited condensed consolidating financial information has been prepared and

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,818.2	$—	$2,818.2
Other revenues	—	—	—	33.3	—	33.3
Total revenues	—	—	—	2,851.5	—	2,851.5
Cost of sales	—	—	—	1,918.9	—	1,918.9
Gross profit	—	—	—	932.6	—	932.6
Operating expenses:
Research and development	—	—	—	147.6	—	147.6
Selling, general and administrative	14.2	172.9	—	481.5	—	668.6
Litigation settlements and other contingencies, net	30.0	18.0	—	(27.1)	—	20.9
Total operating expenses	44.2	190.9	—	602.0	—	837.1
(Loss) Earnings from operations	(44.2)	(190.9)	—	330.6	—	95.5
Interest expense	80.8	43.7	—	6.7	—	131.2
Other (income) expense, net	(87.2)	(60.4)	—	164.0	—	16.4
(Loss) Earnings before income taxes	(37.8)	(174.2)	—	159.9	—	(52.1)
Income tax (benefit) provision	(8.2)	1.8	—	122.8	—	116.4
(Loss) Earnings of equity interest subsidiaries	(138.9)	11.8	—	—	127.1	—
Net (loss) earnings	$(168.5)	$(164.2)	$—	$37.1	$127.1	$(168.5)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$5,278.8	$—	$5,278.8
Other revenues	—	—	—	68.2	—	68.2
Total revenues	—	—	—	5,347.0	—	5,347.0
Cost of sales	—	—	—	3,609.2	—	3,609.2
Gross profit	—	—	—	1,737.8	—	1,737.8
Operating expenses:
Research and development	—	—	—	320.2	—	320.2
Selling, general and administrative	23.3	311.6	—	941.6	—	1,276.5
Litigation settlements and other contingencies, net	30.0	18.0	—	(26.4)	—	21.6
Total operating expenses	53.3	329.6	—	1,235.4	—	1,618.3
(Loss) Earnings from operations	(53.3)	(329.6)	—	502.4	—	119.5
Interest expense	162.5	87.2	—	12.7	—	262.4
Other (income) expense, net	(145.3)	(120.5)	—	289.5	—	23.7
(Loss) Earnings before income taxes	(70.5)	(296.3)	—	200.2	—	(166.6)
Income tax (benefit) provision	(13.8)	3.6	—	37.1	—	26.9
(Loss) Earnings of equity interest subsidiaries	(136.8)	114.4	—	—	22.4	—
Net (loss) earnings	$(193.5)	$(185.5)	$—	$163.1	$22.4	$(193.5)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(168.5)	$(164.2)	$—	$37.1	$127.1	$(168.5)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	196.6	—	—	196.6	(196.6)	196.6
Change in unrecognized gain and prior service cost related to defined benefit plans	—	—	—	—	—	—
Net unrecognized gain on derivatives in cash flow hedging relationships	9.4	1.8	—	7.6	(9.4)	9.4
Net unrecognized loss on derivatives in net investment hedging relationships	(36.3)	(7.7)	—	—	7.7	(36.3)
Net unrealized gain on marketable securities	0.2	—	—	0.2	(0.2)	0.2
Other comprehensive earnings (loss), before tax	169.9	(5.9)	—	204.4	(198.5)	169.9
Income tax provision (benefit)	1.1	1.3	—	(0.2)	(1.1)	1.1
Other comprehensive earnings (loss), net of tax	168.8	(7.2)	—	204.6	(197.4)	168.8
Comprehensive earnings (loss)	$0.3	$(171.4)	$—	$241.7	$(70.3)	$0.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Six Months Ended June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(193.5)	$(185.5)	$—	$163.1	$22.4	$(193.5)
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(141.9)	—	—	(141.9)	141.9	(141.9)
Change in unrecognized gain and prior service cost related to defined benefit plans	0.2	0.1	—	0.1	(0.2)	0.2
Net unrecognized gain on derivatives in cash flow hedging relationships	35.4	3.6	—	31.8	(35.4)	35.4
Net unrecognized gain on derivatives in net investment hedging relationships	21.8	4.6	—	—	(4.6)	21.8
Net unrealized gain on marketable securities	0.6	—	—	0.6	(0.6)	0.6
Other comprehensive (loss) earnings, before tax	(83.9)	8.3	—	(109.4)	101.1	(83.9)
Income tax provision (benefit)	12.9	(2.0)	—	14.9	(12.9)	12.9
Other comprehensive (loss) earnings, net of tax	(96.8)	10.3	—	(124.3)	114.0	(96.8)
Comprehensive (loss) earnings	$(290.3)	$(175.2)	$—	$38.8	$136.4	$(290.3)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$20.9	$—	$190.6	$—	$211.5
Accounts receivable, net	—	20.4	—	2,683.4	—	2,703.8
Inventories	—	—	—	2,776.2	—	2,776.2
Intercompany receivables	482.3	530.6	—	12,899.4	(13,912.3)	—
Prepaid expenses and other current assets	4.8	99.3	—	469.8	—	573.9
Total current assets	487.1	671.2	—	19,019.4	(13,912.3)	6,265.4
Property, plant and equipment, net	—	246.8	—	1,899.2	—	2,146.0
Investments in subsidiaries	18,759.0	12,702.4	—	—	(31,461.4)	—
Intercompany notes and interest receivable	5,502.8	10,964.7	—	3,079.6	(19,547.1)	—
Intangible assets, net	—	—	—	12,730.7	—	12,730.7
Goodwill	—	17.1	—	9,675.8	—	9,692.9
Other assets	—	75.3	—	906.6	—	981.9
Total assets	$24,748.9	$24,677.5	$—	$47,311.3	$(64,920.8)	$31,816.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$58.1	$—	$1,480.1	$—	$1,538.2
Short-term borrowings	—	25.0	—	1.2	—	26.2
Income taxes payable	—	—	—	138.5	—	138.5
Current portion of long-term debt and other long-term obligations	667.7	0.2	—	56.5	—	724.4
Intercompany payables	1,526.7	12,238.0	—	147.6	(13,912.3)	—
Other current liabilities	82.9	227.2	—	1,822.9	—	2,133.0
Total current liabilities	2,277.3	12,548.5	—	3,646.8	(13,912.3)	4,560.3
Long-term debt	8,781.0	3,804.7	—	4.4	—	12,590.1
Intercompany notes payable	1,787.8	3,069.2	—	14,690.1	(19,547.1)	—
Other long-term obligations	—	64.2	—	2,699.5	—	2,763.7
Total liabilities	12,846.1	19,486.6	—	21,040.8	(33,459.4)	19,914.1

Total equity	11,902.8	5,190.9	—	26,270.5	(31,461.4)	11,902.8

Total liabilities and equity	$24,748.9	$24,677.5	$—	$47,311.3	$(64,920.8)	$31,816.9

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(162.9)	$(67.1)	$—	$859.2	$—	$629.2
Cash flows from investing activities:
Capital expenditures	—	(25.4)	—	(71.8)	—	(97.2)
Purchase of available for sale securities and other investments	—	—	—	(12.7)	—	(12.7)
Proceeds from the sale of marketable securities	—	—	—	12.5	—	12.5
Cash paid for acquisitions, net	—	—	—	(7.1)	—	(7.1)
Investments in affiliates	—	(12.9)	—	—	12.9	—
Dividends from affiliates	39.4	—	—	—	(39.4)	—
Loans to affiliates	(99.4)	—	—	(2,568.3)	2,667.7	—
Repayments of loans from affiliates	859.8	—	—	1,885.6	(2,745.4)	—
Payments for product rights and other, net	—	—	—	(129.5)	—	(129.5)
Net cash provided by (used in) investing activities	799.8	(38.3)	—	(891.3)	(104.2)	(234.0)
Cash flows from financing activities:
Payments of financing fees	—	(2.0)	—	(0.1)	—	(2.1)
Change in short-term borrowings, net	—	25.0	—	(0.7)	—	24.3
Proceeds from issuance of long-term debt	—	—	—	5.5	—	5.5
Payments of long-term debt	(550.0)	—	—	(5.5)	—	(555.5)
Proceeds from exercise of stock options	4.0	—	—	—	—	4.0
Taxes paid related to net share settlement of equity awards	(8.3)	—	—	—	—	(8.3)
Contingent consideration payments	—	—	—	(38.8)	—	(38.8)
Capital contribution from affiliates	—	—	—	12.9	(12.9)	—
Capital payments to affiliates	—	—	—	(39.4)	39.4	—
Payments on borrowings from affiliates	(809.0)	(1,780.8)	—	(155.6)	2,745.4	—
Proceeds from borrowings from affiliates	726.4	1,865.9	—	75.4	(2,667.7)	—
Other items, net	—	—	—	(1.0)	—	(1.0)
Net cash (used in) provided by financing activities	(636.9)	108.1	—	(147.3)	104.2	(571.9)
Effect on cash of changes in exchange rates	—	—	—	0.1	—	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	2.7	—	(179.3)	—	(176.6)
Cash, cash equivalents and restricted cash — beginning of period	—	18.2	—	371.1	—	389.3
Cash, cash equivalents and restricted cash — end of period	$—	$20.9	$—	$191.8	$—	$212.7

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	June 30, 2019
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$20.9	$—	$190.6	$—	$211.5
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.2	—	1.2
Cash, cash equivalents and restricted cash	$—	$20.9	$—	$191.8	$—	$212.7

	December 31, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$18.2	$—	$369.9	$—	$388.1
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.2	—	1.2
Cash, cash equivalents and restricted cash	$—	$18.2	$—	$371.1	$—	$389.3

	June 30, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$0.2	$6.0	$—	$324.0	$—	$330.2
Restricted cash, included in prepaid expenses and other current assets	—	—	—	54.0	—	54.0
Cash, cash equivalents and restricted cash	$0.2	$6.0	$—	$378.0	$—	$384.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
During the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown, West Virginia plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. The restructuring actions other than for this plant were substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $655.4 million through June 30, 2019. During 2019, we have incurred approximately $54.4 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant. At this time, the expenses related to the additional restructuring activities at the Morgantown, West Virginia plant cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2018 to June 30, 2019:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges (1)	1.8	18.1	19.9
Reclassification due to new leasing standard	—	(8.1)	(8.1)
Cash payment	(26.4)	(1.4)	(27.8)
Utilization	—	(16.7)	(16.7)
Foreign currency translation	(1.1)	—	(1.1)
Balance at March 31, 2019:	$35.1	$3.7	$38.8
Charges (1)	10.0	47.6	57.6
Cash payment	(8.4)	(3.2)	(11.6)
Utilization	—	(44.5)	(44.5)
Foreign currency translation	0.6	(0.1)	0.5
Balance at June 30, 2019:	$37.3	$3.5	$40.8
____________

(1)
For the three months ended June 30, 2019, total restructuring charges in North America, Europe and Rest of World were approximately $45.5 million, $10.7 million and $1.4 million, respectively. For the six months ended June 30, 2019, total restructuring charges in North America, Europe and Rest of World were approximately $56.7 million, $18.5 million and $2.3 million, respectively.

At June 30, 2019 and December 31, 2018, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities on the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management for additional information. Our potential maximum development milestones not accrued for at June 30, 2019 totaled approximately $476.0 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions. We estimate the amounts that may be paid through the end of 2019 to be approximately $79.0 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
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
During the second quarter, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business Acquisition. Under the agreement, our status as a non-U.S. corporation for U.S. Federal income tax purposes would be confirmed, and we would adjust the interest rates used for intercompany loans. As a result, during the second quarter of 2019, the Company recorded a reserve of approximately $140.0 million as part of its liability for uncertain tax

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

positions, with a net impact to the income tax provision of approximately $129.9 million. We are currently in the process of memorializing a closing agreement with the IRS, which we expect to enter into in the third quarter.
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
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to Abbreviated New Drug Applications were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018. Both parties delivered their final post-trial briefs on June 27, 2019 and are awaiting the court’s final decision.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
During the six months ended June 30, 2019, primarily due to the settlement in principle reached with the IRS and the expiration of federal and foreign statutes of limitations expirations, the Company increased its net liability for unrecognized tax benefits by approximately $46.1 million. During the six months ended June 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million.

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
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA and is still pending. MPI has since been included as an additional party. In July 2019, the parties reached a settlement in principle.
The Company believes that it has strong defenses to these remaining cases. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company recorded approximately $18.0 million of expense in the second quarter of 2019 and has a total accrual of approximately $32.4 million related to this matter at June 30, 2019, which is included in other current liabilities in the condensed consolidated balance sheets.
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
SEC Request for Information/Subpoenas
On October 7, 2016, Mylan received a document request from the SEC’s Division of Enforcement seeking communications with the Centers for Medicare and Medicaid Services and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program (“MDRP”), and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the Company’s previously disclosed settlement with the DOJ (“the MDRP Settlement”) and the classification of the EpiPen® Auto-Injector under the MDRP. Mylan subsequently received subpoenas and additional requests for information. The Company has been cooperating fully with the SEC staff’s investigation.  Following recent discussions, the Company reached an agreement-in-principle in July 2019 with the staff of the Division of Enforcement that would include allegations that the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, as amended, and the rules thereunder, and a civil penalty of $30.0 million.  Under the settlement, Mylan would neither admit nor deny these allegations. The Company recorded an accrual for this amount for the period ended June 30, 2019.  This agreement-in-principle between the staff of the Division of Enforcement and the Company is subject to approval by the SEC and, if approved, would fully resolve the Division of Enforcement’s investigation.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the MDRP Settlement, including with respect to the determinations that the settlement amount should be recorded as a charge against earnings in the third quarter of 2016 rather than against any earlier periods, and that the settlement amount should be classified as an expense rather than a reduction of revenue. The Company responded to the comment letter in May 2017 and we will continue to respond to any additional correspondence from Corporation Finance. As noted above, the Company has reached an agreement-in-principle with the staff of the Division of Enforcement concerning the subject matter of Corporation Finance’s comment letter.
FTC Request for Information
On November 18, 2016, Mylan received a request from the U.S. Federal Trade Commission (“FTC”) Bureau of Competition seeking documents and information relating to its preliminary investigation into potential anticompetitive practices relating to epinephrine auto-injectors. Mylan is fully cooperating with the FTC.
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, a consolidated amended complaint was filed,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29, 2019. On June 17, 2019, plaintiffs filed a third amended complaint, including certain current and former directors and employees/officers and additional allegations in connection with purportedly anticompetitive conduct with respect to certain generic drugs. On February 26, 2019, MYL Litigation Recovery I LLC (an assignee of entities that purportedly purchased stock of Mylan N.V.) filed an additional complaint against Mylan N.V., Mylan Inc., and certain of their current and former directors and officers in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the third amended complaint identified above. MYL Litigation Recovery I LLC’s complaint seeks damages as well as the plaintiff’s costs. On June 5, 2019, defendants filed a motion to dismiss certain of MYL Litigation Recovery I LLC’s claims, which remains pending. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
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
On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against Mylan Inc. and Mylan Specialty in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL. In this

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

lawsuit, Sanofi alleges exclusive dealings and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. On November 1, 2018, Sanofi filed a Motion for a Suggestion of Remand of the case to the U.S. District Court for the District of New Jersey. On January 23, 2019, the Court denied Sanofi’s motion without prejudice. On June 28, 2019, Mylan filed a motion for summary judgment as to the claims asserted by Sanofi and Sanofi filed both a motion for partial summary judgment with respect to its claims against Mylan and for summary judgment with respect to Mylan’s counterclaims. These motions remain pending. We believe that Sanofi’s claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $40.0 million related to this matter at June 30, 2019, which is included in other current liabilities in the condensed consolidated balance sheets. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Mylan along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 700 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, doxycycline hyclate delayed release. The complaint was subsequently amended to add certain attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On June 18, 2018, attorneys general of forty-seven states, the District of Columbia and the Commonwealth of Puerto Rico filed a consolidated amended complaint against various drug manufacturers, including Mylan. Mylan is alleged to have engaged in anticompetitive conduct with respect to doxycycline hyclate delayed release, doxycycline monohydrate, glipizide-metformin, and verapamil. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including Mylan’s President, with respect to doxycycline hyclate delayed release. The allegations in the amended complaint are similar to those in the previously filed complaints. On February 21, 2019, Defendants filed motions to dismiss the amended complaint’s allegations of anticompetitive conduct with respect to multiple drug products and the ability of the state attorneys general to seek certain forms of relief under federal antitrust law, which remain pending. On May 31, 2019, Defendants filed a motion to dismiss certain state law claims, which remains pending.
On May 10, 2019, attorneys general of forty-three states and the Commonwealth of Puerto Rico filed a new complaint against various drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to additional generic drugs. The Complaint also includes claims asserted by attorneys general of thirty-nine states and the Commonwealth of Puerto Rico against several individuals, including a Mylan sales employee.
We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
Valsartan
Mylan N.V., and certain of its subsidiaries, along with numerous other manufacturers, retailers and others, have been named (or plaintiffs are seeking to name certain Mylan entities) as defendants in lawsuits in the United States, Canada and other countries stemming from recalls of valsartan-containing medications. The United States litigation, which is taking place in an

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

MDL in the District of New Jersey, includes class action and individual allegations seeking the refund of the purchase price and other economic damages allegedly sustained by consumers who purchased valsartan-containing products as well as claims for personal injuries allegedly caused by ingestion of the medication. Moreover, Mylan has received requests to indemnify purchasers of Mylan’s active pharmaceutical ingredient and/or finished dose forms of the product. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
European Commission Proceedings
Perindopril
On July 9, 2014, the European Commission (the “Commission”) issued a decision finding that Mylan Laboratories Limited and Mylan, as well as several other companies, had violated European Union (“EU”) competition rules relating to the product Perindopril and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the EU. A hearing on the appeal before the General Court of the EU was held in June 2017 and the Commission’s decision was affirmed. Mylan has appealed the decision to the European Court of Justice (“CJEU”). Mylan has received a notice from an organization representing health insurers in the Netherlands stating an intention to commence follow-on litigation and asserting damages.
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, (“GUK”) as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined GUK approximately €7.8 million, jointly and severally with Merck KGaA. GUK appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. GUK has received notices from European national health services and health insurers stating an intention to commence follow-on litigation and asserting damages. The national health services in England and Wales have instituted litigation against all parties to the Commission’s decision, including GUK.
GUK has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and GUK were held jointly and severally liable. Merck KGaA has counterclaimed against GUK seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment dismissing GUK claims against Merck KGaA and ordered GUK to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. GUK has appealed this decision. The proceedings have been stayed pending the CJEU appeal decision.
The Company has accrued approximately €7.4 million as of each of June 30, 2019 and December 31, 2018 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of June 30, 2019. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing before the CJEU has been scheduled for September 19, 2019.

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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $15.7 million and $10.9 million at June 30, 2019 and December 31, 2018, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
On July 31, 2015, BTG International Ltd., Janssen Biotech, Inc., Janssen Oncology, Inc., and Janssen Research & Development, LLC (“Janssen”) sued Mylan Inc. and MPI, along with numerous other abbreviated new drug application (“ANDA”) applicants, in the District of New Jersey and asserted that Mylan’s and the other ANDA applicants’ abiraterone acetate ANDA products infringe U.S. Patent number 8,822,438 (“’438”).
Mylan and others filed Inter Partes Review (“IPR”) petitions challenging the validity of the ’438 patents’ claims.  On January 17, 2018, the U.S. Patent and Trademark Appeal Board (“PTAB”) issued Final Written Decisions in the IPR proceedings finding all claims of the ’438 patent unpatentable as obvious.  On October 26, 2018, the district court issued an opinion similarly finding the ’438 patents’ claims invalid as obvious.  On October 31, 2018, the FDA approved Mylan’s abiraterone acetate ANDA.  Mylan, along with certain other ANDA applicants, began selling their abiraterone acetate ANDA products in November 2018.
Janssen appealed both the district court and IPR decisions to the Federal Circuit. On May 14, 2019, the Federal Circuit affirmed the PTAB’s decision that all claims of the ‘438 patent were unpatentable as obvious. As a result of this finding, the Federal Circuit did not need to consider Janssen’s appeal of the district court decision. Janssen did not seek a further appeal of the decision with the Federal Circuit, but the deadline to request review by the Supreme Court has not passed.
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
Celgene
Mylan filed suit in 2014 against Celgene Corporation (“Celgene”) alleging monopolization and restraint of trade in the markets for thalidomide and lenalidomide. Following discovery and summary judgment, the District Court scheduled a trial on Mylan’s claims that had survived pre-trial motion practice for October 2019. In July 2019, the parties resolved the litigation, whereby Mylan will receive $62 million and the case will be dismissed.
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $7.1 million accrued related to these various other legal proceedings at June 30, 2019.

21.	Subsequent Events
On July 29, 2019, the Company, Pfizer, Inc. ("Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer ("Upjohn"), and certain other affiliated entities entered into a Business Combination Agreement (the "Business Combination Agreement") pursuant to which the Company will combine with Upjohn in a Reverse Morris Trust transaction (the "Combination"). Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra, as well as certain generic medicines.
Prior to the Combination and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 29, 2019, between Pfizer and Upjohn, Pfizer will, among other things, transfer to Upjohn substantially all of the assets and liabilities comprising Upjohn’s business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer shareholders all of the issued and outstanding shares of Upjohn (the "Distribution" and, together with the Separation and the Combination, the “Transaction”). The Combination is expected to occur immediately after the Distribution. Following the Combination, it is anticipated that Pfizer’s shareholders will own approximately 57 percent and the Company's ordinary shareholders will own approximately 43 percent of Upjohn's common stock.
Prior to, and as a condition of, the Distribution, Upjohn will make a cash payment to Pfizer equal to $12.0 billion. Upjohn has obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. If Upjohn obtains additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge loan is subject to customary terms and conditions including a financial covenant.
            The consummation of the Combination is subject to various customary closing conditions, including (i) approval by the Company's ordinary shareholders, (ii) anti-trust approvals in various countries, (iii) completion of the Separation (including the payment of $12 billion of cash by Upjohn to Pfizer) and the Distribution, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, (v) obtaining other regulatory approvals necessary to complete the Combination, and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination (as defined above), the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s and Upjohn’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: with respect to the Combination, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Combination, changes in relevant tax and other laws, the parties’ ability to consummate the Combination, the conditions to the completion of the Combination, including receipt of approval of Mylan’s shareholders, not being satisfied or waived on the anticipated timeframe or at all, the regulatory approvals required for the Combination not being obtained on the terms expected or on the anticipated schedule or at all, the integration of Mylan and Upjohn being more difficult, time consuming or costly than expected, Mylan’s and Upjohn’s failure to achieve expected or targeted future financial and operating performance and results, the possibility that the combined company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination within the expected time frames or at all or to successfully integrate Mylan and Upjohn, customer loss and business disruption being greater than expected following the Combination, the retention of key employees being more difficult following the Combination, changes in third-party relationships and changes in the economic and financial conditions of the business of Mylan or Upjohn; actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our or Upjohn’s products; any regulatory, legal, or other impediments to Mylan’s or Upjohn’s ability to bring new products to market, including, but not limited to, where Mylan or Upjohn uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s or Upjohn’s ability to execute on new product opportunities; any changes in or difficulties with our or Upjohn’s manufacturing facilities, including with respect to remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our or Upjohn’s financial condition, results of operations, and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our or Upjohn’s information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions, strategic initiatives or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an a djusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2018 Form 10-K, this Form 10-Q and our other filings with the SEC. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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

Financial Summary
The tables below are a summary of the Company’s financial results for the three and six months ended June 30, 2019 compared to the prior year periods:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$2,851.5	$2,808.3	$43.2	2%
Gross profit	932.6	962.5	(29.9)	(3)%
Earnings from operations	95.5	178.9	(83.4)	(47)%
Net (loss) earnings	(168.5)	37.5	(206.0)	(549)%
Net (loss) earnings per diluted ordinary share	$(0.33)	$0.07	$(0.40)	(571)%

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$5,347.0	$5,492.8	$(145.8)	(3)%
Gross profit	1,737.8	1,946.8	(209.0)	(11)%
Earnings from operations	119.5	334.6	(215.1)	(64)%
Net (loss) earnings	(193.5)	124.6	(318.1)	(255)%
Net (loss) earnings per diluted ordinary share	$(0.38)	$0.24	$(0.62)	(258)%
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
Recent Developments
Upjohn Agreement
On July 29, 2019, the Company, Pfizer, Inc. ("Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer ("Upjohn"), and certain other affiliated entities entered into a Business Combination Agreement (the "Business Combination Agreement") pursuant to which the Company will combine with Upjohn in a Reverse Morris Trust transaction (the "Combination"). Upjohn is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra, as well as certain generic medicines.
Prior to the Combination and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 29, 2019, between Pfizer and Upjohn, Pfizer will, among other things, transfer to Upjohn substantially all of the assets and liabilities comprising Upjohn’s business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer shareholders all of the issued and outstanding shares of Upjohn (the "Distribution" and, together with the Separation and the Combination, the “Transaction”). The Combination is expected to occur immediately after the Distribution. Following the Combination, it is anticipated that Pfizer’s shareholders will own approximately 57 percent and the Company's ordinary shareholders will own approximately 43 percent of Upjohn's common stock.
Prior to, and as a condition of, the Distribution, Upjohn will make a cash payment to Pfizer equal to $12.0 billion. Upjohn has obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. If Upjohn obtains additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge loan is subject to customary terms and conditions including a financial covenant.
            The consummation of the Combination is subject to various customary closing conditions, including (i) approval by the Company's ordinary shareholders, (ii) anti-trust approvals in various countries, (iii) completion of the Separation (including the payment of $12 billion of cash by Upjohn to Pfizer) and the Distribution, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, (v) obtaining other regulatory approvals necessary to complete the Combination, and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction.
Restructuring Activities
The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline our operations globally. The restructuring program, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, was substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $655.4 million through June 30, 2019. During 2019, we have incurred approximately $54.4 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant. As a result of the overall actions taken under the restructuring program through June 30, 2019, management believes the potential annual savings will be between approximately $400.0 million and $475.0 million once fully realized, with the majority of these savings improving operating cash flow.
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
For the three and six months ended June 30, 2019, the Company incurred expenses amounting to approximately $93.7 million and $163.4 million, respectively for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
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

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,023.4	$1,000.8	2%	$2.2	$1,025.6	2%
Europe	989.6	990.6	—%	59.5	1,049.1	6%
Rest of World	805.2	764.1	5%	31.9	837.1	10%
Total net sales	2,818.2	2,755.5	2%	$93.6	$2,911.8	6%

Other revenues (3)	33.3	52.8	(37)%	0.7	34.0	(36)%
Consolidated total revenues (4)	$2,851.5	$2,808.3	2%	$94.3	$2,945.8	5%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended June 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $19.1 million, $3.8 million, and $10.4 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.85 billion, compared to $2.81 billion for the comparable prior year period, representing an increase of $43.2 million, or 2%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.82 billion, compared to $2.76 billion for the comparable prior year period, representing an increase of $62.7 million, or 2%. Other revenues for the current quarter were $33.3 million, compared to $52.8 million for the comparable prior year period, a decrease of $19.5 million.
The increase in net sales included an increase in the North America segment of 2% and in the Rest of World segment of 5%. Net sales in the Europe segment were essentially flat when compared to the prior year period. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, the European Union and Australia. The unfavorable impact of foreign currency translation on current period net sales was approximately $93.6 million, or 3%. On a constant currency basis, net sales increased by approximately $156.3 million, or 6%. This increase was primarily driven by new product sales, partially offset by a decrease in net sales from existing products as a result of lower volumes and, to a lesser extent, pricing.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 24% and 22% for the three months ended June 30, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended June 30, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America increased by $22.6 million or 2% during the three months ended June 30, 2019 when compared to the prior year period. This increase was primarily driven by new product sales partially offset by lower volumes of existing products and, to a lesser extent, pricing. New product sales were primarily driven by sales of Fulphila™ (biosimilar to Neulasta®) and the WixelaTM InhubTM. The volume decline from existing products was due to changes in the competitive environment. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $1.0 million during the three months ended June 30, 2019 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $59.5 million or 6%, and to a lesser extent, pricing on existing products. The unfavorable impact of foreign currency translation was offset by new product sales, including Hulio™ and the TOBI Podhaler®, and higher volumes of existing products. Constant currency net sales increased by approximately $58.5 million, or 6%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $41.1 million, or 5% during the three months ended June 30, 2019 when compared to the prior year period. This increase was primarily the result of higher volumes of existing products primarily driven by products sold in China and new product sales in Australia and emerging markets. These increases were partially offset primarily by the unfavorable impact of foreign currency translation and, to a lesser extent, by lower pricing on existing products. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $31.9 million, or 4%. Constant currency net sales increased by approximately $73.0 million, or 10% when compared to the prior year period.
Cost of Sales and Gross Profit
Cost of sales increased from $1.85 billion for the three months ended June 30, 2018 to $1.92 billion for the three months ended June 30, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2019 was $932.6 million and gross margins were 33%. For the three months ended June 30, 2018, gross profit was $962.5 million and gross margins were 34%. Gross margins were negatively impacted by the incremental amortization from product acquisitions and by expenses related to the recall of Valsartan products, each of which decreased gross margins by approximately 50 basis points. Gross margins were also negatively impacted as a result of lower gross profit for sales of existing products partially offset by the impact from new product sales. In addition, gross margins were negatively affected by approximately 25 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current period principally as a result of the activities at the Company’s Morgantown plant. Adjusted gross margins were 54% for the three months ended June 30, 2019, compared to 53% for the three months ended June 30, 2018.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is as follows:

	Three Months Ended
	June 30,
(In millions)	2019	2018
U.S. GAAP cost of sales	$1,918.9	$1,845.8
Deduct:
Purchase accounting amortization and other related items	(440.0)	(427.4)
Acquisition related items	(1.6)	(0.8)
Restructuring and related costs	(46.3)	(41.0)
Share-based compensation expense	(0.5)	—
Other special items	(112.1)	(64.0)
Adjusted cost of sales	$1,318.4	$1,312.6

Adjusted gross profit (a)	$1,533.1	$1,495.7

Adjusted gross margin (a)	54%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended June 30, 2019 was $147.6 million, compared to $206.7 million for the comparable prior year period, a decrease of $59.1 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $668.6 million, compared to $623.3 million for the comparable prior year period, an increase of $45.3 million. The increase was primarily due to continued investments in selling and marketing activities. Also impacting the quarter was higher share-based compensation expense due to a reduction of approximately $23.5 million in the second quarter of 2018 related to certain performance-based awards and a decrease in bad debt expense of approximately $28.5 million related to a special business interruption event for one customer in the prior year period.
Litigation Settlements and Other Contingencies, Net
During the three months ended June 30, 2019 and 2018, the Company recorded a net charge of $20.9 million and $46.4 million, respectively.

The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2019 and June 30, 2018:

	Three Months Ended
	June 30,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$(24.8)	$(32.7)
Litigation settlements	45.7	(13.7)
Total litigation settlements and other contingencies, net	$20.9	$(46.4)
During the three months ended June 30, 2019, the Company recognized expense of approximately $18.0 million for a settlement in principle related to the modafinil antitrust matter, approximately $30.0 million for a settlement in principle with the SEC in connection with the SEC staff's investigation of the Company's public disclosures regarding its 2016 settlement with the Department of Justice concerning the EpiPen Medicaid Drug Rebate Program, which remains subject to SEC approval. For the three months ended June 30, 2018, the net gains primarily related to the resolution of certain patent infringement matters.
Interest Expense
Interest expense for the three months ended June 30, 2019 totaled $131.2 million, compared to $139.2 million for the three months ended June 30, 2018, a decrease of $8.0 million. The decrease is primarily due to lower average long-term debt balances during the current quarter as compared to the prior year period including the impact of the redemption of the 2018 Senior Notes in the prior year period.
Other Expense, Net
Other expense, net, was $16.4 million for the three months ended June 30, 2019, compared to $21.0 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended
	June 30,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$16.2	$22.9
Foreign exchange losses/(gains), net	0.4	(2.0)
Other (gains)/losses, net	(0.2)	0.1
Other expense, net	$16.4	$21.0
Income Tax Provision (Benefit)
For the three months ended June 30, 2019, the Company recognized an income tax provision of $116.4 million, compared to an income tax benefit of $18.8 million for the comparable prior year period, an increase of $135.2 million. During the current quarter, the Company reached a settlement in principle with the Internal Revenue Service ("IRS") to resolve federal tax matters related to the 2015 EPD Business Acquisition, including adjusting the interest rates used for intercompany loans and confirming our status as a non-U.S. corporation for U.S. federal income tax purposes. We are currently in the process of memorializing our closing agreement with the IRS, which we expect to enter into in the third quarter. In the prior year period, income tax benefits of approximately $31.0 million were recognized upon revaluations of certain deferred tax items upon statutory rate changes in certain non-U.S. jurisdictions. Partially offsetting this benefit was a net increase in the reserve for uncertain tax benefits of approximately $11.0 million. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,946.3	$1,986.1	(2)%	$4.9	$1,951.2	(2)%
Europe	1,884.9	2,029.0	(7)%	137.0	2,021.9	—%
Rest of World	1,447.6	1,390.8	4%	83.7	1,531.3	10%
Total net sales	5,278.8	5,405.9	(2)%	225.6	5,504.4	2%

Other revenues (3)	68.2	86.9	(22)%	1.6	69.8	(20)%
Consolidated total revenues (4)	$5,347.0	$5,492.8	(3)%	$227.2	$5,574.2	1%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the six months ended June 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $41.2 million, $8.5 million, and $18.5 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the six months ended June 30, 2019, Mylan reported total revenues of $5.35 billion, compared to $5.49 billion for the comparable prior year period, representing a decrease of $145.8 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2019 were $5.28 billion, compared to $5.41 billion for the comparable prior year period, representing a decrease of $127.1 million, or 2%. Other revenues for the six months ended June 30, 2019 were $68.2 million, compared to $86.9 million for the comparable prior year period.
The decrease in net sales included a decrease in the Europe segment of 7% and in the North America segment of 2%. These decreases were partially offset by an increase in the Rest of World segment of 4%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia, and the European Union. The unfavorable impact of foreign currency translation on current year net sales was approximately $225.6 million, or 4%. On a constant currency basis, the increase in net sales was approximately $98.5 million, or 2% for the six months ended June 30, 2019. This increase was primarily driven by new product sales, partially offset by a decrease in net sales from existing products as a result of lower volumes and, to a lesser extent, pricing.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 24% and 19% for the six months ended June 30, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the six months ended June 30, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America decreased by $39.8 million or 2% during the six months ended June 30, 2019 when compared to the prior year period. This decrease was due primarily to lower volumes of existing products, driven by changes in the competitive environment and the impact of the Morgantown plant remediation activities, and to a lesser extent pricing. These decreases were partially offset by new product sales, including WixelaTM InhubTM and Fulphila™ (biosimilar to Neulasta®). The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $144.1 million or 7% during the six months ended June 30, 2019 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $137.0 million or 7%. Sales of existing products were negatively impacted by lower pricing and, to a lesser extent, volumes, partially offset by new product sales. Constant currency net sales decreased by approximately $7.1 million when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $56.8 million or 4% during the six months ended June 30, 2019 when compared to the prior year period. This increase was primarily the result of new product sales, primarily in Australia and emerging markets, and higher volumes of existing products. Increased volumes of existing products was primarily driven by the Company’s anti-retroviral therapy franchise. This increase was partially offset primarily by the unfavorable impact of foreign currency translation and, to a lesser extent, by lower pricing on existing products. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $83.7 million, or 6%. Constant currency net sales increased by approximately $140.5 million or 10% when compared to the prior year period.
Cost of Sales and Gross Profit
Cost of sales increased from $3.55 billion for the six months ended June 30, 2018 to $3.61 billion for the six months ended June 30, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the six months ended June 30, 2019 was $1.74 billion and gross margins were 33%. For the six months ended June 30, 2018, gross profit was $1.95 billion and gross margins were 35%. Gross margins were negatively affected by approximately 140 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the current period principally as a result of the activities at the Company’s Morgantown plant. In addition, gross margins were negatively impacted as a result of lower gross profit for sales of existing products partially offset by the impact from new product sales. Gross margins were also negatively impacted by approximately 50 basis points related to the incremental amortization from product acquisitions and by approximately 30 basis points for expenses related to the recall of Valsartan products. Adjusted gross margins were 54% for the six months ended June 30, 2019, compared to 53% for the six months ended June 30, 2018.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is as follows:

	Six Months Ended
	June 30,
(In millions)	2019	2018
U.S. GAAP cost of sales	$3,609.2	$3,546.0
Deduct:
Purchase accounting amortization and other related items	(875.4)	(848.3)
Acquisition related items	(2.1)	(1.0)
Restructuring and related costs	(60.8)	(45.4)
Share-based compensation expense	(0.5)	—
Other special items	(197.2)	(74.0)
Adjusted cost of sales	$2,473.2	$2,577.3

Adjusted gross profit (a)	$2,873.8	$2,915.5

Adjusted gross margin (a)	54%	53%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2019 was $320.2 million, compared to $411.6 million for the comparable prior year period, a decrease of $91.4 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2019 was $1.28 billion, compared to $1.23 billion for the comparable prior year period, an increase of $45.7 million. This increase was primarily due to continued investment in selling and marketing activities. Also impacting the six-month period was higher share-based compensation expense due to a reduction of approximately $23.5 million in the second quarter of 2018 related to certain performance-based awards and a decrease in bad debt expense of approximately $23.3 million related to a special business interruption event for one customer in the prior year period.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$(28.9)	$(30.0)
Litigation settlements	50.5	(0.2)
Total litigation settlements and other contingencies, net	$21.6	$(30.2)
During the six months ended June 30, 2019, the Company recognized litigation related charges of approximately $50.5 million primarily related to the matters settled during the second quarter of 2019. Litigation settlements for the six months ended June 30, 2018, consisted primarily of a gain of approximately $14.7 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $13.3 million related to an anti-trust and a patent infringement matter.
Interest Expense
Interest expense for the six months ended June 30, 2019 totaled $262.4 million, compared to $270.9 million for the six months ended June 30, 2018, a decrease of $8.5 million. The decrease is primarily due to lower average long-term debt balances during the current quarter as compared to the prior year period including the impact of the redemption of the 2018 Senior Notes in the prior year period.
Other Expense, Net
Other expense, net was $23.7 million for the six months ended June 30, 2019, compared to $34.5 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$33.2	$46.0
Foreign exchange gains, net	(4.0)	(17.6)
Other (gains)/losses, net	(5.5)	6.1
Other expense, net	$23.7	$34.5
Income Tax Provision (Benefit)
For the six months ended June 30, 2019, the Company recognized an income tax provision of $26.9 million, compared to a benefit of $95.4 million for the comparable prior year period, an increase of $122.3 million. During the six months ended June 30, 2019, primarily due to the settlement in principle reached with the IRS and the expiration of federal and foreign statutes of limitations, the Company increased its net liability for unrecognized tax benefits by approximately $46.1 million. In the prior year period, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates and deferred tax revaluations for statutory rate changes in certain jurisdictions.

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

•
The impact of changes related to uncertain tax positions is excluded from adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings and adjusted EPS.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2019		2018		2019		2018
U.S. GAAP net (loss) earnings and U.S. GAAP EPS	$(168.5)	$(0.33)	$37.5	$0.07	$(193.5)	$(0.38)	$124.6	$0.24
Purchase accounting related amortization (primarily included in cost of sales) (a)	440.0		430.3		875.4		853.7
Litigation settlements and other contingencies, net	20.9		(46.4)		21.6		(30.2)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	6.9		9.2		14.2		18.9
Clean energy investments pre-tax loss	16.2		23.0		33.2		46.0
Acquisition related costs (primarily included in SG&A) (b)	5.5		10.2		13.6		12.5
Restructuring related costs (c)	57.6		76.1		77.5		121.5
Share-based compensation expense (d)	16.8		—		34.8		—
Other special items included in:
Cost of sales (e)	112.1		64.0		197.2		74.0
Research and development expense (f)	27.1		50.5		60.2		97.1
Selling, general and administrative expense	10.8		32.1		24.7		33.9
Other expense, net (g)	—		6.8		—		24.2
Tax effect of the above items and other income tax related items (h)	(12.6)		(141.8)		(204.2)		(329.1)
Adjusted net earnings and adjusted EPS	$532.8	$1.03	$551.5	$1.07	$954.7	$1.85	$1,047.1	$2.03
Weighted average diluted ordinary shares outstanding	516.3		516.3		516.5		516.6
____________
Significant items for the three and six months ended June 30, 2019 include the following:

(a)	The increase in purchase accounting related amortization is primarily due to amortization expense related to certain product rights acquisitions which occurred in 2018 and 2019.

(b)	Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities.

(c)
For the three months ended June 30, 2019, approximately $46.3 million is included in cost of sales and $11.3 million is included in SG&A. For the six months ended June 30, 2019, approximately $60.8 million is included in cost of sales, approximately $0.1 million is included in R&D, and approximately $16.6 million is included in SG&A. Refer to Note 17 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)
Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings and adjusted EPS. The full year impact for the year ended December 31, 2018 was insignificant. As such, the three and six months ended June 30, 2018 amounts were not added back to U.S. GAAP net earnings.

(e)
The three months ended June 30, 2019 increased $48.1 million primarily related to the impact of the Valsartan product recall, the termination of a contract and certain other inventory write-offs. The six months ended June 30, 2019 increased $123.2 million for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant and the items also impacting the change for the three-month period.

(f)
R&D expense for the three months ended June 30, 2019 consists primarily of payments for product development arrangements of approximately $23.4 million, which includes $18.4 million related to the expansion of the YUPELRI®

agreement with Theravance, and the remaining expense relates to on-going collaboration agreements. R&D expense for the six months ended June 30, 2019 consists primarily of payments for product development arrangements of approximately $46.7 million, including $18.4 million for the expansion of the YUPELRI® agreement and $23.3 million related to non-refundable upfront licensing amounts for a product in development. The remaining expense relates to on-going development collaborations. Refer to Note 4 Acquisitions and Other Transactions included in Part I, Item 1 of this Form 10-Q for additional information. R&D expense for the three months ended June 30, 2018 includes two non-refundable upfront payments totaling approximately $30.5 million for development agreements entered into during the quarter, and the remaining expense relates to on-going collaboration agreements, including Momenta Pharmaceuticals, Inc. For the six months ended June 30, 2018, R&D expense includes $73.5 million related to four non-refundable upfront payments for development agreements entered into during the prior year period.

(g)
The 2018 amount primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.

(h)	The impact of changes related to uncertain tax positions is excluded from adjusted earnings.
Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $629.2 million for the six months ended June 30, 2019. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $422.8 million to $629.2 million for the six months ended June 30, 2019, as compared to net cash provided by operating activities of $1.05 billion for the six months ended June 30, 2018. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net decrease in net cash provided by operating activities was principally due to the following:

•	a decrease in net earnings of approximately $318.1 million, principally as a result of a decrease in earnings from operations;

•	a net decrease in non-cash expenses of $140.9 million;

•	a net decrease in the amount of cash provided by accounts receivable of $280.1 million, reflecting the timing of sales and cash collections; and

•	a net increase of $46.1 million in the amount of cash used through changes in inventory balances.

These items were partially offset by the following:

•	a net increase in the amount of cash provided by changes in other operating assets and liabilities of $275.3 million;

•	a net decrease in the amount of cash used through changes in trade accounts payable of $59.0 million as a result of the timing of cash payments; and

•	a net decrease in the amount of cash used through changes in income taxes of $28.1 million as a result of the level and timing of estimated tax payments made during the current period.
Investing Activities
Net cash used in investing activities was $234.0 million for the six months ended June 30, 2019, as compared to $732.7 million for the six months ended June 30, 2018, a net decrease of $498.7 million.
In 2019, significant items in investing activities included the following:

•	payments for product rights and other, net totaling approximately $129.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $97.2 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2019 calendar year are expected to be approximately $250 million to $400 million.

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
Financing Activities
Net cash used in financing activities was $571.9 million for the six months ended June 30, 2019, as compared to $289.9 million for the six months ended June 30, 2018, a net increase of $282.0 million.

In 2019, significant items in financing activities included the following:

•	long-term debt payments of approximately $555.5 million consisting primarily of the redemption of $550.0 million principal amount of 2.500% Senior Notes due 2019;

•
payments totaling approximately $38.8 million (of the $67.5 million) in milestone payments related to Pfizer Inc.’s proprietary dry powder inhaler delivery platform (“the respiratory delivery platform”) contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities; and

•	a net increase in short-term borrowings of $24.3 million.
In 2018, significant items in financing activities included the following:

•	the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program;

•
long-term debt proceeds of approximately $2.58 billion primarily related to borrowings of approximately $496.5 million under the 2016 Revolving Facility, proceeds from the April 2018 Senior Notes offering of approximately $1.50 billion and proceeds from the May 2018 Euro Senior Notes offering of approximately €500.0 million;

•
long-term debt payments of approximately $2.60 billion consisting primarily of repayments of borrowings of approximately $496.5 million under the 2016 Revolving Facility, redemptions of $1.50 billion principal amount of senior notes in connection with the April 2018 Senior Notes offering and redemptions of $600.0 million principal amount of senior notes in connection with the May 2018 Euro Senior Notes offering; and

•	a net increase in short-term borrowings of $179.0 million.
Capital Resources
Our cash and cash equivalents totaled $211.5 million at June 30, 2019, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility, the Commercial Paper Program, the Receivables Facility and the Note Securitization Facility (each as defined below other than the 2018 Revolving Facility and the Commercial Paper Program, which are defined in Note 13 Debt in Part I, Item 1 of this Form 10-Q) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has a $400 million receivables facility (the “Receivables Facility”). On April 25, 2019, the Company entered into an amendment to the Receivables Facility to extend its expiration date to April 22, 2022. As of June 30, 2019, the Company had no amounts outstanding under the Receivables Facility.
On April 25, 2019, we entered into an additional facility for borrowings up to $200 million (the “Note Securitization Facility”). Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at London Interbank Offered Rate or LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
At June 30, 2019, our long-term debt, including the current portion, totaled $13.26 billion, as compared to $13.82 billion at December 31, 2018. Total long-term debt is calculated net of deferred financing fees which were $67.6 million and $74.6 million at June 30, 2019 and December 31, 2018, respectively.
For additional information regarding our debt and debt agreements refer to Note 13 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2019 was as follows for each of the periods ending December 31:
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
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. In addition, on February 22, 2019, the Company entered into an amendment (the "Term Loan Amendment") to the 2016 Term Facility. The Revolving Loan Amendment and the Term Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at June 30, 2019 and expects to remain in compliance for the next twelve months.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management in Part I, Item of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at June 30, 2019 totaled approximately $476.0 million, which includes the new agreements entered into during 2019. We estimate that the amounts that may be paid in the next twelve months to be approximately $79.0 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $266.7 million at June 30, 2019. In addition, the Company expects to incur approximately $15 million to $20 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2019.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $107.0 million accrued for legal contingencies at June 30, 2019.
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
Application of Critical Accounting Policies
There have been no changes to the Critical Accounting Policies disclosed in our 2018 Form 10-K. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to our annual goodwill impairment test.
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
Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has four reporting units, North America Generics, North America Brands, Europe and Rest of World. As of April 1, 2019, the date of our most recent annual impairment test, the allocation of the Company’s total goodwill was as follows: North America Generics $2.67 billion, North America Brands $0.65 billion, Europe $4.56 billion and Rest of World $1.72 billion.
The Company performed a quantitative impairment analysis for all of its reporting units as of April 1, 2019. The impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis utilizing both income and market-based approaches, in our goodwill assessment process. We utilized an average of the two methods in estimating the fair value of the individual reporting units, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.
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
As of April 1, 2019, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the prior year, the fair value of our overall business declined because of our recent operating results, future forecasts and the decline in our share price, including activity subsequent to April 1, 2019.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $900.0 million or 7.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2018 annual impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2019, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 6.5%. A terminal value year was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 24.0%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mylan, Pfizer and Upjohn may be unable to satisfy the conditions or obtain the approvals required to complete the Combination, and regulatory agencies may delay or impose conditions on approval of the Combination, which may diminish the anticipated benefits of the Combination. Failure to complete the Combination could adversely impact the market price of Mylan shares as well as Mylan’s business and operating results.

The consummation of the Combination is subject to numerous conditions, including the receipt by Pfizer of an IRS ruling and tax opinion of its tax counsel with respect to the Combination, the receipt of Mylan shareholder approval for the Combination and other customary conditions. Mylan cannot make any assurances that the Combination will be consummated on the terms or timeline currently contemplated, or at all.

Completion of the Combination is also conditioned upon the receipt of required government consents and approvals, including required approvals from foreign regulatory agencies. While Mylan, Pfizer and Upjohn intend to pursue vigorously all required governmental approvals and do not know of any reason why they would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before the consummation of the Combination could delay the completion of the Combination, possibly for a significant period of time after Mylan shareholders have approved the Combination. Any delay in the completion of the Combination could diminish anticipated benefits of the Combination or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Combination.

To the extent that the market price of Mylan ordinary shares reflects positive market assumptions that the Combination will be consummated, the price of Mylan ordinary shares may decline if the Combination are not consummated for any reason or in a timely manner. Mylan may also be subject to additional risks if the Combination are not consummated, including:

•
depending on the reasons for termination of the Business Combination Agreement, the requirement that Mylan pay Pfizer a termination fee of $322 million, or in the situation where Mylan’s shareholders do not approve the Combination and the transaction is terminated, up to $96 million to reimburse Pfizer for its costs;

•
the fact that substantial costs related to the Combination, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Combination are completed; and

•	possible negative reactions from our customers, regulators and employees.

The pendency of the Combination could adversely affect Mylan’s business and operations.

Whether the Combination is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Combination, including for example, obtaining regulatory approvals, will require significant time and attention from Mylan management and may divert attention from the day-to-day operations of our business. Any uncertainty over the ability of Pfizer, Mylan and Upjohn to complete the Combination could make it more difficult for Mylan to retain key employees or attract new talent, or to pursue business strategies.

Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Additionally, we have contracts with certain customers, suppliers, vendors, distributors, lenders, and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Combination. Obtaining such consents may be difficult and could impose costs on us, including renegotiating such contracts on terms less favorable to Mylan, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business.

The Business Combination Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course in all material respects consistent with past practice prior to completion of the Combination. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Combination and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position. The Business Combination Agreement also subjects us to restrictions on our ability to pursue alternatives to the Combination and so we might have to forego another strategic transaction that would otherwise have been favorable to Mylan and our shareholders.

ITEM 6. EXHIBITS

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
July 29, 2019

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
July 29, 2019