Form 10-Q
period 2019-09-30
Mylan N.V.
filed 2019-11-05
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________
Commission File Number 333-199861
MYLAN N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-1493528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of October 31, 2019, there were 516,132,520 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2019

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Net sales	$2,928.2	$2,827.3	$8,207.0	$8,233.2
Other revenues	33.5	35.1	101.7	122.0
Total revenues	2,961.7	2,862.4	8,308.7	8,355.2
Cost of sales	1,889.3	1,823.2	5,498.5	5,369.2
Gross profit	1,072.4	1,039.2	2,810.2	2,986.0
Operating expenses:
Research and development	167.9	144.1	488.1	555.7
Selling, general and administrative	632.7	577.3	1,909.2	1,808.1
Litigation settlements and other contingencies, net	(51.9)	(20.4)	(30.3)	(50.6)
Total operating expenses	748.7	701.0	2,367.0	2,313.2
Earnings from operations	323.7	338.2	443.2	672.8
Interest expense	128.9	136.2	391.3	407.1
Other expense, net	9.0	9.8	32.7	44.3
Earnings before income taxes	185.8	192.2	19.2	221.4
Income tax (benefit) provision	(4.0)	15.5	22.9	(79.9)
Net earnings (loss)	$189.8	$176.7	$(3.7)	$301.3
Earnings (Loss) per ordinary share:
Basic	$0.37	$0.34	$(0.01)	$0.59
Diluted	$0.37	$0.34	$(0.01)	$0.58
Weighted average ordinary shares outstanding:
Basic	516.0	514.5	515.5	514.4
Diluted	516.2	516.5	515.5	516.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings (loss)	$189.8	$176.7	$(3.7)	$301.3
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(748.9)	(270.8)	(890.8)	(1,097.6)
Change in unrecognized loss and prior service cost related to defined benefit plans	(0.7)	(6.8)	(0.5)	(8.3)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(10.6)	(51.9)	24.8	(146.1)
Net unrecognized gain on derivatives in net investment hedging relationships	111.8	18.8	133.6	78.7
Net unrealized gain (loss) on marketable securities	0.1	—	0.7	(0.1)
Other comprehensive loss, before tax	(648.3)	(310.7)	(732.2)	(1,173.4)
Income tax provision (benefit)	1.2	(19.1)	14.1	(51.2)
Other comprehensive loss, net of tax	(649.5)	(291.6)	(746.3)	(1,122.2)
Comprehensive loss	$(459.7)	$(114.9)	$(750.0)	$(820.9)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Assets
Current assets:
Cash and cash equivalents	$358.9	$388.1
Accounts receivable, net	2,948.0	2,881.0
Inventories	2,763.5	2,580.2
Prepaid expenses and other current assets	574.7	518.4
Total current assets	6,645.1	6,367.7
Property, plant and equipment, net	2,123.9	2,170.2
Intangible assets, net	11,824.3	13,664.6
Goodwill	9,387.1	9,747.8
Deferred income tax benefit	628.1	572.2
Other assets	445.0	212.4
Total assets	$31,053.5	$32,734.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,511.3	$1,617.0
Short-term borrowings	—	1.9
Income taxes payable	153.2	121.5
Current portion of long-term debt and other long-term obligations	605.3	699.8
Other current liabilities	2,375.2	2,147.6
Total current liabilities	4,645.0	4,587.8
Long-term debt	12,460.5	13,161.2
Deferred income tax liability	1,557.0	1,722.0
Other long-term obligations	927.6	1,096.8
Total liabilities	19,590.1	20,567.8
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 540,739,501 and 539,289,665 as of September 30, 2019 and December 31, 2018	6.1	6.0
Additional paid-in capital	8,637.6	8,591.4
Retained earnings	6,010.6	6,010.7
Accumulated other comprehensive loss	(2,191.2)	(1,441.3)
	12,463.1	13,166.8
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 and 23,490,867 as of September 30, 2019 and December 31, 2018	999.7	999.7
Total equity	11,463.4	12,167.1
Total liabilities and equity	$31,053.5	$32,734.9

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8
Net earnings	—	—	—	189.8	—	—	—	189.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(649.5)	(649.5)
Issuance of restricted stock and stock options exercised, net	279,505	—	4.2	—	—	—	—	4.2
Taxes related to the net share settlement of equity awards	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16.1	—	—	—	—	16.1
Balance at September 30, 2019	540,739,501	$6.1	$8,637.6	$6,010.6	24,598,074	$(999.7)	$(2,191.2)	$11,463.4

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(3.7)	—	—	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(746.3)	(746.3)
Issuance of restricted stock and stock options exercised, net	1,449,836	0.1	8.1	—	—	—	—	8.2
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	(12.8)
Share-based compensation expense	—	—	50.9	—	—	—	—	50.9
Cancellation of restricted stock	—	—	—	—	1,107,207	—	—	—
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at September 30, 2019	540,739,501	$6.1	$8,637.6	$6,010.6	24,598,074	$(999.7)	$(2,191.2)	$11,463.4

See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2018	539,010,910	$6.0	$8,612.6	$5,782.5	23,490,867	$(999.7)	$(1,199.3)	$12,202.1
Net earnings	—	—	—	176.7	—	—	—	176.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(291.6)	(291.6)
Issuance of restricted stock and stock options exercised, net	93,194	—	1.7	—	—	—	—	1.7
Taxes related to the net share settlement of equity awards	—	—	(0.1)	—	—	—	—	(0.1)
Share-based compensation income	—	—	(29.2)	—	—	—	—	(29.2)
Balance at September 30, 2018	539,104,104	$6.0	$8,585.0	$5,959.2	23,490,867	$(999.7)	$(1,490.9)	$12,059.6

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$13,307.6
Net earnings	—	—	—	301.3	—	—	—	301.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,122.2)	(1,122.2)
Issuance of restricted stock and stock options exercised, net	1,201,678	—	15.4	—	—	—	—	15.4
Taxes related to the net share settlement of equity awards	—	—	(8.1)	—	—	—	—	(8.1)
Share-based compensation income	—	—	(8.6)	—	—	—	—	(8.6)
Ordinary share repurchase	—	—	—	—	9,795,616	(432.0)	—	(432.0)
Cumulative effect of the adoption of new accounting standards	—	—	—	13.7	—	—	(7.5)	6.2
Other	—	—	0.3	(0.3)	—	—	—	—
Balance at September 30, 2018	539,104,104	$6.0	$8,585.0	$5,959.2	23,490,867	$(999.7)	$(1,490.9)	$12,059.6

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(3.7)	$301.3
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,471.6	1,501.0
Share-based compensation expense (income)	50.9	(8.6)
Deferred income tax benefit	(158.0)	(149.9)
Loss from equity method investments	43.6	58.6
Other non-cash items	124.2	238.3
Litigation settlements and other contingencies, net	13.5	(40.9)
Changes in operating assets and liabilities:
Accounts receivable	(20.7)	262.2
Inventories	(477.6)	(425.5)
Accounts payable	(83.2)	(14.1)
Income taxes	(60.2)	(97.4)
Other operating assets and liabilities, net	216.6	80.6
Net cash provided by operating activities	1,117.0	1,705.6
Cash flows from investing activities:
Cash paid for acquisitions, net	(148.7)	(307.1)
Capital expenditures	(139.6)	(137.4)
Purchase of available for sale securities and other investments	(19.5)	(49.4)
Proceeds from the sale of marketable securities	19.1	72.1
Payments for product rights and other, net	(146.5)	(613.0)
Proceeds from the sale of assets	24.3	—
Net cash used in investing activities	(410.9)	(1,034.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	6.4	2,577.7
Payments of long-term debt	(657.1)	(2,598.6)
Purchase of ordinary shares	—	(432.0)
Change in short-term borrowings, net	(1.9)	(45.9)
Taxes paid related to net share settlement of equity awards	(8.4)	(10.1)
Contingent consideration payments	(47.8)	(0.2)
Payments of financing fees	(2.7)	(20.8)
Proceeds from exercise of stock options	8.0	15.6
Other items, net	(1.1)	(0.4)
Net cash used in financing activities	(704.6)	(514.7)
Effect on cash of changes in exchange rates	(16.4)	(22.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14.9)	133.2
Cash, cash equivalents and restricted cash — beginning of period	389.3	369.9
Cash, cash equivalents and restricted cash — end of period	$374.4	$503.1

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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Revenue Recognition and Accounts Receivable
The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash).
Wholesaler and distributor inventory levels of our products can fluctuate throughout the year due to the seasonality of certain products, the timing of product demand and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received from licenses of intellectual property is recorded as other revenues. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenue in the condensed consolidated statements of operations.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and nine months ended September 30, 2019 and 2018, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended September 30, 2019
Central Nervous System & Anesthesia	$155.5	$214.3	$87.0	$456.8
Infectious Disease	28.7	179.0	270.3	478.0
Respiratory & Allergy	308.5	98.2	66.6	473.3
Cardiovascular	63.3	126.2	41.3	230.8
Gastroenterology	30.0	147.9	95.9	273.8
Diabetes & Metabolism	91.3	68.9	34.2	194.4
Dermatology	38.2	75.8	29.3	143.3
Women’s Healthcare	100.4	60.5	26.1	187.0
Oncology	196.1	22.0	42.8	260.9
Immunology	12.3	20.3	10.3	42.9
Other (1)	64.3	32.8	89.9	187.0
Total	$1,088.6	$1,045.9	$793.7	$2,928.2

Nine Months Ended September 30, 2019
Central Nervous System & Anesthesia	$426.4	$619.3	$243.9	$1,289.6
Infectious Disease	77.3	299.7	783.0	1,160.0
Respiratory & Allergy	805.3	327.9	166.5	1,299.7
Cardiovascular	159.1	358.6	116.1	633.8
Gastroenterology	94.9	434.9	276.3	806.1
Diabetes & Metabolism	326.1	208.0	110.4	644.5
Dermatology	77.6	217.7	70.7	366.0
Women’s Healthcare	269.5	165.3	65.4	500.2
Oncology	567.8	59.9	107.0	734.7
Immunology	31.4	41.3	27.6	100.3
Other (1)	199.6	198.1	274.4	672.1
Total	$3,035.0	$2,930.7	$2,241.3	$8,207.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended September 30, 2018
Central Nervous System & Anesthesia	$154.7	$219.6	$92.4	$466.7
Infectious Disease	63.1	157.8	223.2	444.1
Respiratory & Allergy	161.8	94.8	47.4	304.0
Cardiovascular	95.9	147.3	40.9	284.1
Gastroenterology	24.5	150.0	91.1	265.6
Diabetes & Metabolism	94.9	73.9	43.8	212.6
Dermatology	86.7	62.8	18.0	167.5
Women’s Healthcare	83.1	61.3	28.1	172.5
Oncology	171.0	18.2	31.9	221.1
Immunology	8.0	2.3	10.0	20.3
Other (1)	68.6	53.3	146.9	268.8
Total	$1,012.3	$1,041.3	$773.7	$2,827.3

Nine Months Ended September 30, 2018
Central Nervous System & Anesthesia	$554.2	$665.7	$251.7	$1,471.6
Infectious Disease	172.1	280.5	643.8	1,096.4
Respiratory & Allergy	457.3	351.8	147.7	956.8
Cardiovascular	262.4	443.2	126.6	832.2
Gastroenterology	102.5	448.3	249.3	800.1
Diabetes & Metabolism	318.6	227.9	102.1	648.6
Dermatology	265.7	217.4	70.1	553.2
Women’s Healthcare	261.4	198.1	69.5	529.0
Oncology	382.5	55.4	95.6	533.5
Immunology	36.1	7.3	29.1	72.5
Other (1)	185.6	174.7	379.0	739.3
Total	$2,998.4	$3,070.3	$2,164.5	$8,233.2
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Gross sales	$5,051.5	$4,861.4	$13,841.0	$14,419.0
Gross to net adjustments:
Chargebacks	(913.5)	(835.7)	(2,368.8)	(2,524.2)
Rebates, promotional programs and other sales allowances	(979.2)	(1,025.6)	(2,709.9)	(3,144.2)
Returns	(82.3)	(59.4)	(203.3)	(160.5)
Governmental rebate programs	(148.3)	(113.4)	(352.0)	(356.9)
Total gross to net adjustments	$(2,123.3)	$(2,034.1)	$(5,634.0)	$(6,185.8)
Net sales	$2,928.2	$2,827.3	$8,207.0	$8,233.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2019. Such allowances were comprised of the following at September 30, 2019 and December 31, 2018, respectively:

(In millions)	September 30, 2019	December 31, 2018
Accounts receivable, net	$1,539.4	$1,715.6
Other current liabilities	720.3	626.7
Total	$2,259.7	$2,342.3
Accounts receivable, net was comprised of the following at September 30, 2019 and December 31, 2018, respectively:

(In millions)	September 30, 2019	December 31, 2018
Trade receivables, net	$2,546.6	$2,416.5
Other receivables	401.4	464.5
Accounts receivable, net	$2,948.0	$2,881.0

Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”) and a $200 million note securitization facility (the “Note Securitization Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $414.2 million and $322.0 million of securitized accounts receivable at September 30, 2019 and December 31, 2018, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We elected to apply the available package of transitional practical expedients which permitted us not to reassess under the new standard our prior conclusions regarding lease identification, lease classification and initial direct costs. We have also elected to apply the short-term lease recognition exemption which means we will not recognize ROU assets or lease liabilities for leases that qualify both at transition and on a go-forward basis. In addition, we have elected to apply the practical expedient to not separate lease and non-lease components for our leases except for those related to certain limited supply arrangements. The Company has determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Topic 840. Refer to Note 8 Leases for additional information.
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
Accounting Standards Issued Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods therein. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

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
Upjohn Agreement
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra, as well as certain generic medicines.
Prior to the Combination and pursuant to a Separation and Distribution Agreement (the “Separation Agreement”), dated as of July 29, 2019, between Pfizer and Newco, Pfizer will, among other things, transfer to Newco substantially all of the assets and liabilities comprising the Upjohn Business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer stockholders all of the issued and outstanding shares of Newco (the “Distribution”). When the Distribution and Combination are completed, Pfizer stockholders as of the record date of the Distribution will own 57% of the outstanding shares of Newco common stock, and Mylan shareholders as of immediately before the Combination will own 43% of the outstanding shares of Newco common stock, in each case on a fully diluted basis. Newco will make a cash payment to Pfizer equal to $12 billion, to be funded with the proceeds of debt to be incurred by Newco in connection with the foregoing transactions, as partial consideration for the contribution of the Upjohn Business from Pfizer to Newco.
Newco has obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. If Newco obtains additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge loan is subject to customary terms and conditions including a financial covenant.
            The consummation of the Combination is subject to various customary closing conditions, including (i) approval of the Combination by the Company's ordinary shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of antitrust approvals in various countries, (iii) completion of the Separation (including the payment of $12 billion of cash by Newco to Pfizer) and the Distribution in accordance with the terms of the Separation Agreement, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, and (v) the absence of any law or order from any court or governmental authority (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) restraining, enjoining or prohibiting the transaction.
Other Transactions
During the three months ended September 30, 2019, the Company completed three development agreements to acquire certain intellectual property rights for products that were in the development stage. The agreements include additional development and commercial milestones. During the three and nine months ended September 30, 2019, the Company recorded expense of approximately $30.5 million as a component of research and development (“R&D”) expense related to non-refundable upfront payments for these agreements.
As previously disclosed, on August 31, 2018, the Company completed an agreement (the “purchase agreement”) with certain subsidiaries of Novartis AG (“Novartis”) to purchase the worldwide rights to their global cystic fibrosis products

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

consisting of the TOBI Podhaler® and TOBI® solution. Under the terms of the purchase agreement, Novartis will receive fixed consideration of $463.0 million, which consists of $240.0 million which was paid at closing, $130.0 million which was paid in August 2019 and a deferred payment of $93.0 million due in August 2020. The Company also entered into a supply agreement with Novartis to purchase the products for up to three years from the date of closing and initially recorded a liability of approximately $91.8 million related to supply obligations. Additionally, Novartis was also eligible to receive a contingent payment of up to $20.0 million if the Company did not acquire the Facility (as defined below), which the Company accrued for at closing. The Company originally accounted for this transaction as an asset acquisition since the exercise of the option agreement (described below) was not deemed probable at the time of the closing of the purchase agreement and accordingly recognized an intangible asset for the product rights of $574.8 million on the closing date of the purchase agreement.
In conjunction with the purchase agreement, Mylan and Novartis entered into an option agreement pursuant to which Novartis granted Mylan an exclusive option to acquire certain equipment and employees relating to the Novartis TOBI Podhaler® production facility in San Carlos, California (the “Facility”). The option also includes the transfer of certain agreements to Mylan. On May 28, 2019, Mylan notified Novartis of its election to exercise the purchase option. As a result of the option exercise, Novartis is no longer eligible to receive the contingent payment and during the second quarter of 2019 the Company reversed the accrual for the $20.0 million contingent payment with the offset being a reduction in the value of the intangible asset.
This transaction closed in the third quarter of 2019, and the Company paid Novartis $10.0 million for the Facility. In addition, the Company will receive reimbursement from Novartis for certain restructuring and other costs at the Facility and will purchase the remaining inventory at closing. As a result of the option exercise and the acquisition of the Facility, the Company has accounted for these transactions as a single transaction and revised its accounting to an acquisition of a business under ASC Topic 805 Business Combinations.
The preliminary allocation of the $481.9 million purchase price to the assets acquired and liabilities assumed for this business is as follows:

(In millions)
Current assets	$29.2
Property, plant and equipment	30.0
Intangible and other noncurrent assets	496.7
Total assets acquired	555.9

Current liabilities	(54.0)
Long-term debt and other noncurrent obligations	(20.0)
Net assets acquired	$481.9

The identified intangible assets are comprised of product rights with a weighted average useful life of ten years. The impact of the revised accounting included a reduction of approximately $100.0 million in value of the intangible assets and liabilities related to an unfavorable supply contract and the contingent payment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The preliminary fair value estimates for assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the estimated fair value of intangible assets and deferred income taxes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and nine months ended September 30, 2019 and 2018.
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
On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which, Revance has agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the Biosimilar Initial Advisory Meeting (BIAM) with the U.S. Food and Drug Administration (“FDA”). In accordance with the Amendment, the Company is required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables, and the Company has agreed to make a payment to Revance in the amount of $5.0 million for the Amendment, which was expensed as a component of R&D expense during the three months ended September 30, 2019. All other terms of the Revance Collaboration Agreement remain unchanged.
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
On February 22, 2018, the Company in-licensed European rights to Hulio™, a biosimilar to AbbVie Inc.'s (“AbbVie”) Humira® (adalimumab), including a sub-license to certain of AbbVie’s European patents, from FKB. On February 27, 2019, the Company updated its arrangements with FKB for the commercialization of Hulio™. Under the updated arrangements, Mylan has in-licensed exclusive global commercialization rights for Hulio™. The Company accounted for this transaction as an asset acquisition of IPR&D and a net non-contingent amount due to FKB of approximately $23.3 million was expensed as a component of R&D expense during the nine months ended September 30, 2019.
On December 1, 2018, the Company and certain subsidiaries of Aspen Pharmacare Holdings Limited entered into an agreement for Mylan to distribute a portfolio of prescription and over-the-counter (“OTC”) products in Australia and New Zealand. The agreement included an option for Mylan to purchase the rights to the portfolio. In March 2019, the Company exercised the option, and acquired the product rights in the second quarter of 2019 for approximately $130.9 million. The purchase consideration of approximately $130.9 million includes a payment made at closing of approximately $64.3 million and amounts payable in 2020 totaling approximately $66.6 million.
The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of approximately $130.9 million. The intangible asset is being amortized over a useful life of five years.
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to FDA approval, commercialization of Revefenacin. During the second quarter of 2019, the Company and Theravance Biopharma announced the expansion of this agreement to include China and certain adjacent territories (the “Territory”). Revefenacin, marketed as Yupelri® in the U.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

S., is a long-acting muscarinic antagonist, which is the first and only once-daily, nebulized bronchodilator approved for the treatment of chronic obstructive pulmonary disease in the U.S. and is currently under development in the Territory. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment of $18.5 million was expensed as a component of R&D expense.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	764,964	26.72
Exercised	(575,950)	14.37
Forfeited	(595,612)	39.88
Outstanding at September 30, 2019	6,408,680	$37.13
Vested and expected to vest at September 30, 2019	6,207,680	$37.18
Exercisable at September 30, 2019	4,826,416	$38.07

As of September 30, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.5 years, 5.4 years and 4.4 years, respectively. Also, at September 30, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.2 million, $0.1 million and $0.1 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of September 30, 2019 and the changes during the nine months ended September 30, 2019 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2018	6,393,081	$40.75
Granted	2,293,200	27.41
Released	(1,432,837)	43.60
Forfeited	(3,102,811)	38.07
Nonvested at September 30, 2019	4,150,633	$34.43

As of September 30, 2019, the Company had $91.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.6 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2019 and 2018 was $37.9 million and $42.8 million, respectively.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contained a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017, subject to the same performance condition. The performance condition was not achieved by December 31, 2018 and approximately 2.6 million Awards outstanding under the 2014 Program were canceled in the first quarter of 2019, and approximately 1.1 million ordinary shares of restricted stock were canceled and returned to treasury stock in the second quarter of 2019. There was no impact to share based compensation expense during the three and nine months ended September 30, 2019 as all of the cumulative expense related to the Awards was reversed during the year ended December 31, 2018.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Service cost	$5.3	$5.0	$15.9	$15.1
Interest cost	3.8	3.6	11.5	10.9
Expected return on plan assets	(3.0)	(3.6)	(9.1)	(10.9)
Amortization of prior service costs	0.3	0.1	0.8	0.3
Recognized net actuarial (gains) losses	(0.2)	0.1	(0.6)	0.1
Net periodic benefit cost	$6.2	$5.2	$18.5	$15.5

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$358.9	$388.1	$449.2
Restricted cash, included in prepaid expenses and other current assets	15.5	1.2	53.9
Cash, cash equivalents and restricted cash	$374.4	$389.3	$503.1

Inventories

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$983.3	$955.7
Work in process	430.5	369.9
Finished goods	1,349.7	1,254.6
Inventories	$2,763.5	$2,580.2

Prepaid and other current assets

(In millions)	September 30, 2019	December 31, 2018
Prepaid expenses	$153.7	$130.6
Restricted cash	15.5	1.2
Available-for-sale fixed income securities	26.8	25.0
Fair value of financial instruments	58.2	33.8
Equity securities	36.7	32.5
Other current assets	283.8	295.3
Prepaid expenses and other current assets	$574.7	$518.4

Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2019	December 31, 2018
Machinery and equipment	$2,465.1	$2,421.2
Buildings and improvements	1,185.1	1,182.3
Construction in progress	277.0	239.7
Land and improvements	124.1	131.3
Gross property, plant and equipment	4,051.3	3,974.5
Accumulated depreciation	1,927.4	1,804.3
Property, plant and equipment, net	$2,123.9	$2,170.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other assets

(In millions)	September 30, 2019	December 31, 2018
Equity method investments, clean energy investments	$106.6	$138.7
Operating lease right-of-use assets	258.9	—
Other long-term assets	79.5	73.7
Other assets	$445.0	$212.4

Accounts payable

(In millions)	September 30, 2019	December 31, 2018
Trade accounts payable	$1,083.2	$1,123.2
Other payables	428.1	493.8
Accounts payable	$1,511.3	$1,617.0

Other current liabilities

(In millions)	September 30, 2019	December 31, 2018
Accrued sales allowances	$720.3	$626.7
Legal and professional accruals, including litigation accruals	164.6	128.1
Payroll and employee benefit liabilities	418.7	399.7
Contingent consideration	121.5	158.3
Accrued interest	184.6	62.4
Restructuring	33.6	62.3
Equity method investments, clean energy investments	47.2	45.1
Fair value of financial instruments	25.3	29.4
Operating lease liability	76.4	—
Other	583.0	635.6
Other current liabilities	$2,375.2	$2,147.6

In the fourth quarter of 2018, the Company announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an impurity, N-nitrosodiethylamine contained in the active pharmaceutical ingredient Valsartan, USP, manufactured by Mylan India. The impact of this recall on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 was approximately $1.0 million and $21.0 million, respectively, primarily related to recall costs and inventory reserves. Depending on the scope of regulatory actions, and severity of the impurity, the Company may face additional loss of revenues and profits and incur contractual or other litigation costs. There can be no assurance that future costs related to the recall will not exceed amounts recorded.
Other long-term obligations

(In millions)	September 30, 2019	December 31, 2018
Employee benefit liabilities	$383.4	$397.7
Contingent consideration	137.3	197.0
Equity method investments, clean energy investments	66.6	100.3
Tax related items, including contingencies	75.2	162.1
Operating lease liability	181.3	—
Other	83.8	239.7
Other long-term obligations	$927.6	$1,096.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Leases
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
As of September 30, 2019, the Company recognized an ROU asset of $258.9 million and a total lease liability of $257.7 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations on the condensed consolidated balance sheet. Refer to Note 7 Balance Sheet Components for additional information. Operating lease costs for the three and nine months ended September 30, 2019 were approximately $21.1 million and $67.7 million, respectively, and are classified primarily as selling, general and administrative expenses and cost of sales.
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
Other information related to leases was as follows:

As of September 30, 2019
Remaining lease terms	1 year to 25 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.0%

As of September 30, 2019, we have additional operating leases, primarily for production and distribution facilities, that have not yet commenced totaling approximately $28.2 million. These leases are expected to commence in 2019 through 2021 and have lease terms of 5 years to 12 years.
As of September 30, 2019, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$18.3
2020	69.6
2021	55.4
2022	37.5
2023	25.6
2024	21.7
Thereafter	65.0
$293.1

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
During the third quarter of 2018, the Company and a project sponsor agreed to terminate two previous investments. Under the termination agreements, the Company returned its ownership interest in the projects to the sponsor and in exchange the Company had no further obligations with respect to the notes payable for these projects.
Also, during the third quarter of 2018, the Company entered into amended agreements related to the three remaining investments. These amendments effectively reduce the amount of expected future variable debt payments to the respective project sponsor.
As a result of these transactions, during the third quarter of 2018, the Company impaired its investment balance and other assets by approximately $39 million and reduced the related long-term obligations for these investments by approximately $40 million resulting in a net gain of approximately $1 million, which was recognized as a component of the net loss of the equity method investments in the condensed consolidated statements of operations.
During the third quarter of 2019, the Company reduced its long-term obligations for its three remaining investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $7 million, which was recognized as a component of the net loss of the equity method investments in the condensed consolidated statements of operations.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Total revenues	$101.6	$128.6	$274.1	$376.8
Gross loss	(1.1)	(1.3)	(3.1)	(20.0)
Operating and non-operating expense	5.2	5.9	14.3	16.5
Net loss	$(6.3)	$(7.2)	$(17.4)	$(36.5)

The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended September 30, 2019 and 2018, the Company recognized net losses from equity method investments of $10.4 million and $12.6 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized net losses from equity method investments of $43.6 million and $58.6 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Earnings (Loss) per Ordinary Share
Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings (loss) per ordinary share is computed by dividing net earnings (loss) by the weighted average number of ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
Basic and diluted earnings (loss) per ordinary share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Basic earnings (loss) (numerator):
Net earnings (loss)	$189.8	$176.7	$(3.7)	$301.3
Shares (denominator):
Weighted average ordinary shares outstanding	516.0	514.5	515.5	514.4
Basic earnings (loss) per ordinary share	$0.37	$0.34	$(0.01)	$0.59

Diluted earnings (loss) (numerator):
Net earnings (loss)	$189.8	$176.7	$(3.7)	$301.3
Shares (denominator):
Weighted average ordinary shares outstanding	516.0	514.5	515.5	514.4
Share-based awards	0.2	2.0	—	2.1
Total dilutive shares outstanding	516.2	516.5	515.5	516.5
Net earnings (loss) per diluted ordinary share	$0.37	$0.34	$(0.01)	$0.58

Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2019 and 2018, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2019 include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 10.0 million shares and 9.9 million shares for the three and nine months ended September 30, 2019, respectively and 9.3 million shares and 8.9 million shares for the three and nine months ended September 30, 2018, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2018:
Goodwill	$3,892.9	$4,657.4	$1,582.5	$10,132.8
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,507.9	4,657.4	1,582.5	9,747.8
Reclassifications (1)	(165.7)	25.2	140.5	—
Foreign currency translation	(59.6)	(283.9)	(17.2)	(360.7)
	$3,282.6	$4,398.7	$1,705.8	$9,387.1
Balance at September 30, 2019:
Goodwill	$3,667.6	$4,398.7	$1,705.8	$9,772.1
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,282.6	$4,398.7	$1,705.8	$9,387.1

____________

(1)	The reclassification between segments realigns certain prior period foreign currency translation amounts to conform to current year presentation.
Intangible assets consist of the following components at September 30, 2019 and December 31, 2018:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2019
Product rights, licenses and other (1)	15	$19,726.8	$8,141.4	$11,585.4
In-process research and development		238.9	—	238.9
		$19,965.7	$8,141.4	$11,824.3
December 31, 2018
Product rights, licenses and other (1)	15	$20,264.1	$7,225.1	$13,039.0
In-process research and development		625.6	—	625.6
		$20,889.7	$7,225.1	$13,664.6
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of the WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP) and the commercial launch occurred in February 2019. The Company reclassified the IPR&D asset of $347.2 million to product rights during the nine months ended September 30, 2019 and is amortizing the asset over its estimated useful life.
As of September 30, 2019, the Company has a related contingent consideration liability of $240.0 million. During the nine months ended September 30, 2019, the Company made $79.0 million in milestone payments. The Company performed an analysis and valuation of the contingent consideration liability using a discounted cash flow model. The model contains certain key assumptions including: market share, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company recorded fair value adjustments of $28.9 million during the nine months ended September 30, 2019 to reduce the contingent consideration liability.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

There was no adjustment required in the three months ended September 30, 2019. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 Financial Instruments and Risk Management. Market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amount recorded for contingent consideration.
During the three and nine months ended September 30, 2019, the Company recognized impairment charges of $1.9 million and $71.8 million, respectively, which have been recorded as a component of amortization expense. The impairment charges recognized during the nine months ended September 30, 2019 primarily relate to the impairment of certain finite-lived and IPR&D intangible assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. The impairment charges resulted from the Company’s updated estimate of the fair value of certain assets, which were based upon revised forecasts and future development plans. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 12 Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these assets and could result in additional future impairment charges.
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
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $900.0 million or 7.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2018 annual impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2019, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 6.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 24.0%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Intangible asset amortization expense	$405.6	$412.2	$1,210.3	$1,191.9
IPR&D intangible asset impairment charges	—	15.5	29.5	87.5
Finite-lived intangible asset impairment charges	1.9	—	42.3	—
Total intangible asset amortization expense (including impairment charges)	$407.5	$427.7	$1,282.1	$1,279.4

Intangible asset amortization expense over the remainder of 2019 and for the years ended December 31, 2020 through 2023 is estimated to be as follows (excludes the potential impact of the Upjohn transaction):

(In millions)
2019	$368
2020	1,410
2021	1,333
2022	1,265
2023	1,104

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	September 30, 2019	December 31, 2018
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€3,500.0	€2,354.0	€2,354.0
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
The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$27.9	Prepaid expenses and other current assets	$3.6
Foreign currency forward contracts	Prepaid expenses and other current assets	4.0	Prepaid expenses and other current assets	—
Total		$31.9		$3.6

	Liability Derivatives
	September 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	12.1
Total		$—		$12.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$26.3	Prepaid expenses and other current assets	$30.2
Total		$26.3		$30.2

	Liability Derivatives
	September 30, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$25.3	Other current liabilities	$17.3
Total		$25.3		$17.3

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Interest rate swaps	Interest expense	$3.3	$(5.0)	$24.3	$(27.3)
Total		$3.3	$(5.0)	$24.3	$(27.3)

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
2023 Senior Notes (3.125% coupon)	Interest expense	$(3.3)	$5.0	$(24.3)	$27.3
Total		$(3.3)	$5.0	$(24.3)	$27.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Foreign currency forward contracts	$(8.4)	$(33.9)	$10.9	$(87.7)
Total	$(8.4)	$(33.9)	$10.9	$(87.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Foreign currency borrowings and forward contracts	$106.2	$17.9	$126.9	$77.7
Total	$106.2	$17.9	$126.9	$77.7

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2019	2018	2019	2018
Foreign currency forward contracts	Net sales	$0.4	$0.9	$(1.2)	$8.1
Interest rate swaps	Interest expense	(1.8)	(1.9)	(5.4)	(5.7)
Total		$(1.4)	$(1.0)	$(6.6)	$2.4
At September 30, 2019, the Company expects that approximately $35.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2019	2018	2019	2018
Foreign currency option and forward contracts	Other expense, net	$15.5	$(25.1)	$(12.0)	$2.5
Total		$15.5	$(25.1)	$(12.0)	$2.5

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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$37.4	$—	$—	$37.4
Total cash equivalents	37.4	—	—	37.4
Equity securities:
Exchange traded funds	36.0	—	—	36.0
Marketable securities	0.7	—	—	0.7
Total equity securities	36.7	—	—	36.7
Available-for-sale fixed income investments:
Corporate bonds	—	11.3	—	11.3
U.S. Treasuries	—	10.0	—	10.0
Agency mortgage-backed securities	—	2.2	—	2.2
Asset backed securities	—	2.4	—	2.4
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	30.3	—	30.3
Interest rate swap derivative assets	—	27.9	—	27.9
Total assets at recurring fair value measurement	$74.1	$85.0	$—	$159.1
Financial Liabilities
Foreign exchange derivative liabilities	—	25.3	—	25.3
Contingent consideration	—	—	258.8	258.8
Total liabilities at recurring fair value measurement	$—	$25.3	$258.8	$284.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$71.0	$—	$—	$71.0
Total cash equivalents	71.0	—	—	71.0
Equity securities:
Exchange traded funds	31.7	—	—	31.7
Marketable securities	0.8	—	—	0.8
Total equity securities	32.5	—	—	32.5
Available-for-sale fixed income investments:
Corporate bonds	—	9.9	—	9.9
U.S. Treasuries	—	9.4	—	9.4
Agency mortgage-backed securities	—	1.6	—	1.6
Asset backed securities	—	3.2	—	3.2
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	25.0	—	25.0
Foreign exchange derivative assets	—	30.2	—	30.2
Interest rate swap derivative assets	—	3.6	—	3.6
Total assets at recurring fair value measurement	$103.5	$58.8	$—	$162.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$29.4	$—	$29.4
Contingent consideration	—	—	355.3	355.3
Total liabilities at recurring fair value measurement	$—	$29.4	$355.3	$384.7

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory delivery platform, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. When valuing the contingent consideration related to the respiratory delivery platform, the value of the obligations is derived from a probability assessment based on expectations of when certain milestones or profit share payments occur which are discounted using a market rate of return. At September 30, 2019 and December 31, 2018, a discount rate of 11.0% was utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2018 to September 30, 2019 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2018	$158.3	$197.0	$355.3
Payments	(79.0)	—	(79.0)
Reclassifications	38.7	(38.7)	—
Accretion	—	11.4	11.4
Fair value loss (gain) (3)	3.5	(32.4)	(28.9)
Balance at September 30, 2019	$121.5	$137.3	$258.8
____________

(1)	Included in other current liabilities in the condensed consolidated balance sheets.

(2)	Included in other long-term obligations in the condensed consolidated balance sheets.

(3)	Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

13.	Debt
Short-Term Borrowings

(In millions)	September 30, 2019	December 31, 2018
Commercial paper notes	$—	$—
Other	—	1.9
Short-term borrowings	$—	$1.9
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Note Securitization Facility
On April 25, 2019, the Company entered into the Note Securitization Facility for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of September 30, 2019	September 30, 2019	December 31, 2018
Current portion of long-term debt:
2016 Term Facility (a) **	3.705%	$—	$100.0
2019 Senior Notes **	2.500%	—	549.9
2020 Floating Rate Euro Notes (b) **		544.9	—
Other		10.1	6.2
Deferred financing fees		(0.5)	(0.9)
Current portion of long-term debt		$554.5	$655.2

Non-current portion of long-term debt:
2020 Floating Rate Euro Notes (b) **		$—	$573.3
2020 Euro Senior Notes **	1.250%	816.3	858.1
2020 Senior Notes **	3.750%	500.0	499.9
2021 Senior Notes **	3.150%	2,249.1	2,248.7
2023 Senior Notes *	3.125%	777.4	752.9
2023 Senior Notes *	4.200%	499.1	498.9
2024 Euro Senior Notes **	2.250%	1,087.9	1,144.2
2025 Euro Senior Notes *	2.125%	543.8	572.0
2026 Senior Notes **	3.950%	2,237.7	2,236.5
2028 Euro Senior Notes **	3.125%	810.8	852.5
2028 Senior Notes *	4.550%	748.4	748.2
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.7	747.6
Other		9.1	5.1
Deferred financing fees		(63.8)	(73.7)
Long-term debt		$12,460.5	$13,161.2
____________

(a)	The 2016 Term Facility bears interest at LIBOR plus a base rate, which margins can fluctuate based on the Company’s credit ratings.

(b)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 9 Debt in Mylan N.V.’s 2018 Form 10-K.
2016 Revolving Facility, 2018 Revolving Facility and 2016 Term Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent (the “2016 Term Facility”).

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company repaid the remaining $100.0 million outstanding under the 2016 Term Facility during the three months ended September 30, 2019. On July 27, 2018, the Company entered into a revolving credit facility among Mylan Inc., as borrower, the Company, as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, which replaced the 2016 Revolving Facility on substantially identical terms to the 2016 Revolving Facility and pursuant to which Mylan Inc. may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2018 Revolving Facility”).
The Company’s 2018 Revolving Facility contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2018 Revolving Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. The Revolving Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at September 30, 2019 and expects to remain in compliance for the next twelve months.
Fair Value
At September 30, 2019 and December 31, 2018, the aggregate fair value of the Company’s outstanding notes was approximately $13.6 billion and $13.1 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules of similar debt issues, the fair value of the Company’s 2016 Term Facility determined based on Level 2 inputs, approximates its carrying value at December 31, 2018.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2019 were as follows for each of the periods ending December 31:

(In millions)	Total
2019	$—
2020	1,862
2021	2,250
2022	—
2023	1,250
Thereafter	7,702
Total	$13,064

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

14.	Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2019	December 31, 2018
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.8	$—
Net unrecognized gains and prior service cost related to defined benefit plans, net of tax	1.3	1.7
Net unrecognized losses on derivatives in cash flow hedging relationships, net of tax	(39.6)	(53.1)
Net unrecognized losses on derivatives in net investment hedging relationships, net of tax	(3.9)	(130.9)
Foreign currency translation adjustment	(2,149.8)	(1,259.0)
	$(2,191.2)	$(1,441.3)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)
Other comprehensive (loss) earnings before reclassifications, before tax			(12.0)	111.8	0.1	(0.8)	(748.9)	(649.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.4)		(0.4)					(0.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in selling, general and administrative expense (“SG&A”)						0.3		0.3
Amortization of actuarial gain included in SG&A						(0.2)		(0.2)
Net other comprehensive (loss) earnings, before tax			(10.6)	111.8	0.1	(0.7)	(748.9)	(648.3)
Income tax (benefit) provision			(4.0)	5.5	—	(0.3)	—	1.2
Balance at September 30, 2019, net of tax			$(39.6)	$(3.9)	$0.8	$1.3	$(2,149.8)	$(2,191.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			18.2	133.6	0.7	(0.7)	(890.8)	(739.0)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.2		1.2					1.2
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.4	5.4					5.4
Amortization of prior service costs included in SG&A						0.8		0.8
Amortization of actuarial gain included in SG&A						(0.6)		(0.6)
Net other comprehensive earnings (loss), before tax			24.8	133.6	0.7	(0.5)	(890.8)	(732.2)
Income tax provision (benefit)			7.9	6.6	(0.1)	(0.3)	—	14.1
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at September 30, 2019, net of tax			$(39.6)	$(3.9)	$0.8	$1.3	$(2,149.8)	$(2,191.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2018, net of tax			$(63.0)	$(180.0)	$—	$4.3	$(960.6)	$(1,199.3)
Other comprehensive (loss) earnings before reclassifications, before tax			(52.9)	18.8	—	(7.0)	(270.8)	(311.9)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.9)		(0.9)					(0.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(51.9)	18.8	—	(6.8)	(270.8)	(310.7)
Income tax (benefit) provision			(18.0)	0.9	—	(2.0)	—	(19.1)
Balance at September 30, 2018, net of tax			$(96.9)	$(162.1)	$—	$(0.5)	$(1,231.4)	$(1,490.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(143.7)	78.7	(0.1)	(8.7)	(1,097.6)	(1,171.4)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.1)		(8.1)					(8.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.7	5.7					5.7
Amortization of prior service costs included in SG&A						0.3		0.3
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive (loss) earnings, before tax			(146.1)	78.7	(0.1)	(8.3)	(1,097.6)	(1,173.4)
Income tax (benefit) provision			(50.4)	1.0	—	(1.8)	—	(51.2)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at September 30, 2018, net of tax			$(96.9)	$(162.1)	$—	$(0.5)	$(1,231.4)	$(1,490.9)

15.	Segment Information
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

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2019
Net sales	$1,088.6	$1,045.9	$793.7	$—	$2,928.2
Other revenue	17.6	3.8	12.1	—	33.5
Intersegment revenue	13.9	23.2	134.0	(171.1)	—
Total	$1,120.1	$1,072.9	$939.8	$(171.1)	$2,961.7

Segment profitability	$489.9	$325.1	$170.3	$—	$985.3

Intangible asset amortization expense					(405.6)
Intangible asset impairment charges					(1.9)
Globally managed research and development costs					(47.3)
Corporate costs and special items					(258.7)
Litigation settlements & other contingencies					51.9
Earnings from operations					$323.7

Nine Months Ended September 30, 2019
Net sales	$3,035.0	$2,930.7	$2,241.3	$—	$8,207.0
Other revenue	58.8	12.3	30.6	—	101.7
Intersegment revenue	64.6	66.3	382.1	(513.0)	—
Total	$3,158.4	$3,009.3	$2,654.0	$(513.0)	$8,308.7

Segment profitability	$1,342.3	$723.7	$435.2	$—	$2,501.2

Intangible asset amortization expense					(1,210.3)
Intangible asset impairment charges					(71.8)
Globally managed research and development costs					(167.8)
Corporate costs and special items					(638.4)
Litigation settlements & other contingencies					30.3
Earnings from operations					$443.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2018
Net sales	$1,012.3	$1,041.3	$773.7	$—	$2,827.3
Other revenue	20.9	7.4	6.8	—	35.1
Intersegment revenue	19.5	23.2	97.3	(140.0)	—
Total	$1,052.7	$1,071.9	$877.8	$(140.0)	$2,862.4

Segment profitability	$446.0	$310.5	$194.6	$—	$951.1

Intangible asset amortization expense					(412.2)
Intangible asset impairment charges					(15.5)
Globally managed research and development costs					(61.9)
Corporate costs and special items					(143.7)
Litigation settlements & other contingencies					20.4
Earnings from operations					$338.2

Nine Months Ended September 30, 2018
Net sales	$2,998.4	$3,070.3	$2,164.5	$—	$8,233.2
Other revenue	84.5	19.8	17.7	—	122.0
Intersegment revenue	55.5	74.2	287.1	(416.8)	—
Total	$3,138.4	$3,164.3	$2,469.3	$(416.8)	$8,355.2

Segment profitability	$1,281.3	$806.8	$475.2	$—	$2,563.3

Intangible asset amortization expense					(1,191.9)
Intangible asset impairment charges					(87.5)
Globally managed research and development costs					(213.6)
Corporate costs and special items					(448.1)
Litigation settlements & other contingencies					50.6
Earnings from operations					$672.8

16.	Subsidiary Guarantors
The following tables present unaudited condensed consolidating financial information for (a) Mylan N.V., the issuer of the 2.500% Senior Notes due 2019, 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 (collectively, the “Mylan N.V. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan Inc.; (b) Mylan Inc., the issuer of the 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 (collectively, the “Mylan Inc. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan N.V.; and (c) all other subsidiaries of the Company on a combined basis, none of which guarantee the Mylan N.V. Senior Notes or guarantee the Mylan Inc. Senior Notes (“Non-Guarantor Subsidiaries”). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
The following financial information presents the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2019 and 2018, the unaudited condensed consolidating statements of comprehensive earnings for the three and nine months ended September 30, 2019 and 2018, the unaudited condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018 and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018. This unaudited condensed consolidating

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$2,928.2	$—	$2,928.2
Other revenues	—	—	—	33.5	—	33.5
Total revenues	—	—	—	2,961.7	—	2,961.7
Cost of sales	—	—	—	1,889.3	—	1,889.3
Gross profit	—	—	—	1,072.4	—	1,072.4
Operating expenses:
Research and development	—	—	—	167.9	—	167.9
Selling, general and administrative	61.8	154.6	—	416.3	—	632.7
Litigation settlements and other contingencies, net	—	—	—	(51.9)	—	(51.9)
Total operating expenses	61.8	154.6	—	532.3	—	748.7
(Loss) Earnings from operations	(61.8)	(154.6)	—	540.1	—	323.7
Interest expense	78.1	43.8	—	7.0	—	128.9
Other (income) expense, net	(72.9)	(77.9)	—	159.8	—	9.0
(Loss) Earnings before income taxes	(67.0)	(120.5)	—	373.3	—	185.8
Income tax (benefit) provision	(8.0)	(27.7)	—	31.7	—	(4.0)
Earnings of equity interest subsidiaries	248.8	279.9	—	—	(528.7)	—
Net earnings	$189.8	$187.1	$—	$341.6	$(528.7)	$189.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$8,207.0	$—	$8,207.0
Other revenues	—	—	—	101.7	—	101.7
Total revenues	—	—	—	8,308.7	—	8,308.7
Cost of sales	—	—	—	5,498.5	—	5,498.5
Gross profit	—	—	—	2,810.2	—	2,810.2
Operating expenses:
Research and development	—	—	—	488.1	—	488.1
Selling, general and administrative	85.1	466.2	—	1,357.9	—	1,909.2
Litigation settlements and other contingencies, net	30.0	18.0	—	(78.3)	—	(30.3)
Total operating expenses	115.1	484.2	—	1,767.7	—	2,367.0
(Loss) Earnings from operations	(115.1)	(484.2)	—	1,042.5	—	443.2
Interest expense	240.6	131.0	—	19.7	—	391.3
Other (income) expense, net	(218.2)	(198.4)	—	449.3	—	32.7
(Loss) Earnings before income taxes	(137.5)	(416.8)	—	573.5	—	19.2
Income tax (benefit) provision	(21.8)	(24.1)	—	68.8	—	22.9
Earnings of equity interest subsidiaries	112.0	394.3	—	—	(506.3)	—
Net (loss) earnings	$(3.7)	$1.6	$—	$504.7	$(506.3)	$(3.7)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Three Months Ended September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$189.8	$187.1	$—	$341.6	$(528.7)	$189.8
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(748.9)	—	—	(748.9)	748.9	(748.9)
Change in unrecognized loss and prior service cost related to defined benefit plans	(0.7)	—	—	(0.7)	0.7	(0.7)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(10.6)	1.8	—	(12.4)	10.6	(10.6)
Net unrecognized gain on derivatives in net investment hedging relationships	111.8	23.8	—	—	(23.8)	111.8
Net unrealized gain on marketable securities	0.1	—	—	0.1	(0.1)	0.1
Other comprehensive (loss) earnings, before tax	(648.3)	25.6	—	(761.9)	736.3	(648.3)
Income tax provision (benefit)	1.2	(5.9)	—	7.1	(1.2)	1.2
Other comprehensive (loss) earnings, net of tax	(649.5)	31.5	—	(769.0)	737.5	(649.5)
Comprehensive (loss) earnings	$(459.7)	$218.6	$—	$(427.4)	$208.8	$(459.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
Nine Months Ended September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(3.7)	$1.6	$—	$504.7	$(506.3)	$(3.7)
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(890.8)	—	—	(890.8)	890.8	(890.8)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(0.5)	0.1	—	(0.6)	0.5	(0.5)
Net unrecognized gain on derivatives in cash flow hedging relationships	24.8	5.4	—	19.4	(24.8)	24.8
Net unrecognized gain on derivatives in net investment hedging relationships	133.6	28.4	—	—	(28.4)	133.6
Net unrealized gain on marketable securities	0.7	—	—	0.7	(0.7)	0.7
Other comprehensive (loss) earnings, before tax	(732.2)	33.9	—	(871.3)	837.4	(732.2)
Income tax provision (benefit)	14.1	(7.9)	—	22.0	(14.1)	14.1
Other comprehensive (loss) earnings, net of tax	(746.3)	41.8	—	(893.3)	851.5	(746.3)
Comprehensive (loss) earnings	$(750.0)	$43.4	$—	$(388.6)	$345.2	$(750.0)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$4.4	$—	$354.5	$—	$358.9
Accounts receivable, net	—	17.4	—	2,930.6	—	2,948.0
Inventories	—	—	—	2,763.5	—	2,763.5
Intercompany receivables	375.6	592.8	—	12,822.5	(13,790.9)	—
Prepaid expenses and other current assets	9.7	109.2	—	455.8	—	574.7
Total current assets	385.3	723.8	—	19,326.9	(13,790.9)	6,645.1
Property, plant and equipment, net	—	242.5	—	1,881.4	—	2,123.9
Investments in subsidiaries	18,278.3	12,844.7	—	—	(31,123.0)	—
Intercompany notes and interest receivable	5,255.4	11,083.2	—	3,098.3	(19,436.9)	—
Intangible assets, net	—	—	—	11,824.3	—	11,824.3
Goodwill	—	17.1	—	9,370.0	—	9,387.1
Other assets	0.3	104.3	—	968.5	—	1,073.1
Total assets	$23,919.3	$25,015.6	$—	$46,469.4	$(64,350.8)	$31,053.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$76.1	$—	$1,435.2	$—	$1,511.3
Short-term borrowings	—	—	—	—	—	—
Income taxes payable	—	9.5	—	143.7	—	153.2
Current portion of long-term debt and other long-term obligations	544.4	0.2	—	60.7	—	605.3
Intercompany payables	1,569.3	12,201.6	—	20.0	(13,790.9)	—
Other current liabilities	152.2	296.7	—	1,926.3	—	2,375.2
Total current liabilities	2,265.9	12,584.1	—	3,585.9	(13,790.9)	4,645.0
Long-term debt	8,665.9	3,785.4	—	9.2	—	12,460.5
Intercompany notes payable	1,524.1	3,369.3	—	14,543.5	(19,436.9)	—
Other long-term obligations	—	64.5	—	2,420.1	—	2,484.6
Total liabilities	12,455.9	19,803.3	—	20,558.7	(33,227.8)	19,590.1

Total equity	11,463.4	5,212.3	—	25,910.7	(31,123.0)	11,463.4

Total liabilities and equity	$23,919.3	$25,015.6	$—	$46,469.4	$(64,350.8)	$31,053.5

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(233.8)	$(451.7)	$—	$1,802.5	$—	$1,117.0
Cash flows from investing activities:
Capital expenditures	—	(25.4)	—	(114.2)	—	(139.6)
Purchase of available for sale securities and other investments	—	—	—	(19.5)	—	(19.5)
Proceeds from the sale of assets	—	—	—	24.3	—	24.3
Proceeds from the sale of marketable securities	—	—	—	19.1	—	19.1
Cash paid for acquisitions, net	—	—	—	(148.7)	—	(148.7)
Investments in affiliates	—	(18.6)	—	—	18.6	—
Dividends from affiliates	76.7	—	—	—	(76.7)	—
Loans to affiliates	(185.7)	—	—	(3,569.1)	3,754.8	—
Repayments of loans from affiliates	1,288.4	—	—	2,669.7	(3,958.1)	—
Payments for product rights and other, net	—	—	—	(146.5)	—	(146.5)
Net cash provided by (used in) investing activities	1,179.4	(44.0)	—	(1,284.9)	(261.4)	(410.9)
Cash flows from financing activities:
Payments of financing fees	(0.5)	(2.2)	—	—	—	(2.7)
Change in short-term borrowings, net	—	—	—	(1.9)	—	(1.9)
Proceeds from issuance of long-term debt	—	—	—	6.4	—	6.4
Payments of long-term debt	(650.0)	—	—	(7.1)	—	(657.1)
Proceeds from exercise of stock options	8.0	—	—	—	—	8.0
Taxes paid related to net share settlement of equity awards	(8.4)	—	—	—	—	(8.4)
Contingent consideration payments	—	—	—	(47.8)	—	(47.8)
Capital contribution from affiliates	—	—	—	18.6	(18.6)	—
Capital payments to affiliates	—	—	—	(76.7)	76.7	—
Payments on borrowings from affiliates	(1,052.6)	(2,399.1)	—	(506.4)	3,958.1	—
Proceeds from borrowings from affiliates	757.9	2,883.2	—	113.7	(3,754.8)	—
Other items, net	—	—	—	(1.1)	—	(1.1)
Net cash (used in) provided by financing activities	(945.6)	481.9	—	(502.3)	261.4	(704.6)
Effect on cash of changes in exchange rates	—	—	—	(16.4)	—	(16.4)
Net decrease in cash, cash equivalents and restricted cash	—	(13.8)	—	(1.1)	—	(14.9)
Cash, cash equivalents and restricted cash — beginning of period	—	18.2	—	371.1	—	389.3
Cash, cash equivalents and restricted cash — end of period	$—	$4.4	$—	$370.0	$—	$374.4

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(68.6)	$(1,201.6)	$—	$2,975.8	$—	$1,705.6
Cash flows from investing activities:
Capital expenditures	—	(17.8)	—	(119.6)	—	(137.4)
Purchase of available for sale securities and other investments	—	—	—	(49.4)	—	(49.4)
Proceeds from the sale of marketable securities	—	36.3	—	35.8	—	72.1
Cash paid for acquisitions, net	—	—	—	(307.1)	—	(307.1)
Investments in affiliates	—	(22.0)	—	—	22.0	—
Dividends from affiliates	65.3	—	—	—	(65.3)	—
Loans to affiliates	(470.6)	—	—	(4,577.1)	5,047.7	—
Repayments of loans from affiliates	1,810.8	—	—	3,205.0	(5,015.8)	—
Payments for product rights and other, net	—	(0.4)	—	(612.6)	—	(613.0)
Net cash provided by (used in) investing activities	1,405.5	(3.9)	—	(2,425.0)	(11.4)	(1,034.8)
Cash flows from financing activities:
Payments of financing fees	(0.5)	(20.2)	—	(0.1)	—	(20.8)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	—	—	—	(45.9)	—	(45.9)
Proceeds from issuance of long-term debt	496.5	2,079.2	—	2.0	—	2,577.7
Payments of long-term debt	(1,446.5)	(1,150.0)	—	(2.1)	—	(2,598.6)
Proceeds from exercise of stock options	15.6	—	—	—	—	15.6
Taxes paid related to net share settlement of equity awards	(10.1)	—	—	—	—	(10.1)
Contingent consideration payments	—	—	—	(0.2)	—	(0.2)
Capital contribution from affiliates	—	—	—	22.0	(22.0)	—
Capital payments to affiliates	—	—	—	(65.3)	65.3	—
Payments on borrowings from affiliates	(1,273.9)	(3,010.1)	—	(731.8)	5,015.8	—
Proceeds from borrowings from affiliates	1,314.0	3,309.9	—	423.8	(5,047.7)	—
Other items, net	—	—	—	(0.4)	—	(0.4)
Net cash (used in) provided by financing activities	(1,336.9)	1,208.8	—	(398.0)	11.4	(514.7)
Effect on cash of changes in exchange rates	—	—	—	(22.9)	—	(22.9)
Net increase in cash, cash equivalents and restricted cash	—	3.3	—	129.9	—	133.2
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$—	$27.1	$—	$476.0	$—	$503.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	September 30, 2019
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4.4	$—	$354.5	$—	$358.9
Restricted cash, included in prepaid expenses and other current assets	—	—	—	15.5	—	15.5
Cash, cash equivalents and restricted cash	$—	$4.4	$—	$370.0	$—	$374.4

	December 31, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$18.2	$—	$369.9	$—	$388.1
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.2	—	1.2
Cash, cash equivalents and restricted cash	$—	$18.2	$—	$371.1	$—	$389.3

	September 30, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$27.1	$—	$422.1	$—	$449.2
Restricted cash, included in prepaid expenses and other current assets	—	—	—	53.9	—	53.9
Cash, cash equivalents and restricted cash	$—	$27.1	$—	$476.0	$—	$503.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

17.	Restructuring
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
During the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown, West Virginia plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. The restructuring actions other than for this plant were substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $656.2 million through September 30, 2019. During 2019, we have incurred approximately $62.6 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant. At this time, the expenses related to the additional restructuring activities at the Morgantown, West Virginia plant cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2018 to September 30, 2019:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges (1)	1.8	18.1	19.9
Reclassification due to new leasing standard	—	(8.1)	(8.1)
Cash payment	(26.4)	(1.4)	(27.8)
Utilization	—	(16.7)	(16.7)
Foreign currency translation	(1.1)	—	(1.1)
Balance at March 31, 2019:	$35.1	$3.7	$38.8
Charges (1)	10.0	47.6	57.6
Cash payment	(8.4)	(3.2)	(11.6)
Utilization	—	(44.5)	(44.5)
Foreign currency translation	0.6	(0.1)	0.5
Balance at June 30, 2019:	$37.3	$3.5	$40.8
Charges (1)	4.1	(3.3)	0.8
Cash payment	(8.0)	(4.0)	(12.0)
Utilization	—	7.0	7.0
Foreign currency translation	(1.9)	—	(1.9)
Balance at September 30, 2019:	$31.5	$3.2	$34.7
____________

(1)
For the three months ended September 30, 2019, total restructuring charges/(gains) in North America, Europe and Rest of World were approximately $9.3 million, $(9.2) million and $0.7 million, respectively. For the nine months ended September 30, 2019, total restructuring charges in North America, Europe and Rest of World were approximately $66.0 million, $9.3 million and $3.0 million, respectively.

At September 30, 2019 and December 31, 2018, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

18.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management for additional information. Our potential maximum development milestones not accrued for at September 30, 2019 totaled approximately $469.0 million, which includes the new agreements entered into as described in Note 4 Acquisitions and Other Transactions. We estimate the amounts that may be paid through the end of 2019 to be approximately $58.0 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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
Mylan is subject to ongoing U.S. Internal Revenue Service (“IRS”) examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”), which allows Mylan to work collaboratively with the IRS to identify and review tax matters on an ongoing basis. The years 2015, 2016 and 2017 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and a trial was held in December 2018 and is discussed further below. On February 27, 2015, Mylan N.V. acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (collectively, the “EPD Business Acquisition”). In connection with the EPD Business Acquisition, we entered into intercompany transactions with our affiliates that affect our U.S. tax liability. Mylan N.V. is not incorporated in the U.S. and expects to be treated as a non-U.S. corporation for U.S. federal income tax purposes. As part of our ongoing participation and cooperation in the CAP, we received and responded to various IRS requests for information about, among other matters, the EPD Business Acquisition, including the interest rates used for intercompany loans and our status as a non-U.S. corporation for U.S. federal income tax purposes
During the second quarter of 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business Acquisition. Under the agreement in principle, which was finalized as part of a closing agreement with the IRS on October 11, 2019, our status as a non-U.S. corporation for U.S. Federal income tax purposes has been confirmed, and we have adjusted the interest rates used for intercompany loans. As a result, and as previously disclosed, during the nine months ended September 30, 2019, the Company recorded a reserve of approximately $140.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $129.9 million.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s major state taxing jurisdictions remain open from fiscal year 2013 through 2018, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2018, some of which are indemnified by Strides Arcolab Limited (“Strides Arcolab”) for tax assessments.
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
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to abbreviated new drug applications (“ANDAs”) were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018. Both parties delivered their final post-trial briefs on June 27, 2019 and are awaiting the court’s final decision.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
During the nine months ended September 30, 2019, primarily due to the settlement in principle reached with the IRS and the expiration of federal and foreign statutes of limitations expirations, the Company increased its net liability for unrecognized tax benefits by approximately $50.9 million. During the nine months ended September 30, 2018, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million.

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
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan has settled the lawsuits filed by the putative direct purchaser class and retailer opt-out plaintiffs and Apotex and has entered into a settlement agreement with the putative indirect purchasers for approximately $14.4 million, which is subject to final court approval.
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
On July 28, 2016, United Healthcare filed a complaint against Mylan Inc. and four other drug manufacturers in the United States District Court for the District of Minnesota, asserting state law claims based on the same underlying allegations as those made in the litigation then pending in the EDPA. On January 6, 2017, the case was transferred to the EDPA. MPI was also included as an additional party. In July 2019, the parties reached a settlement resolving the litigation.
The Company believes that it has strong defenses to the remaining case. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time.
The Company recorded and paid approximately $18.0 million of expense during the nine months ended September 30, 2019. At September 30, 2019, the Company has a total accrual of approximately $14.4 million related to this matter, which is included in other current liabilities in the condensed consolidated balance sheets.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent direct and indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 related to Actos® and Actoplus Met®. Mylan’s motion to dismiss the indirect purchasers’ complaint was granted and no appeal was filed as to Mylan. Following the appellate decision relating to other defendants, the direct purchasers filed an amended complaint against Mylan and the other manufacturers. Mylan’s motion to dismiss was granted with prejudice on October 8, 2019.
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
SEC Request for Information/Subpoenas
On October 7, 2016, Mylan received a document request from the SEC’s Division of Enforcement seeking communications with the Centers for Medicare and Medicaid Services and documents concerning Mylan products sold and related to the Medicaid Drug Rebate Program (“MDRP”), and any related complaints. On November 15, 2016, Mylan received a follow-up letter, modifying the initial document request, seeking information on and public disclosures regarding the Company’s previously disclosed settlement with the DOJ (“the MDRP Settlement”) and the classification of the EpiPen® Auto-Injector under the MDRP. Mylan subsequently received subpoenas and additional requests for information. The Company reached an agreement-in-principle in July 2019 with the staff of the Division of Enforcement that included allegations that the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, as amended, and the rules thereunder, and a civil penalty of $30.0 million.  Under the settlement, Mylan neither admitted nor denied these allegations. During the third quarter of 2019, the settlement was finalized and the $30.0 million was paid in October 2019. The settlement fully resolves the Division of Enforcement’s investigation.
On April 25, 2017, Mylan received a comment letter from the staff of the SEC’s Division of Corporation Finance (“Corporation Finance”) with respect to Mylan’s Annual Report on Form 10-K for the year ended December 31, 2016, requesting information regarding Mylan’s accounting treatment of the MDRP Settlement. Given the settlement described above, we have been advised by the staff in Corporation Finance that the comment letter is now closed without further action.
FTC Request for Information
On November 18, 2016, Mylan received a request from the U.S. Federal Trade Commission (“FTC”) Bureau of Competition seeking documents and information relating to its preliminary investigation into potential anticompetitive practices relating to epinephrine auto-injectors. Mylan is fully cooperating with the FTC.
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2019. On June 17, 2019, plaintiffs filed a third amended complaint, including certain current and former directors and employees/officers and additional allegations in connection with purportedly anticompetitive conduct with respect to certain generic drugs. On July 31, 2019, defendants filed a motion to dismiss certain of the claims in the third amended complaint, which remains pending. On August 30, 2019, plaintiffs filed a motion for class certification, which remains pending.
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
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. On December 7, 2018, the Plaintiffs filed a motion for class certification. This motion remains pending. A trial date has been scheduled for April 2021. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $40.0 million related to this matter at September 30, 2019, which is included in other current liabilities in the condensed consolidated balance sheets, $30 million of which was paid in October 2019 as disclosed above. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
Mylan along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 950 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers. They allege harm under federal and state antitrust laws, state consumer protection laws and unjust enrichment claims.  Some of the lawsuits also name Mylan’s President as a defendant and include allegations against him with respect to doxycycline hyclate delayed release.  The lawsuits have been consolidated in an MDL proceeding in the EDPA. Defendants filed motions to dismiss certain complaints that each allege anticompetitive conduct with respect to single drug products. On October 16, 2018, the Court denied the motions with respect to the federal law claims. On February 15, 2019, the Court granted in part and denied in part the motions with respect to the state law claims. On February 21, 2019, Defendants filed a motion to dismiss certain complaints that allege anticompetitive conduct with respect to multiple drug products, which was denied on August 15, 2019. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of twenty states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, doxycycline hyclate delayed release. The complaint was subsequently amended to add certain attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. On June 18, 2018, attorneys general of forty-seven states, the District of Columbia and the Commonwealth of Puerto Rico filed a consolidated amended complaint against various drug manufacturers, including Mylan. Mylan is alleged to have engaged in anticompetitive conduct with respect to doxycycline hyclate delayed release, doxycycline monohydrate, glipizide-metformin, and verapamil. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including Mylan’s President, with respect to doxycycline hyclate delayed release. The allegations in the amended complaint are similar to those in the previously filed complaints. On February 21, 2019, Defendants filed motions to dismiss the amended complaint’s allegations of anticompetitive conduct with respect to multiple drug products, which was denied on August 15, 2019, and the ability of the state attorneys general to seek certain forms of relief under federal antitrust law, which remains pending. On May 31, 2019, Defendants filed a motion to dismiss certain state law claims, which remains pending.
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
Valsartan
Mylan N.V., and certain of its subsidiaries, along with numerous other manufacturers, retailers and others, have been named (or plaintiffs are seeking to name certain Mylan entities) as defendants in lawsuits in the United States, Canada and other countries stemming from recalls of valsartan-containing medications. The United States litigation, which is taking place in an MDL in the District of New Jersey, includes class action and individual allegations seeking the refund of the purchase price and other economic damages allegedly sustained by consumers who purchased valsartan-containing products as well as claims for personal injuries allegedly caused by ingestion of the medication. Moreover, Mylan has received requests to indemnify purchasers of Mylan’s active pharmaceutical ingredient and/or finished dose forms of the product. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

European Commission Proceedings
Perindopril
On July 9, 2014, the European Commission (the “Commission”) issued a decision finding that Mylan Laboratories Limited and Mylan, as well as several other companies, had violated European Union (“EU”) competition rules relating to the product Perindopril and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. In September 2014, the Company filed an appeal of the Commission’s decision to the General Court of the EU. A hearing on the appeal before the General Court of the EU was held in June 2017 and the Commission’s decision was affirmed. Mylan appealed the decision to the European Court of Justice (“CJEU”). Mylan has received a notice from an organization representing health insurers in the Netherlands stating an intention to commence follow-on litigation and asserting damages.
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, (“GUK”) as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined GUK approximately €7.8 million, jointly and severally with Merck KGaA. GUK appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. GUK has received notices from European national health services and health insurers stating an intention to commence follow-on litigation and asserting damages. The national health services in England and Wales have instituted litigation against all parties to the Commission’s decision, including GUK. This litigation has been stayed pending the CJEU’s decision.
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
The Company has accrued approximately €7.4 million as of each of September 30, 2019 and December 31, 2018 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of September 30, 2019. The matter is currently on appeal to the Competition Appeals Tribunal, which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing on the questions and the parties’ observations was held before the CJEU on September 19, 2019.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $14.5 million and $10.9 million at September 30, 2019 and December 31, 2018, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
On September 22, 2017, Amgen Inc. and Amgen Manufacturing Limited (“Amgen”) sued Mylan Inc., Mylan N.V., Mylan GmbH, and MPI in the Western District of Pennsylvania asserting that Mylan’s Fulphila® infringes U.S. patent numbers 8,273,707 (“‘707”) and 9,643,997 (“‘997”) and seeking monetary damages, injunctive relief, attorneys’ fees, costs and other relief. On June 4, 2018, the FDA approved Mylan’s Fulphila® (pegfilgrastim-jmdb), a biosimilar to Neulasta® (pegfilgrastim), co-developed with Biocon. In July 2018, Mylan began selling Fulphila®. On August 21, 2019 (with respect to the ‘707 patent) and September 17, 2019 (with respect to the ‘997 patent), the District Court entered stipulations of non-infringement. Amgen did not appeal and the deadline to file an appeal has passed.
On July 31, 2015, BTG International Ltd., Janssen Biotech, Inc., Janssen Oncology, Inc., and Janssen Research & Development, LLC (“Janssen”) sued Mylan Inc. and MPI, along with numerous other ANDA applicants, in the District of New Jersey and asserted that Mylan’s and the other ANDA applicants’ abiraterone acetate ANDA products infringe U.S. Patent number 8,822,438 (“’438”).
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
Janssen appealed both the district court and IPR decisions to the Federal Circuit. On May 14, 2019, the Federal Circuit affirmed the PTAB’s decision that all claims of the ‘438 patent were unpatentable as obvious. As a result of this finding, the Federal Circuit did not need to consider Janssen’s appeal of the district court decision. Janssen did not seek a further appeal of the decision and the case is now closed.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Celgene
Mylan filed suit in 2014 against Celgene Corporation alleging monopolization and restraint of trade in the markets for thalidomide and lenalidomide. Following discovery and summary judgment, the District Court scheduled a trial on Mylan’s claims that had survived pre-trial motion practice for October 2019. In July 2019, the parties resolved the litigation, whereby Mylan received $62.0 million and the case was dismissed.
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $9.9 million accrued related to these various other legal proceedings at September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the Combination (as defined below), the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s (as defined below) or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: with respect to the Combination, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Combination, changes in relevant tax and other laws, the parties’ ability to consummate the Combination, the conditions to the completion of the Combination, including receipt of approval of Mylan’s shareholders, not being satisfied or waived on the anticipated timeframe or at all, the regulatory approvals required for the Combination not being obtained on the terms expected or on the anticipated schedule or at all, the integration of Mylan and the Upjohn Business being more difficult, time consuming or costly than expected, Mylan’s and the Upjohn Business’s failure to achieve expected or targeted future financial and operating performance and results, the possibility that the combined company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination within the expected time frames or at all or to successfully integrate Mylan and the Upjohn Business, customer loss and business disruption being greater than expected following the Combination, the retention of key employees being more difficult following the Combination, changes in third-party relationships and changes in the economic and financial conditions of the business of Mylan or the Upjohn Business; actions and decisions of healthcare and pharmaceutical regulators; failure to achieve expected or targeted future financial and operating performance and results; uncertainties regarding future demand, pricing and reimbursement for our or the Upjohn Business’s products; any regulatory, legal, or other impediments to Mylan’s or the Upjohn Business’s ability to bring new products to market, including, but not limited to, where Mylan or the Upjohn Business uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and Mylan’s or the Upjohn Business’s ability to execute on new product opportunities; any changes in or difficulties with our or the Upjohn Business’s manufacturing facilities, including with respect to remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand; the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our or the Upjohn Business’s financial condition, results of operations, and/or cash flows; the ability to meet expectations regarding the accounting and tax treatments of acquisitions, including Mylan’s acquisition of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (the “EPD Business”); changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad; any significant breach of data security or data privacy or disruptions to our or the Upjohn Business’s information technology systems; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition; identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated; the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with strategic acquisitions, strategic initiatives or restructuring programs within the expected time-frames or at all; uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2018 Form 10-K, Mylan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and our other filings with the SEC. These risks, as well as other risks associated with Mylan, the Upjohn Business, the combined company and the Combination are also more fully discussed in the registration statement on Form S-4 which includes a proxy statement/prospectus, and Form 10 which includes an information statement, each of which has been filed by Upjohn Inc. with the SEC on October 25, 2019 (and has not yet been declared effective) in connection with the Combination. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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

Financial Summary
The tables below are a summary of the Company’s financial results for the three and nine months ended September 30, 2019 compared to the prior year periods:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$2,961.7	$2,862.4	$99.3	3%
Gross profit	1,072.4	1,039.2	33.2	3%
Earnings from operations	323.7	338.2	(14.5)	(4)%
Net earnings	189.8	176.7	13.1	7%
Net earnings per diluted ordinary share	$0.37	$0.34	$0.03	9%

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$8,308.7	$8,355.2	$(46.5)	(1)%
Gross profit	2,810.2	2,986.0	(175.8)	(6)%
Earnings from operations	443.2	672.8	(229.6)	(34)%
Net (loss) earnings	(3.7)	301.3	(305.0)	(101)%
Net (loss) earnings per diluted ordinary share	$(0.01)	$0.58	$(0.59)	(102)%
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
Additionally, a number of markets in which we operate outside of the U.S. have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply active pharmaceutical ingredients can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems in certain countries.
Recent Developments
Upjohn Agreement
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra, as well as certain generic medicines.
Prior to the Combination and pursuant to a Separation and Distribution Agreement (the “Separation Agreement”), dated as of July 29, 2019, between Pfizer and Newco, Pfizer will, among other things, transfer to Newco substantially all of the assets and liabilities comprising the Upjohn Business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer stockholders all of the issued and outstanding shares of Newco (the “Distribution”). When the Distribution and Combination are completed, Pfizer stockholders as of the record date of the Distribution will own 57% of the outstanding shares of Newco common stock, and Mylan shareholders as of immediately before the Combination will own 43% of the outstanding shares of Newco common stock, in each case on a fully diluted basis. Newco will make a cash payment to Pfizer equal to $12 billion, to be funded with the proceeds of debt to be incurred by Newco in connection with the foregoing transactions, as partial consideration for the contribution of the Upjohn Business from Pfizer to Newco.
Newco has obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. If Newco obtains additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge loan is subject to customary terms and conditions including a financial covenant.
            The consummation of the Combination is subject to various customary closing conditions, including (i) approval of the Combination by the Company's ordinary shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of antitrust approvals in various countries, (iii) completion of the Separation (including the payment of $12 billion of cash by Newco to Pfizer) and the Distribution in accordance with the terms of the Separation Agreement, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, and (v) the absence of any law or order from any court or governmental authority (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) restraining, enjoining or prohibiting the transaction.
Restructuring Activities
The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline our operations globally. The restructuring program, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, was substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $656.2 million through September 30, 2019. During 2019, we have incurred approximately $62.6 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant. As a result of the overall actions taken under the restructuring program through September 30, 2019, management believes the potential annual savings will be between approximately $400.0 million and $475.0 million once fully realized, with the majority of these savings improving operating cash flow.
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
The Morgantown plant continues to supply products for the U.S. market while we execute on and assess the restructuring and remediation activities. However, these activities have led to an inconsistent supply of certain products. Importantly, the profitability of the transferred and discontinued products is not proportionate to the reduced volumes of those products as the Company expects that manufacturing costs related to transferred products will be reduced and many of the discontinued products have lower than average gross margins. In addition, as it relates to North America, no significant new product revenue is forecasted from the Morgantown plant in 2019, and we are forecasting that only four of our top 50 and only one out of the top 10 gross margin generating products will be manufactured in Morgantown in 2019.
For the three and nine months ended September 30, 2019, the Company incurred expenses amounting to approximately $58.3 million and $221.6 million, respectively for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.
On January 30, 2019, the Company received FDA approval of the WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the WixelaTM InhubTM occurred in February 2019.
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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,088.6	$1,012.3	8%	$0.7	$1,089.3	8%
Europe	1,045.9	1,041.3	—%	53.3	1,099.2	6%
Rest of World	793.7	773.7	3%	8.0	801.7	4%
Total net sales	2,928.2	2,827.3	4%	$62.0	$2,990.2	6%

Other revenues (3)	33.5	35.1	(5)%	0.4	33.9	(3)%
Consolidated total revenues (4)	$2,961.7	$2,862.4	3%	$62.4	$3,024.1	6%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the three months ended September 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $17.6 million, $3.8 million, and $12.1 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.96 billion, compared to $2.86 billion for the comparable prior year period, representing an increase of $99.3 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.93 billion, compared to $2.83 billion for the comparable prior year period, representing an increase of $100.9 million, or 4%. Other revenues for the current quarter were $33.5 million, compared to $35.1 million for the comparable prior year period.
The increase in net sales included an increase in the North America segment of 8% and in the Rest of World segment of 3%. Net sales in the Europe segment increased less than 1% when compared to the prior year period. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union and Australia. The unfavorable impact of foreign currency translation on current period net sales was approximately $62.0 million, or 2%. On a constant currency basis, net sales increased by approximately $162.9 million, or 6%. This increase was primarily driven by new product sales, partially offset by a decrease in net sales from existing products as the impact of lower pricing exceeded the benefit of higher volumes.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 26% and 23% for the three months ended September 30, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended September 30, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America increased by $76.3 million or 8% during the three months ended September 30, 2019 when compared to the prior year period. This increase was primarily driven by new product sales partially offset by lower sales of existing products due to lower pricing and lower volumes. New product sales were primarily driven by sales of the WixelaTM InhubTM and Yupelri®. Lower sales of existing products was due to changes in the competitive environment, including the loss of exclusivity on tadalafil. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $4.6 million, or less than 1%, during the three months ended September 30, 2019 when compared to the prior year period. Net sales in the current period were negatively affected by the unfavorable impact of foreign currency translation of approximately $53.3 million or 5%, and to a lesser extent, lower pricing on existing products. The unfavorable impact of these items was offset by new product sales, including Hulio™, and higher volumes of existing products. Constant currency net sales increased by approximately $57.9 million, or 6%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $20.0 million or 3% during the three months ended September 30, 2019 when compared to the prior year period. This increase was primarily driven by new product sales in Australia and emerging markets and higher volumes of existing products primarily driven by products sold in emerging markets. These increases were partially offset by lower pricing on existing products and, to a lesser extent, the unfavorable impact of foreign currency translation. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $8.0 million, or 1%. Constant currency net sales increased by approximately $28.0 million, or 4% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales increased from $1.82 billion for the three months ended September 30, 2018 to $1.89 billion for the three months ended September 30, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended September 30, 2019 was $1.07 billion and gross margins were 36%. For the three months ended September 30, 2018, gross profit was $1.04 billion and gross margins were 36%. Gross margins were negatively impacted as a result of lower gross profit for sales of existing products, including higher sales of the authorized generic version of EpiPen®, which has a lower than company average margin, as well as changes in the competitive environment on certain products. In addition, there were certain inventory write-offs, the largest of which is dated WixelaTM InhubTM product resulting from the later than expected approval date. These decreases were offset by the impact from new product sales and lower site remediation expenses and restructuring charges related to activities at the Company’s Morgantown plant. Adjusted gross margins were 53% for the three months ended September 30, 2019, compared to 55% for the three months ended September 30, 2018. Adjusted gross margins were also negatively impacted by EpiPen® and the WixelaTM InhubTM, partially offset by the impact from new product sales.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is as follows:

	Three Months Ended
	September 30,
(In millions)	2019	2018
U.S. GAAP cost of sales	$1,889.3	$1,823.2
Deduct:
Purchase accounting amortization and other related items	(408.6)	(426.9)
Acquisition related items	(0.8)	(1.4)
Restructuring and related costs	(11.4)	(51.8)
Share-based compensation expense	(0.3)	—
Other special items	(70.9)	(65.4)
Adjusted cost of sales	$1,397.3	$1,277.7

Adjusted gross profit (a)	$1,564.4	$1,584.7

Adjusted gross margin (a)	53%	55%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense for the three months ended September 30, 2019 was $167.9 million, compared to $144.1 million for the comparable prior year period, an increase of $23.8 million. This increase was primarily due to higher payments in the current year period related to licensing arrangements for products in development partially offset by lower expenditures related to the reprioritization of global programs.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current quarter was $632.7 million, compared to $577.3 million for the comparable prior year period, an increase of $55.4 million. The increase was due to continued investment in selling and marketing activities. Also contributing to the increase were higher consulting fees and other expenses primarily related to the pending Upjohn transaction totaling approximately $41.2 million in the current quarter. In addition, the increase included the impact of the reversal of cumulative expense in the prior year period related to the Company’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program that resulted in the Company recognizing a reduction in share-based compensation expense of approximately $47.1 million during the three months ended September 30, 2018. Partially offsetting these items was compensation expense of $20.0 million recognized in the prior year period for an additional discretionary bonus for a certain group of employees and lower restructuring expenses in the current quarter when compared to the prior year period. None of the employees who received the 2018 discretionary bonus were named executive officers.
Litigation Settlements and Other Contingencies, Net
During the three months ended September 30, 2019 and 2018, the Company recorded a net gain of $51.9 million and $20.4 million, respectively.
The following table includes the gains recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended
	September 30,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$—	$(19.3)
Litigation settlements, net	(51.9)	(1.1)
Total litigation settlements and other contingencies, net	$(51.9)	$(20.4)
The favorable litigation settlement for the three months ended September 30, 2019, consists primarily of a gain related to the Celgene Corporation (“Celgene”) settlement of $62.0 million partially offset by certain litigation related charges. The net gain recognized in the prior year period primarily relates to a gain of approximately $19.3 million for a contingent consideration fair value adjustment due to changes to assumptions relating to the timing of product launch along with other competitive and market factors related to the WixelaTM InhubTM.
Interest Expense
Interest expense for the three months ended September 30, 2019 totaled $128.9 million, compared to $136.2 million for the three months ended September 30, 2018, a decrease of $7.3 million. The decrease is primarily due to lower average long-term debt balances during the current quarter as compared to the prior year period.
Other Expense, Net
Other expense, net, was $9.0 million for the three months ended September 30, 2019, compared to $9.8 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended
	September 30,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$10.4	$12.6
Foreign exchange (gains) losses, net	(0.4)	1.6
Other gains	(1.0)	(4.4)
Other expense, net	$9.0	$9.8

Income Tax Provision (Benefit)
For the three months ended September 30, 2019, the Company recognized an income tax benefit of $4.0 million, compared to an income tax provision of $15.5 million for the comparable prior year period, an increase of $19.5 million. During the current quarter, the Company recorded a $42.0 million benefit resulting from refinements to previous estimates in conjunction with the filing of the Company’s 2018 U.S. federal tax return, which revised the estimated impact of the Company’s valuation allowance on its interest limitation deductions and the estimate of available foreign tax credits. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$3,035.0	$2,998.4	1%	$5.5	$3,040.5	1%
Europe	2,930.7	3,070.3	(5)%	190.4	3,121.1	2%
Rest of World	2,241.3	2,164.5	4%	91.7	2,333.0	8%
Total net sales	8,207.0	8,233.2	—%	287.6	8,494.6	3%

Other revenues (3)	101.7	122.0	(17)%	2.0	103.7	(15)%
Consolidated total revenues (4)	$8,308.7	$8,355.2	(1)%	$289.6	$8,598.3	3%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the nine months ended September 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $58.8 million, $12.3 million, and $30.6 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2019, Mylan reported total revenues of $8.31 billion, compared to $8.36 billion for the comparable prior year period, representing a decrease of $46.5 million, or 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2019 were $8.21 billion, compared to $8.23 billion for the comparable prior year period, representing a decrease of $26.2 million, or less than 1%. Other revenues for the nine months ended September 30, 2019 were $101.7 million, compared to $122.0 million for the comparable prior year period.
The decrease in net sales was primarily the result of a decrease in net sales in the Europe segment of 5%, partially offset by an increase in net sales in the Rest of World segment of 4% and an increase in net sales in the North America segment of 1%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia, and the European Union. The unfavorable impact of foreign currency translation on current year net sales was approximately $287.6 million, or 4%. On a constant currency basis, the increase in net sales was approximately $261.4 million, or 3% for the nine months ended September 30, 2019. This increase was primarily driven by new product sales, partially offset by a decrease in net sales from existing products as a result of lower pricing and volumes.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 24% and 20% for the nine months ended September 30, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.
Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the nine months ended September 30, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America increased by $36.6 million or 1% during the nine months ended September 30, 2019 when compared to the prior year period. This increase was due primarily to new product sales, including the WixelaTM InhubTM and Fulphila® (biosimilar to Neulasta®). This increase was partially offset by lower pricing and volumes of existing products, driven by changes in the competitive environment and the impact of the Morgantown plant remediation activities. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $139.6 million or 5% during the nine months ended September 30, 2019 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $190.4 million or 6%. Sales of existing products were also negatively impacted by lower pricing. This decrease was partially offset by new product sales and higher volumes. Constant currency net sales increased by approximately $50.8 million or 2% when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $76.8 million or 4% during the nine months ended September 30, 2019 when compared to the prior year period. This increase was primarily the result of new product sales, primarily in Australia and emerging markets, and higher volumes of existing products. Increased volumes of existing products were primarily driven by the Company’s anti-retroviral therapy franchise. This increase was partially offset by the unfavorable impact of foreign currency translation and, to a lesser extent, by lower pricing on existing products. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $91.7 million, or 4%. Constant currency net sales increased by approximately $168.5 million or 8% when compared to the prior year period.
Cost of Sales and Gross Profit
Cost of sales increased from $5.37 billion for the nine months ended September 30, 2018 to $5.50 billion for the nine months ended September 30, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the nine months ended September 30, 2019 was $2.81 billion and gross margins were 34%. For the nine months ended September 30, 2018, gross profit was $2.99 billion and gross margins were 36%. Gross margins were negatively impacted by lower gross profit for sales of existing products. In addition, gross margins were negatively impacted by approximately 65 basis points for higher site remediation expenses related to activities at the Company’s Morgantown plant, by approximately 10 basis points related to the incremental amortization from product acquisitions and by approximately 40 basis points for recall related costs, including inventory write-offs. These items were partially offset by the impact of new product sales. Adjusted gross margins were 53% for the nine months ended September 30, 2019, compared to 54% for the nine months ended September 30, 2018.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is as follows:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
U.S. GAAP cost of sales	$5,498.5	$5,369.2
Deduct:
Purchase accounting amortization and other related items	(1,284.0)	(1,275.2)
Acquisition related items	(2.9)	(2.4)
Restructuring and related costs	(72.2)	(97.2)
Share-based compensation expense	(0.8)	—
Other special items	(268.1)	(139.4)
Adjusted cost of sales	$3,870.5	$3,855.0

Adjusted gross profit (a)	$4,438.2	$4,500.2

Adjusted gross margin (a)	53%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2019 was $488.1 million, compared to $555.7 million for the comparable prior year period, a decrease of $67.6 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs and lower restructuring related costs.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2019 was $1.91 billion, compared to $1.81 billion for the comparable prior year period, an increase of $101.1 million. The increase was due to continued investment in selling and marketing activities. Also contributing to the increase were higher consulting fees and other expenses primarily related to the pending Upjohn transaction totaling approximately $45.3 million in the current year period. In addition, the current year period was impacted by higher share-based compensation expense due to a reduction of approximately $70.6 million during the nine months ended September 30, 2018 related to certain performance-based awards. Partially offsetting these increases was a decrease in bad debt expense of approximately $23.0 million related to a special business interruption event for one customer in the prior year period and $20.0 million of compensation expense for an additional discretionary bonus for a certain group of employees in the prior year period. None of the employees who received the 2018 discretionary bonus were named executive officers.
Litigation Settlements and Other Contingencies, Net
The following table includes the (gains) recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$(28.9)	$(49.3)
Litigation settlements, net	(1.4)	(1.3)
Total litigation settlements and other contingencies, net	$(30.3)	$(50.6)
During the nine months ended September 30, 2019, the Company recognized a net gain of approximately $1.4 million primarily related to a favorable litigation settlement related to the Celgene matter of $62.0 million recognized during the nine months ended September 30, 2019 offset by litigation related charges for settlements reached related to the modafinil antitrust matter of $18.0 million and the settlement with the SEC in connection with the SEC staff's investigation of the Company's public disclosures regarding its 2016 settlement with the Department of Justice concerning the EpiPen Medicaid Drug Rebate Program of $30.0 million. In addition, a $28.9 million gain was recognized for the reduction of contingent consideration related to the respiratory delivery platform. Litigation settlements for the nine months ended September 30, 2018, consisted primarily of a gain of approximately $14.7 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $13.3 million related to an antitrust and a patent infringement matter. In addition, a $49.3 million gain was recognized for the reduction of contingent consideration related to the respiratory delivery platform.
Interest Expense
Interest expense for the nine months ended September 30, 2019 totaled $391.3 million, compared to $407.1 million for the nine months ended September 30, 2018, a decrease of $15.8 million. The decrease is primarily due to lower average long-term debt balances during the current year.
Other Expense, Net
Other expense, net was $32.7 million for the nine months ended September 30, 2019, compared to $44.3 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$43.6	$58.6
Foreign exchange gains, net	(4.4)	(16.0)
Other (gains)/losses, net	(6.5)	1.7
Other expense, net	$32.7	$44.3
Income Tax Provision (Benefit)
For the nine months ended September 30, 2019, the Company recognized an income tax provision of $22.9 million, compared to a benefit of $79.9 million for the comparable prior year period, an increase of $102.8 million. During the nine months ended September 30, 2019, primarily due to the settlement reached with the U.S. Internal Revenue Service, partially offset by the expiration of federal and foreign statutes of limitations, the Company increased its net liability for unrecognized tax benefits by approximately $50.9 million. Additionally, during the nine months ended September 30, 2019, the Company recorded a $42.0 million benefit resulting from refinements to previous estimates in conjunction with the filing of the Company’s 2018 U.S. federal tax return, which revised the estimated impact of the Company’s valuation allowance on its interest limitation deductions and the estimate of available foreign tax credits. In the prior year period, as a result of federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations, the Company reduced its liability for unrecognized tax benefits by approximately $86.0 million, which resulted in a net benefit to the income tax provision of approximately $53.0 million. Partially offsetting this benefit was an increase in the reserve for uncertain tax benefits of approximately $18.0 million for certain other matters. Additionally, during the nine months ended September 30, 2018, income tax benefits of approximately $30.0 million were recognized upon revaluations of certain deferred tax items upon statutory rate changes in certain non-U.S. jurisdictions, $6.9 million of valuation allowance releases in certain jurisdictions, and a benefit of approximately $6.2 million related to the finalization of previously recorded 2017 tax estimates upon the filing of tax returns. Also impacting the current year income tax expense was the changing mix of income earned in jurisdictions with differing tax rates.
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

Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings and U.S. GAAP EPS to Adjusted EPS
A reconciliation between net earnings (loss) and diluted earnings per share, as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2019		2018		2019		2018
U.S. GAAP net earnings (loss) and U.S. GAAP EPS	$189.8	$0.37	$176.7	$0.34	$(3.7)	$(0.01)	$301.3	$0.58
Purchase accounting related amortization (primarily included in cost of sales)	408.5		428.7		1,283.9		1,282.4
Litigation settlements and other contingencies, net	(51.9)		(20.4)		(30.3)		(50.6)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	6.6		12.1		20.8		31.0
Clean energy investments pre-tax loss	10.4		12.6		43.6		58.6
Acquisition related costs (primarily included in SG&A) (a)	43.0		4.9		56.6		17.4
Restructuring related costs (b)	0.8		80.8		78.3		202.3
Share-based compensation expense (c)	16.1		—		50.9		—
Other special items included in:
Cost of sales (d)	70.9		65.4		268.1		139.4
Research and development expense (e)	40.3		3.2		100.5		100.3
Selling, general and administrative expense	8.4		(0.7)		33.1		33.2
Other expense, net (f)	—		1.3		—		25.5
Tax effect of the above items and other income tax related items (g)	(138.5)		(116.6)		(342.7)		(445.7)
Adjusted net earnings and adjusted EPS	$604.4	$1.17	$648.0	$1.25	$1,559.1	$3.02	$1,695.1	$3.28
Weighted average diluted ordinary shares outstanding	516.2		516.5		516.4		516.5
____________
Significant items for the three and nine months ended September 30, 2019 include the following:

(a)
Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. The increase for the three and nine months ended September 30, 2019 relates to transaction costs for the pending Upjohn transaction.

(b)
For the three months ended September 30, 2019, charges of approximately $11.4 million are included in cost of sales and a net gain of $10.5 million is included in SG&A. For the nine months ended September 30, 2019, charges of approximately $72.2 million are included in cost of sales and net charges of approximately $6.1 million are included in SG&A. Refer to Note 17 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(c)
Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings and adjusted EPS. The full year impact for the year ended December 31, 2018 was insignificant. As such, the three and nine months ended September 30, 2018 amounts were not added back to U.S. GAAP net earnings.

(d)
Costs incurred during the three months ended September 30, 2019 primarily relate to incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $50.0 million. The nine months ended September 30, 2019 increased $128.7 million primarily due to $54.4 million for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant, approximately $35.1 million for product recall costs, including inventory write-offs, and charges related to the cancellation of a contract, each of which were higher during the nine months ended September 30, 2019 compared to the prior year period.

(e)
R&D expense for the three months ended September 30, 2019 consists primarily of expenses for product development arrangements of approximately $39.8 million. Refer to Note 4 Acquisitions and Other Transactions included in Part I, Item 1 of this Form 10-Q for additional information. R&D expense for the three months ended September 30, 2018 includes expenses relating to on-going collaboration agreements, including Momenta Pharmaceuticals, Inc.

(f)
The 2018 amount primarily related to mark-to-market losses of investments in equity securities historically accounted for as available-for-sale securities and the cumulative realized gains on such investments.

(g)	The impact of changes related to uncertain tax positions is excluded from adjusted earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.12 billion for the nine months ended September 30, 2019. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $588.6 million to $1.12 billion for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $1.71 billion for the nine months ended September 30, 2018. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net decrease in net cash provided by operating activities was principally due to the following:

•	a decrease in net earnings of approximately $305.0 million, principally as a result of a decrease in earnings from operations;

•	a net decrease in non-cash expenses of $52.7 million;

•	a net decrease in the amount of cash provided by accounts receivable of $282.9 million, reflecting the timing of sales and cash collections;

•	a net increase in the amount of cash used through changes in trade accounts payable of $69.1 million as a result of the timing of cash payments; and

•	a net increase of $52.1 million in the amount of cash used through changes in inventory balances.

These items were partially offset by the following:

•	a net increase in the amount of cash provided by changes in other operating assets and liabilities of $136.0 million; and

•	a net decrease in the amount of cash used through changes in income taxes of $37.2 million as a result of the level and timing of estimated tax payments made during the current period.
Investing Activities
Net cash used in investing activities was $410.9 million for the nine months ended September 30, 2019, as compared to $1.03 billion for the nine months ended September 30, 2018, a net decrease of $623.9 million.
In 2019, significant items in investing activities included the following:

•
cash paid for acquisitions, net totaling approximately $148.7 million primarily related to the deferred non-contingent purchase payments due to Novartis AG for the purchase of the worldwide rights to the TOBI Podhaler® and TOBI® solution global cystic fibrosis products;

•	payments for product rights and other, net totaling approximately $146.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations;

•	proceeds from the sale of assets of $24.3 million; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $139.6 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2019 calendar year are expected to be approximately $200 million to $300 million.

In 2018, significant items in investing activities included the following:

•
cash paid for acquisitions, net totaling approximately $307.1 million related to deferred non-contingent purchase price payments for the acquisition of Apicore, Inc. and the purchase of the worldwide rights to the TOBI Podhaler® and TOBI® solution;

•
payments for product rights and other, net totaling approximately $613.0 million, which included payments of approximately $576 million related to commercialized product rights, primarily related to Betadine in certain European markets and other products in certain rest of world markets; and

•	capital expenditures, primarily for equipment and facilities, totaling approximately $137.4 million.
Financing Activities
Net cash used in financing activities was $704.6 million for the nine months ended September 30, 2019, as compared to $514.7 million for the nine months ended September 30, 2018, a net increase of $189.9 million.

In 2019, significant items in financing activities included the following:

•
long-term debt payments of approximately $657.1 million consisting primarily of the redemption of $550.0 million principal amount of 2.500% Senior Notes due 2019 and repayment of the remaining approximately $100.0 million balance of the 2016 Term Facility (as defined in Note 13 Debt in Part I, Item 1 of this Form 10-Q);

•
payments totaling approximately $47.8 million (of the $79.0 million) in milestone payments related to Pfizer Inc.’s proprietary dry powder inhaler delivery platform (“the respiratory delivery platform”) contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities; and

•	a net decrease in short-term borrowings of $1.9 million.
In 2018, significant items in financing activities included the following:

•	the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million completing the previously authorized share repurchase program;

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
Capital Resources
Our cash and cash equivalents totaled $358.9 million at September 30, 2019, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility and the Commercial Paper Program (which are defined in Note 13 Debt in Part I, Item 1 of this Form 10-Q), and the Receivables Facility and the Note Securitization Facility (each as defined below) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has a $400 million accounts receivable securitization facility (the “Receivables Facility”). On April 25, 2019, the Company entered into an amendment to the Receivables Facility to extend its expiration date to April 22, 2022. As of September 30, 2019, the Company had no amounts outstanding under the Receivables Facility.
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
At September 30, 2019, our long-term debt, including the current portion, totaled $13.02 billion, as compared to $13.82 billion at December 31, 2018. Total long-term debt is calculated net of deferred financing fees which were $64.3 million and $74.6 million at September 30, 2019 and December 31, 2018, respectively.
For additional information regarding our debt and debt agreements refer to Note 13 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2019 was as follows for each of the periods ending December 31:
The Company’s 2018 Revolving Facility contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The 2018 Revolving Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“leverage ratio”).
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. The Revolving Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at September 30, 2019 and expects to remain in compliance for the next twelve months.

Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for milestone and royalty obligations reflected as acquisition related contingent consideration. Refer to Note 12 Financial Instruments and Risk Management in Part I, Item of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at September 30, 2019 totaled approximately $469.0 million, which includes the new agreements entered into during 2019. We estimate that the amounts that may be paid in the next twelve months to be approximately $58.0 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $258.8 million at September 30, 2019. In addition, the Company expects to incur approximately $15 million to $20 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2019.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $90.3 million accrued for legal contingencies at September 30, 2019.
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
On July 29, 2019, Newco and certain financial institutions executed a 364-day bridge commitment letter pursuant to which such financial institutions have committed to provide bridge financing (the “Bridge Facility”) to Newco to fund the amount of the cash payment from Newco to Pfizer and to pay fees and expenses related to the transactions contemplated by the

Business Combination Agreement. Mylan N.V. and Mylan Inc. will be guarantors of the Bridge Facility from and after the consummation of the Combination.

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
The Company performed a quantitative impairment analysis for all of its reporting units as of April 1, 2019. The impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis utilizing both income and market-based approaches in our goodwill assessment process. We utilized an average of the two methods in estimating the fair value of the individual reporting units, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.
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
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $900.0 million or 7.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2018 annual impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2019, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 6.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 24.0%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to

9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 20 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except for the risk factors disclosed in Part II, Item 1A of Mylan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

ITEM 6. EXHIBITS

2.1
Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V., filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 29, 2019, and incorporated herein by reference.#

2.2
Separation and Distribution Agreement, dated as of July 29, 2019, by and among Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on July 29, 2019, and incorporated herein by reference.#

10.1	Mylan N.V. Severance Plan and Global Guidelines.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
#
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Mylan agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
November 5, 2019

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
November 5, 2019