Form 10-K
period 2019-12-31
Mylan N.V.
filed 2020-02-28
CIK 1623613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
+44 (0) 1707-853-000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary shares, nominal value €0.01	MYL	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the outstanding ordinary shares, nominal value €0.01, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,814,190,996.
The number of ordinary shares outstanding, nominal value €0.01, of the registrant as of February 24, 2020 was 516,177,189.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

MYLAN N.V.
INDEX TO FORM 10-K
For the Year Ended December 31, 2019

PART I

ITEM 1.	Business
Mylan N.V. (the successor registrant to Mylan Inc.), along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”), is a global pharmaceutical company committed to setting new standards in healthcare and providing 7 billion people access to high quality medicine. We offer a portfolio of more than 7,500 products, including prescription generic, branded generic, brand-name drugs and over-the-counter (“OTC”) remedies. We market our products in more than 165 countries and territories. As of December 31, 2019, our global workforce totaled approximately 35,000 employees and external contractors. Some of our employees are unionized or part of works councils or trade unions.
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed “Viatris” effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra. The consummation of the Combination is subject to various customary closing conditions, including receipt of regulatory approvals and approval of the Combination by Mylan’s shareholders, and is expected to close in mid-2020. See Item 1A, “Risk Factors,” Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 4 Acquisitions and Other Transactions of the notes to consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for additional information regarding the Combination.
Business Evolution
Mylan was founded in 1961 as a privately-owned company to help people in rural communities in the United States (“U.S.”) state of West Virginia obtain quality affordable medicines. Originally a distributor of other firms’ products, we grew over time into one of the nation’s largest manufacturers of generic drugs (“Gx”). Mylan became a publicly traded company in 1973.
Approximately a decade ago, in response to industry changes, Mylan developed and began executing on a strategy to set new standards in healthcare. Our goal was to create a durable business model that would harness the power of competition to drive innovations capable of increasing access to medicine.
Our strategy involved creating robust research, manufacturing, supply chain and commercial platforms on a global scale; substantially expanding our portfolio of medicines; diversifying by geography, product type and channel; maintaining our commitment to quality; cultivating our corporate culture and workforce; and continuing to manage for the long-term.
Acquisitions, including that of Matrix Laboratories Limited (2007); Merck KGaA’s generics and specialty pharmaceutical business (2007); the EPD Business (as defined below) (2015) and Meda AB (publ.) (“Meda”) (2016), have played a significant role in the evolution of the Company.

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
We expect that the planned combination with the Upjohn Business will not only complete this strategy, but will also further unlock the true value of our platform. We also expect to acquire complementary products and product-development capabilities in the future. As part of our acquisition and integration efforts, Mylan has been and is planning to continue to remain focused on how to best optimize and maximize all of our assets across the organization and all geographies.
Unless otherwise indicated, industry data included in this Item 1 is sourced from IQVIA Holdings Inc. and is for the twelve months ended November 2019. Mylan product information is from internal sources and is as of December 31, 2019.
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
It is with these considerations in mind that we built and scaled our commercial, operational and scientific platforms, which we believe meet the evolving needs of customers in ways that are globally consistent and locally sensitive. As a result, Mylan now reaches patients in nearly every corner of the world with a wide range of products.
We believe that the breadth and depth - i.e., the diversity - of our business and platforms have rendered our business durable, as we are not dependent on any single market or product.

We also believe that durability not only helps us expand people’s access to medicine, it also allows us to better compete on a global basis than many of our peers. Our primary competitors in the prescription drugs space include other pharmaceutical companies, including manufacturers of brand-name, generic drugs and branded drug companies, that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. Our OTC products face competition from pharmaceutical companies and from retailers that carry their own private-label brands.
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
Outside the U.S. and Puerto Rico, we own 37 production, distribution, and administrative facilities in 15 countries.

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
The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2019, 2018 and 2017.

	Percentage of Consolidated Net Sales
	2019	2018	2017
McKesson Corporation	15%	12%	13%
AmerisourceBergen Corporation	9%	8%	8%
Cardinal Health, Inc.	8%	8%	10%
We serve our customers through a team of approximately 7,000 sales and marketing professionals, all of whom are focused on establishing Mylan as our customers’ partner of choice. To best meet customers’ needs, Mylan manages its business on a geographic basis.
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
See the Application of Critical Accounting Policies section in Item 7 of this Annual Report on Form 10-K for more information related to customer arrangements.
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
Generic drugs (“Gx”) are therapeutically equivalent versions of brand-name medicines. Generics generally become available once the patents and other exclusivities on their branded counterparts expire. Gx products typically are sold under their International Nonproprietary Names (“INNs”). INNs facilitate the identification of pharmaceutical substances or APIs. Each INN is unique and globally recognized. A nonproprietary name also is known as a generic name.
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
Branded generics (“Bx”) are off-patent products that are sold under an approved proprietary name for marketing purposes. Rx products often become Bx products once patent protections or other forms of exclusivity expire. Bx products are common in many countries outside the U.S., including emerging markets. In addition, complex products, such as biosimilars (that is, a biological product that is highly similar to an already approved reference biological product, and for which there are no clinically meaningful differences between the biosimilar and the reference biological product in terms of safety, purity and potency), often are marketed under a brand-name.
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
Institutional pharmacies address the unique needs of hospitals, nursing homes and other such venues. Among the services provided are specialized packaging, including for injectables and unit-dose products, for controlled administration.
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
The charts below display Mylan’s net sales by segment and by product type for the year ended December 31, 2019. Net sales are generated primarily from the sale of pharmaceutical products, including API.
With respect to product type, generic offerings continue to represent over 50% of our net sales, in keeping with Mylan’s emphasis on expanding people’s access to medicine.

In addition, we have focused our products in 10 major therapeutic areas. We have critical mass in these areas, though our sales emphasis varies by market according to need and opportunity.

MYLAN’S MAJOR THERAPEUTIC AREAS*

Products	Cardiovascular	CNS & Anesthesia	Dermatology	Diabetes & Metabolism	Gastroenterology
Current	1,150	1,900	500	450	700
Pipeline	300	400	60	250	100

Products	Immunology	Infectious Disease	Oncology	Respiratory & Allergy	Women’s Health
Current	80	1,100	450	600	650
Pipeline	75	800	500	150	150

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
Gx are widely accepted in the U.S., accounting in 2019 for approximately 90% of prescriptions dispensed, but only about 20% of total prescription drug costs. Over the last five years, Mylan has launched more generics in the U.S. than any other company.
Among our branded prescription products are EpiPen® Auto-Injector, Perforomist® Inhalation Solution and Dymista®. YUPELRITM, an inhalation solution for the maintenance treatment of patients with chronic obstructive pulmonary disease, was launched in December 2018. Our OTC portfolio includes Cold-EEZE®, MidNite® and Vivarin®, as well as other products. Our promotion efforts are supported by a salesforce of approximately 300 sales representatives.

New product launches are an important growth driver. Important recent launches include complex products such as Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab), and Wixela™ Inhub™ (AB rated generic of Advair Diskus®). Our emphasis on complex products, some of which we develop in collaboration with other companies, is evidenced by our efforts to develop and introduce generic versions of Symbicort®, Restasis®, and a biosimilar to Avastin® in North America.
While our U.S. customer base is extensive, it increasingly comprises a small number of very large firms as the pharmaceutical industry continues to undergo tremendous change and consolidation. Mylan is well positioned to serve such customers - in the U.S. and elsewhere - due to the scale we have built in terms of R&D, API and finished-dosage-form manufacturing, and portfolio breadth.
Europe
Mylan’s business in Europe is driven by our scale across 35 countries.
Generic medicines have transformed healthcare in the region over the last decade by significantly increasing patients’ access to medicine in an era of rising demand for healthcare services and constrained finances. In 2019 generic pharmaceuticals represented more than half of medicines used in Europe, but less than one quarter of total drug costs. Europe represents the world’s second largest generic pharmaceuticals market, by value. The European markets, where many governments provide healthcare at a low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels, continue to be highly competitive, especially in terms of pricing, quality standards, service levels and product portfolio. Our leadership position in a number of countries provides us a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
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
Today approximately 40% of people being treated worldwide for the disease rely on one of our products. Most of these individuals live in countries that make up our Rest of World segment.
Many countries in this segment are brand-focused, and generic penetration is low. Our approximately 2,000 sales representatives are deployed in approximately 35 countries to promote our products. Among them are brands such as Amitiza®, Dona®, Creon®, Elidel® and Legalon®.
New product launches are an important growth driver. In accordance with our focus on complex products, we look forward to continuing to launch products such as Semglee™, ABEVMY® (bevacizumab) and OgivriTM (trastuzumab-dkst) into additional countries and introducing new medicines.
We look to maintain our leadership positions in countries such as Australia and Japan. We also are focused on maximizing opportunities in emerging markets like China, Brazil, India, Russia, Mexico, Turkey and Southeast Asia, where we see opportunity to introduce our existing global portfolio of products, especially our generics.
In addition, we have begun leveraging our ARV platform and expertise to help HIV patients in higher-income countries and to expand access to treatments for other infectious diseases, such as tuberculosis and malaria.
Refer to Note 15 Segment Information included in Item 8 in this Annual Report on Form 10-K for more information about our segments.
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
The lengthy process of developing products and obtaining required approvals and the continuing need for post-approval compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review and inspection, which can lead to the discovery of previously unknown problems with products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.
Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit-sharing payments.
Other Regulatory Requirements
Our business is subject to a wide range of various other federal, state, non-governmental, and local agency rules and regulations. They focus on fraud and corruption, pricing and reimbursement, data privacy, and the environment, among many other considerations. For more information about certain of these regulations and the associated risks we face, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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
Consistent with Mylan’s drive for durability, the allocation of our investments over the last several years has shifted away from commodity products, such as conventional oral solid dosage forms, to more complex or difficult-to-formulate products, such as biosimilars.
As a result, our product pipeline includes a variety of dosage forms. Collectively, these investments represent more than 3,000 products under development or pending approval around the world. Refer to the chart in the Business Segments section above for information pertaining to products in pipeline by major therapeutic area.

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
Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biosimilar compounds, insulin analog products and respiratory products, among other complex products. Mylan’s significant collaboration and licensing agreements include those with Pfizer, Momenta Pharmaceuticals, Inc. (“Momenta”), Theravance Biopharma, Inc. (“Theravance Biopharma”), Biocon Ltd. (“Biocon”) and Fujifilm Kyowa Kirin Biologics Co. Ltd (“FKB”). Refer to Note 19 Collaboration and Licensing Agreements included in Item 8 in this Annual Report on Form 10-K for more information.
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
We also have an extensive patent portfolio and actively file for patent protection in various countries to protect our brand-name, generic, branded generic, biosimilars and OTC products, including processes for making and using them. We have more than 5,000 patents filed globally. For additional information, see “Risk Factors - We rely on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights.”
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
We operate in a complex and rapidly changing environment that involves risks, many of which are beyond our control. Our business, financial condition, results of operations, cash flows, and/or share price could be materially affected by any of these risks, if they occur, or by other factors not currently known to us, or not currently considered to be material. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K, as well as our other filings with the SEC. As discussed in Item 1. “Business” of this Annual Report on Form 10-K, Mylan, Pfizer, Upjohn and certain of their affiliates have entered into a Business Combination Agreement pursuant to which they plan to effect the Combination. In addition to the risks described below, other risks related to the Combination, the Upjohn Business, the combined company’s business and Newco common stock are described in the registration statement on Form S-4, which has been filed by Upjohn with the SEC and subsequently amended, and declared effective on February 13, 2020, Form 10, which has been filed by Upjohn with the SEC and subsequently amended and has not yet been declared effective, and a definitive proxy statement of Mylan, which has been filed by Mylan on February 13, 2020.
Our risk factors are organized into five categories: Combination, Strategic, Operational, Compliance and Finance.
Combination Risks

Mylan, Pfizer and Upjohn may be unable to satisfy the conditions or obtain the approvals required to complete the Combination, and regulatory agencies may delay or impose conditions on approval of the Combination, which may diminish the anticipated benefits of the Combination. Failure to complete the Combination could adversely impact the market price of our shares as well as our business and operating results.

The consummation of the Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”) and the receipt of regulatory approvals in certain other jurisdictions, (b) the consummation of the Separation and the Distribution in accordance with the terms of the Separation Agreement (each as defined in Item 7 of this Annual Report on Form 10-K), (c) the approval of the Combination by Mylan shareholders, (d) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions, (e) in the case of Pfizer’s and Newco’s obligations to consummate the transactions, (i) the distribution of $12 billion in cash from Upjohn to Pfizer in accordance with the terms of the Separation Agreement and (ii) the receipt by Pfizer of a U.S. Internal Revenue Service (“IRS”) ruling and tax opinion of its tax counsel with respect to the Combination, and (f) other customary closing conditions. We cannot make any assurances that these conditions will be satisfied (or, if applicable, validly waived) in a timely manner or at all, in which case closing of the Combination may be delayed or may not occur and the benefits expected to result from the Combination may not be achieved. Any delay in the completion of the Combination could diminish anticipated benefits of the Combination or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Combination.

To the extent that the market price of our ordinary shares reflects positive market assumptions that the Combination will be consummated, the price of our ordinary shares may decline if the Combination is not consummated for any reason or in a timely manner. We may also be subject to additional risks if the Combination is not consummated, including:

•	the requirement that we pay Pfizer a termination fee of $322 million if the Combination is not consummated because the Business Combination Agreement is terminated under certain circumstances;

•
the requirement that we must reimburse Pfizer up to $96 million of Pfizer’s reasonable out-of-pocket costs, fees and expenses in connection with the transactions, if our shareholders do not approve the Combination and the Business Combination Agreement is terminated by either Pfizer or us;

•
the fact that substantial costs related to the Combination incurred by us, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Combination is consummated; and

•	possible negative reactions from our customers, regulators and employees.

The pendency of the Combination could adversely affect our business and operations.

Whether the Combination is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Combination, including, for example, obtaining regulatory approvals, will require significant time and attention from our management and may divert attention from the day-to-day operations of our business. Any uncertainty over the ability of Pfizer, us and Upjohn to complete the Combination could make it more difficult for us to retain key employees or attract new talent, or to pursue business strategies.

Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Additionally, we have contracts with certain customers, suppliers, vendors, distributors, lenders, and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Combination. Obtaining such consents may be difficult and could impose costs on us, including renegotiating such contracts on terms less favorable to us, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business.

The Business Combination Agreement subjects us to restrictions on certain of our business activities and obligates us to generally operate our business in the ordinary course in all material respects consistent with past practice prior to completion of the Combination. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Combination and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position. The Business Combination Agreement also subjects us to certain restrictions on our ability to solicit any alternative transaction proposal during the pendency of the Combination, although in certain circumstances we may make a change in recommendation in response to an unsolicited alternative transaction proposal that our board of directors determines is more favorable to us and our shareholders and other stakeholders than the Combination.

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
Investors who hold Mylan N.V.’s ordinary shares may not be able to sell their shares at or above the price at which they purchased such shares. The share price of Mylan N.V.’s ordinary shares fluctuates materially from time to time, including significant declines in the past few years, and we cannot predict the price of our ordinary shares at any given time. The risks described herein could cause the price of our ordinary shares to fluctuate materially. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced price and volume fluctuations. These broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In addition, the price of our ordinary shares may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of our ordinary shares could decline as a result of analysts lowering their valuations and recommendations or otherwise. Following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation actions have been instituted against us and other companies. Such litigation has in the past and could in the future result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, we or our shareholders also may offer or sell our ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares. An increase in the number of ordinary shares issued and outstanding and the possibility of sales of ordinary shares or securities convertible into or exchangeable or exercisable for ordinary shares may depress the future trading price of our ordinary shares. Furthermore, if additional offerings occur, the voting power of our then existing shareholders may be diluted.
Our strategic initiatives may not achieve all intended benefits.
There can be no assurance that our strategic initiatives will achieve their intended effects. We continually evaluate various strategic transactions and business arrangements, including acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures, product rationalization, investments, market selection and market strategy on an ongoing basis. These transactions and arrangements may be material both from a strategic and financial perspective. There can be no assurance that we will be able to fully realize the expected benefits of any transactions or restructurings or successfully complete the integration of acquired businesses or assets. Furthermore, although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. During the pendency of the Combination, these activities and initiatives are subject to applicable operating covenants set forth in the Business Combination Agreement and as discussed in “The pendency of the Combination could adversely affect our business and operations” above.

    The difficulties of achieving the benefits of strategic initiatives include, among others:

•	the diversion of management’s attention to integration matters and restructuring activities;

•
difficulties in achieving anticipated synergies, operating efficiencies, business opportunities, and growth prospects from restructuring or business transformation activities or business or asset combinations within the expected timeframe or at all;

•	difficulties in the integration of operations and information technology (“IT”) applications, including enterprise resource planning (“ERP”) systems;

•	difficulties in the integration of employees;

•	difficulties in managing the operations of a larger or more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in reducing reliance on transition services prior to the expiration of any period in which such services are provided by a transaction counterparty;

•	difficulties in obtaining a favorable price for any divestiture, in a timely manner or at all;

•	challenges in moving or rationalizing production facilities, including obtaining the consent of customers or regulatory authorities;

•	operational or financial difficulties that would not have occurred if acquired companies, businesses, or assets continued operating in their former structures;

•	challenges in attracting and retaining key personnel; and

•
the complexities of managing relationships with transaction counterparties and other business partners, including service agreements, development and manufacturing relationships, and license arrangements.

The overall execution of a strategic initiative, including the integration of a business or asset or restructuring activities, may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s and/or employee’s attention, among other potential adverse consequences, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We may be adversely affected by significant scrutiny from third parties, including governments, or negative publicity with respect to matters relating to our products, pricing practices and other matters.
The Company has been subject to significant press coverage and scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, with respect to matters relating to our business, pricing practices, and other matters. This coverage and public scrutiny have included assertions of wrongdoing against the Company which, regardless of the factual or legal basis for such assertions, have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state levels, claims brought against the Company by governmental agencies or private parties, and regulators taking other measures that could have a negative effect on the Company’s business. For example, both the U.S. House of Representatives and the U.S. Senate have conducted hearings with respect to pharmaceutical drug pricing practices and alleged anti-competitive behavior by pharmaceutical companies, and additional hearings are likely. Ongoing focus on these issues has in the past led and in the future could lead to investigations of price increases and other business practices of specific pharmaceutical companies, including Mylan. It is not possible to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions.
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
We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. The growth of overall healthcare costs has led governments and payors to implement new measures to control healthcare spending. As a result, we face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), volume-based procurement, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing. In the U.S., certain of these pressures are further compounded by increasing consolidation among wholesalers, retailer drug chains, pharmacy benefit managers (“PBMs”), private insurers, managed care organizations and other private payors, which can increase their negotiating power, particularly with respect to our generic drugs. Please also refer to “A significant portion of our revenues is derived from sales to a limited number of customers.”
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
In addition, there has been legislation and legislative proposals concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. For example, California, Oregon and several other states have recently implemented legislation requiring pharmaceutical companies to provide greater transparency with respect to drug prices and price increases and other states are considering similar legislation. In addition, Congress continues to consider drug pricing legislation that, if passed and signed into law, could impact companies’ ability to increase prices for prescription drugs. The current U.S. administration has also focused on lowering drug prices, through, for instance, the U.S. Department of Health and Human Services and FDA’s Safe Importation Action Plan announced in July 2019. These types of initiatives, at the federal or state level, could affect demand for, or pricing of, our products and we cannot predict what, if any, additional legislative developments may transpire or what the ultimate impact may be.
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
Our operations extend to numerous countries globally, including our significant operations in India, and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to:

•	compliance with the national and local laws of countries in which we do business, including, but not limited to, data privacy and protection, import/export and intellectual property protections;

•	less established legal and regulatory regimes in certain jurisdictions, including with respect to the enforcement of intellectual property rights;

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

•	changes in policies designed to promote foreign investment, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation;

•	increased Congressional scrutiny of overseas pharmaceutical manufacturing and policy proposals related to increasing U.S. production of pharmaceutical products and API;

•	differing local product preferences and product requirements;

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

•
local disturbances, the outbreak of highly contagious diseases or other health epidemics (such as coronavirus), terrorist attacks, riots, social disruption, wars, or regional hostilities in the countries in which we or our partners and suppliers operate and that could affect the economy, our operations and employees by disrupting operations and communications, making travel and the conduct of our business more difficult, and/or causing our customers to be concerned about our ability to meet their needs; and

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
For example, the formal change in the relationship between the European Union (“EU”) and the U.K. as a result of the U.K. referendum to leave the EU (“Brexit”) could impact our business. Pursuant to the withdrawal agreement between the U.K. and the EU, the U.K. formally withdrew from the EU on January 31, 2020 with status quo arrangements through a transition period. The transition period began on February 1, 2020 and is expected to last until December 31, 2020. While the Withdrawal Agreement provides for the possibility of one or more extensions of this transition period for up to two additional years, the United Kingdom has currently ruled out any such extension. During this transition period, the U.K. and the EU will negotiate a final agreement to govern their long-term relationship (the “Final Agreement”); however, if no agreement is reached before December 31, 2020 and no extension to the transition period is agreed to, a no-deal Brexit will occur on December 31, 2020.
Since Final Agreement negotiations are ongoing and a no-deal Brexit is still possible, the impact of Brexit on us remains uncertain. It continues to be the case that Brexit could lead to divergent national laws and regulations, import/export restrictions, and potential changes to intellectual property rights, regulatory approval requirements and pharmaceutical regulations in the EU and the U.K., which could materially impact the way we conduct our operations in those markets. In addition, because we are tax resident in the U.K., the U.K. withdrawal from the EU could, depending on the results of the ongoing Final Agreement negotiations, eliminate the benefit of certain tax treaties and tax-related EU directives. Any of these potential effects of Brexit, and others we cannot anticipate, could negatively affect our business and financial results.

In addition, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, Hubei Province, China. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in numerous other countries. In order to inhibit the spread of coronavirus, many manufacturing facilities throughout China have been shut down or are operating at lower capacities, which could impact the supply of API and other pharmaceutical product components from China. The extent to which the coronavirus impacts Mylan’s operations, including continued or increased disruptions to the supply chain, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we may, from time to time, sell assets that we determine are not critical to our strategy or execution. Future events or decisions may also lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment.
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
We also face increasing competition from lower-cost generic products and other branded products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products may decline or stop growing over time. Various factors may result in the sales of certain of our products declining faster than has been projected. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our sales.
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
Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For the years ended December 31, 2019 and 2018, Mylan’s top ten products in terms of sales, in the aggregate, represented approximately 23% and 20%, respectively, of the Company’s net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially adversely affected.

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
Several countries in which we operate have implemented, or plan to or may implement, government mandated price reductions and/or other controls. For example, China has implemented a volume-based procurement process and other measures designed to decrease prices for non-patented drug products. When such price controls occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market after the price decrease. Such price reductions or controls could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the U.S., and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively, the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws increased the number of patients who have insurance coverage for our products, they also included provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs. The Health Reform Laws continue to face uncertainty due to administrative efforts to repeal, substantially modify or invalidate some or all provisions of the Health Reform Laws, as well as challenges to their constitutionality. Further, Congress continues to consider drug pricing legislation that, if passed and signed into law, could impact companies’ ability to increase prices for products beyond the rate of inflation.
We are unable to predict the future course of federal or state healthcare legislation, including the outcome of challenges to such laws once passed. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
Significant additional reforms to the U.S. or EU healthcare systems, or to the healthcare systems of other markets in which we operate, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
We are subject globally to various laws and regulations concerning, among other things, the environment, climate change, regulation of chemicals, employee safety and product safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of regulated materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. In addition, our environmental capital expenditures and costs for environmental compliance may increase substantially in the future as a result of changes in global environmental health and safety laws and regulations, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.
The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. We are committed to conducting our business, including the sale and marketing of our products, in compliance with all applicable laws and regulations. These laws and regulations, however, are numerous and complex and it is possible that a governmental authority may challenge our activities, or that an employee or agent could violate these laws and regulations without our knowledge. Failure to comply with regulations of the FDA and other U.S. and foreign regulators could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, exclusion from U.S. federal healthcare reimbursement programs, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information about any of our marketed or investigational products, those authorities may require further inspections, enhancements to manufacturing controls, labeling changes, establishment of a risk evaluation and mitigation strategy or similar strategy, restrictions on a product’s indicated uses or marketing, or post-approval studies or post-market surveillance. In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Supply Chain Security Act in the U.S., the Falsified Medicines Directive in the EU and several other such regulations in other countries that require us to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations has in the past and may in the future result in increased expenses for us or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.
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
Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite efforts at compliance, from time to time we or our partners receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, on November 5, 2019 the FDA issued a warning letter to Mylan’s API manufacturer Mylan Laboratories Limited Unit 8 relating to the manufacturing of valsartan API and nitrosamine impurities. Mylan has provided a thorough response to the FDA regarding the issues identified and remediation is ongoing. In addition, on November 9, 2018, the FDA issued a warning letter with respect to our manufacturing plant in Morgantown, West Virginia. This action resulted from previously disclosed observations of the plant made by FDA in April 2018. We have implemented comprehensive restructuring and remediation activities at our Morgantown plant, and the issues raised in the warning letter are being addressed within the context of these activities. However, we or our partners may receive similar observations and correspondence in the future. If we are unable to resolve these observations and address regulator’s concerns in a timely fashion, our business, financial condition, results of operations, cash flows, and/or ordinary share price could be materially affected.
We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Agency (“DEA”) in the U.S., as well as those of similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and similar regulatory agencies for procurement quotas in order to obtain these substances. Any delay or refusal by the DEA or such similar agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched. In addition, some states have passed laws and regulations imposing assessments on the sale or distribution of certain controlled substances, and other states are considering and may implement similar laws and regulations in the future. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
The use of legal, regulatory, and legislative strategies by both brand and generic competitors, including but not limited to “authorized generics” and regulatory petitions, may increase costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction, and could significantly reduce our revenue and profit.
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

•	contracting strategies among pharmaceutical manufacturers and PBMs that could decrease generic or biosimilar utilization and negatively impact our product launches;

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
Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example, the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable. In addition, these regulatory agencies may be delayed in reviewing and approving products as a result of lapsed or insufficient funding, insufficient staffing or other factors beyond our control. As a result of Brexit, the EU moved the headquarters of the EMA from the U.K. to the Netherlands in March 2019, which raises the possibility that any existing and/or new regulatory approval applications in the EU, whether for existing or new drug products, could be delayed as a result. Any delay in regulatory approval could impact the commercial or financial success of a product.
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
During the years ended December 31, 2019, 2018 and 2017, Mylan’s consolidated net sales to its three largest customers were approximately: 8%, 8%, and 10%, respectively, to Cardinal Health, Inc.; 15%, 12%, and 13%, respectively, to McKesson Corporation; and 9%, 8%, and 8%, respectively, to AmerisourceBergen Corporation.
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
We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, and in certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In addition, quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
It is important that we attract and retain qualified personnel in order to develop and commercialize new products, manage our business, and compete effectively. Competition for qualified personnel in the pharmaceutical industry is very intense. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations. Additionally, while we work to ensure that we have effective plans in place for management succession, any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. While we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. Current and prospective employees might also experience uncertainty about their future roles with us following the consummation and/or integration of recent acquisitions, the Combination, and potential future transactions, which might adversely affect our ability to retain key managers and other employees. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition provisions, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
There also may be situations, such as the decision to launch our 40mg/mL glatiramer acetate and Fulphila products, where we use our business judgment and decide to market and sell products directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) and other third-party rights have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, a reasonable royalty on sales, damages measured by the profits lost by the patent holder, or by profits earned by the infringer. If there is a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic or biosimilar products. An adverse decision in a case such as this, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could result in substantial penalties, and/or have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.
Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain, maintain and enforce patents and trademarks of sufficient scope to lawfully prevent third parties from developing and/or marketing infringing products. In the absence of adequate intellectual property protections or other barriers to entry, competitors may adversely affect our branded products business by independently developing and/or marketing substantially equivalent products. It is also possible that we could incur substantial costs if we initiate litigation against others to protect or enforce our intellectual property rights.
We may file patent filings covering the API, formulation, methods of making, and/or methods of using for our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to cover or otherwise protect our branded products. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence inter partes review or interference proceedings involving, or consider other challenges to, our patents or patent applications. In addition, branded products often have market viability based upon the goodwill of the product name, which typically benefits from trademark protection. Our branded products may therefore also be subject to risks related to the loss of trademark or patent protection or to competition from generic or other branded products. Challenges can come from other businesses, individuals or governments, and governments could require compulsory licensing of this intellectual property. Any challenge to, or invalidation or circumvention of, our intellectual property (including patents or patent applications, copyrights and trademark protection) would be costly, would require significant time and attention of our management, and could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
We also rely on trade secrets, unpatented proprietary know-how, trademarks, trade dress, regulatory exclusivity and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. These measures may not provide adequate protection for our unpatented technology. If these agreements are breached, it is possible that we will not have adequate remedies. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors or we may not be able to maintain the confidentiality of information relating to such products.
Our ability to enforce intellectual property rights also depends on the laws of individual countries, each country’s practices with respect to enforcement of intellectual property rights, and the extent to which certain countries may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing, or threat of compulsory licensing, of pharmaceutical intellectual property). If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our intellectual property rights, this could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, claims with respect to the manufacture, sale marketing and distribution of opioid products, antitrust matters, breach of contract, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs. With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. In addition, after the consummation of the Combination, Newco has agreed to pay Pfizer an amount equal to 57% of any losses actually incurred or suffered by Mylan, Newco or their respective subsidiaries, since the date of the Business Combination Agreement, arising out of third-party actions relating to the manufacture, distribution, marketing, promotion or sale of opioids by or on behalf of Mylan or its subsidiaries. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price. Refer to Note 20 Litigation included in Item 8 in this Annual Report on Form 10-K for further discussion of litigation matters.
Emerging developments in the U.S. legal landscape relative to the liability of generic pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages. Although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
Significant disruptions to our IT systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated IT systems and infrastructure to operate our business. We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S., including significant elements of our IT infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. In addition, we and our vendors have experienced and expect to continue to experience phishing attempts, firewall and business email compromises and other third-party attacks on our or our vendors’ IT systems, networks and infrastructures. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Any security breach or other disruption to our or our vendors’ IT infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities.
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
We are subject to federal, state and international data privacy and security laws and regulations governing the collection, use, disclosure, transmission and protection of personal information, including health-related information. As the legislative and regulatory landscape for data privacy and security continues to evolve around the world, there has been an increasing focus on data privacy and security matters that may affect our business.
In the U.S., the federal Health Insurance Portability and Accountability Act of 1996, and the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”) governs the use, disclosure, and security of protected health information by HIPAA covered entities and business associates. Several U.S. states have enacted, or proposed, data privacy laws and regulations governing the confidentiality, security, use and disclosure of personal information, which may impose greater restrictions than federal data privacy and security laws and regulations. For example, the California Consumer Privacy Act of 2018 (“CCPA”) was signed into law on June 28, 2018 and became effective on January 1, 2020. The CCPA grants new rights to California consumers, including, among others, the right to know what personal information is collected, used, shared, or sold and a right to deletion of personal information held by businesses and businesses’ service providers. We may also be subject to other state data privacy and security breach notification laws, state health information privacy laws, and federal and state consumer protection laws which impose requirements for the collection, use, disclosure, transmission and protection of personal information. Each of these laws are subject to varying interpretations by courts and regulatory or government agencies, creating complex compliance issues for us. If we, or the third-party vendors on which we rely, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties.
Outside of the U.S., data protection laws, including the EU’s General Data Protection Regulation (“GDPR”), EU member states implementing regulations, and other jurisdictional data protection laws and regulations impose significant compliance obligations on our organization. The GDPR became effective in EU member states on May 25, 2018. The GDPR contains data protection requirements in the EU and imposes a framework of obligations and restrictions governing the collection, processing, and the transmission of personal data to jurisdictions outside of the EU. The GDPR affords individuals with a series of privacy rights related to the collection, processing, and transmission of their personal data. The GDPR imposes significant compliance obligations, including required processes and policies governing our collection, transmission, processing and use of individuals personal data. In addition, the GDPR includes significant penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other data protection laws and regulations, could require adaptation of our technologies or practices to satisfy local country data protection requirements and standards.
Other countries in which we operate, including Australia, Canada, China, India, Japan, Russia and South Africa, have, or are developing, laws and regulations governing the collection, use, securing and transmission of personal information as well that may affect our business or require us to adapt our technologies or practices. Most recently, Brazil enacted significant data privacy legislation, the Lei Geral de Protecaode Dados, which becomes effective in August 2020. Some countries, including India and Russia, are considering legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
These and similar initiatives could increase the cost of developing, implementing or maintaining our IT systems, require us to allocate more resources to compliance initiatives or increase our costs. In addition, a failure by us, or our third-party vendors, to comply with applicable data privacy and security laws may lead to government enforcement actions and private litigation, which could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, and/or ordinary share price.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, supply chain management, diversity and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the price of our ordinary shares.
In addition, a number of our customers, including certain government purchasers, have adopted, or may adopt, procurement policies that include social and environmental requirements, including, for example, requirements to conduct third party audits, or these customers may seek to include such provisions in their procurement contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change, vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity of our external supply chain and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investments and increase our costs or result in inefficiencies. Alternatively, we may be ineligible to participate in bids or tenders in certain markets, which may result in lost sales and revenues.
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

We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, including various intercompany transactions. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K., the Netherlands and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
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
We are subject to income taxes in many jurisdictions. Significant analysis and judgment are required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently subject to tax audits and investigations in several jurisdictions, and may be subject to other audits and investigations in the future. The final determination of any tax audits or related litigation could be materially different from our income tax provisions and accruals.
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
We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Our ability to claim tax credits under Section 45 of the Code depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in Section 45 of the Code. These include, among others, the emissions reduction, “qualifying technology”, and “placed-in-service” requirements of Section 45 of the Code, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in Section 45 of the Code. The ability to claim tax credits under these provisions is set to expire in 2021 and may not be renewed.
In addition, Congress could modify or repeal Section 45 of the Code and remove the tax credits retroactively. Further, Section 45 of the Code contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments. Finally, when the price of natural gas or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal, eliminate coal in the production of electricity or are otherwise unable to operate for an extended period of time, the availability of the tax credits would also be reduced. During the past few years, as a result of a decline in current and expected future production levels at certain of our clean energy facilities, the Company impaired its investment balance and other assets and in 2018 we terminated certain of our clean energy investments. Additional impairments or terminations could occur in the future.
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
From time to time, we issue variable rate debt based on the London Interbank Offered Rate (“LIBOR”) or undertake interest rate swaps that contain a variable element based on LIBOR. The Financial Conduct Authority in the U.K. has announced that it will phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2019, less than 10% of our outstanding debt is linked to LIBOR. However, if LIBOR ceases to exist, we may need to renegotiate or amend certain of our agreements and we may not be able to do so on terms that are favorable to us. As a result, our interest expense could increase. In addition, the overall financial market may be disrupted and there could be significant increases in benchmark rates or borrowing costs to borrowers as a result of the phase-out or replacement of LIBOR. Disruption in the financial market, significant increases in benchmark rates or borrowing costs or our inability to renegotiate agreements on favorable terms could have a material adverse effect on our business, financing activities, financial condition and operations.
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
The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
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
For information regarding legal proceedings, refer to Note 20 Litigation included in Item 8 in Part II of this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are traded on the NASDAQ Stock Market under the symbol “MYL”.
As of February 18, 2020, there were approximately 101,250 holders of Mylan N.V. ordinary shares, including those held in street or nominee name.
The Company did not pay dividends in 2019 or 2018 and does not intend to pay dividends on its ordinary shares in the near future.
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
STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2015, 2016, 2017, 2018 and 2019 of $100 invested on December 31, 2014 in the Company’s ordinary shares, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Mylan N.V. (1)	100.00	95.92	67.68	75.06	48.61	35.66
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Pharmaceuticals	100.00	106.21	103.90	116.41	126.16	145.72
____________

(1)	Mylan Inc. prior to February 27, 2015.

ITEM 6.	Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 in this Annual Report on Form 10-K and the consolidated financial statements and related notes to consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. The functional currency of the primary economic environment in which the operations of Mylan and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.
Mylan N.V. is the successor to Mylan Inc., the information set forth below refers to Mylan Inc. for periods prior to February 27, 2015, and to Mylan N.V. on and after February 27, 2015.

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017	2016	2015
Statements of Operations:
Total revenues	$11,500.5	$11,433.9	$11,907.7	$11,076.9	$9,429.3
Cost of sales (1)	7,602.9	7,432.3	7,124.6	6,379.9	5,213.2
Gross profit	3,897.6	4,001.6	4,783.1	4,697.0	4,216.1
Operating expenses:
Research and development	639.9	704.5	783.3	826.8	671.9
Selling, general and administrative	2,563.6	2,441.0	2,575.7	2,498.5	2,180.7
Litigation settlements and other contingencies, net	(21.4)	(49.5)	(13.1)	672.5	(97.4)
Total operating expenses	3,182.1	3,096.0	3,345.9	3,997.8	2,755.2
Earnings from operations	715.5	905.6	1,437.2	699.2	1,460.9
Interest expense	517.3	542.3	534.6	454.8	339.4
Other expense (income), net	43.8	64.9	(0.4)	122.7	206.1
Earnings before income taxes	154.4	298.4	903.0	121.7	915.4
Income tax provision (benefit)	137.6	(54.1)	207.0	(358.3)	67.7
Net loss attributable to the noncontrolling interest	—	—	—	—	(0.1)
Net earnings attributable to Mylan N.V. ordinary shareholders	$16.8	$352.5	$696.0	$480.0	$847.6
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders
Basic	$0.03	$0.69	$1.30	$0.94	$1.80
Diluted	$0.03	$0.68	$1.30	$0.92	$1.70
Weighted average ordinary shares outstanding:
Basic	515.7	514.5	534.5	513.0	472.2
Diluted	516.5	516.5	536.7	520.5	497.4
Selected Balance Sheet data:
Total assets	$31,255.5	$32,734.9	$35,806.3	$34,726.2	$22,267.7
Working capital (2)	1,188.2	1,779.9	828.0	2,481.8	2,350.5
Short-term borrowings	—	1.9	46.5	46.4	1.3
Long-term debt, including current portion of long-term debt	12,671.9	13,816.4	14,614.5	15,426.2	7,294.3
Total equity	11,883.8	12,167.1	13,307.6	11,117.6	9,765.8
____________

(1)
Cost of sales includes the following amounts primarily related to the amortization of purchased intangibles from acquisitions: $1.58 billion, $1.61 billion, $1.44 billion, $1.32 billion and $854.2 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. In addition, cost of sales included the following amounts related to impairment charges to intangible assets: $180.6 million, $224.0 million, $80.8 million, $68.3 million and $31.3 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
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
This Annual Report on Form 10-K contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the Combination, the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words.
Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
with respect to the Combination, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Combination, changes in relevant tax and other laws, the parties’ ability to consummate the Combination, the conditions to the completion of the Combination, including receipt of approval of Mylan’s shareholders, not being satisfied or waived on the anticipated timeframe or at all, the regulatory approvals required for the Combination not being obtained on the terms expected or on the anticipated schedule or at all, the integration of Mylan and the Upjohn Business being more difficult, time consuming or costly than expected, Mylan’s and the Upjohn Business’s failure to achieve expected or targeted future financial and operating performance and results, the possibility that the combined company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination within the expected timeframes or at all or to successfully integrate Mylan and the Upjohn Business, customer loss and business disruption being greater than expected following the Combination, the retention of key employees being more difficult following the Combination, changes in third-party relationships and changes in the economic and financial conditions of the business of Mylan or the Upjohn Business;

•	actions and decisions of healthcare and pharmaceutical regulators;

•	failure to achieve expected or targeted future financial and operating performance and results;

•	uncertainties regarding future demand, pricing and reimbursement for our or the Upjohn Business’s products;

•
any regulatory, legal or other impediments to Mylan’s or the Upjohn Business’s ability to bring new products to market, including, but not limited to, where Mylan or the Upjohn Business uses its business judgment and decides to manufacture, market and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”);

•	success of clinical trials and Mylan’s or the Upjohn Business’s ability to execute on new product opportunities;

•
any changes in or difficulties with our or the Upjohn Business’s manufacturing facilities, including with respect to remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;

•
the scope, timing and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our or the Upjohn Business’s financial condition, results of operations and/or cash flows;

•	the ability to meet expectations regarding the accounting and tax treatments of acquisitions;

•	changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad;

•	any significant breach of data security or data privacy or disruptions to our or the Upjohn Business’s IT systems;

•	the ability to protect intellectual property and preserve intellectual property rights;

•	the effect of any changes in customer and supplier relationships and customer purchasing patterns;

•	the ability to attract and retain key personnel;

•	the impact of competition;

•	identifying, acquiring and integrating complementary or strategic acquisitions of other companies, products or assets being more difficult, time-consuming or costly than anticipated;

•
the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with business transformation initiatives, strategic acquisitions, strategic initiatives or restructuring programs within the expected timeframes or at all;

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

For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in Item 1A in this Annual Report on Form 10-K for the year ended December 31, 2019, and our other filings with the SEC. These risks, as well as other risks associated with Mylan, the Upjohn Business, the combined company and the Combination are also more fully discussed in the registration statement on Form S-4, which has been filed by Upjohn with the SEC and subsequently amended , and declared effective on February 13, 2020, Form 10, which has been filed by Upjohn with the SEC and subsequently amended and has not yet been declared effective, and a definitive proxy statement of Mylan, which has been filed by Mylan on February 13, 2020.
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
Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Annual Report on Form 10-K other than as required by law.
Company Overview
Mylan is a global pharmaceutical company committed to setting new standards in healthcare and providing 7 billion people access to high quality medicine. We offer a portfolio of more than 7,500 products, including prescription generic, branded generic, brand-name drugs and OTC remedies. We market our products in more than 165 countries and territories. Every member of our approximately 35,000-strong global workforce is dedicated to delivering better health for a better world.
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
Recent Developments
2020 Restructuring Program
On February 27, 2020, the Company announced that it has formalized the next steps in its efforts to sustain long-term value creation through the proactive transformation of its business. This transformation initiative includes a new global restructuring program. The program is intended to support the Company’s effort to improve operating performance and meet anticipated market demands, by ensuring that the Company is appropriately structured and resourced to deliver sustainable value to customers, patients, other stakeholders and shareholders. Key activities under the program include supply chain network optimization intended to maximize the efficiency of the Company’s global manufacturing and distribution network capacity and further optimizing functional capabilities that support business growth.
The Company is currently developing the details of the initiatives, including workforce actions and other restructuring activities. Further details will be disclosed as plans are finalized, including the estimated amount or range of amounts to be incurred by major cost type and future cash expenditures associated with those initiatives.
Upjohn Business Combination Agreement
On July 29, 2019, the Company, Pfizer, Upjohn, and certain other affiliated entities entered into the Business Combination Agreement pursuant to which the Company will combine with Pfizer’s Upjohn Business in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed “Viatris” effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
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
            The consummation of the Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) the expiration or termination of any applicable waiting period under the HSR Act and the receipt of regulatory approvals in certain other jurisdictions, (b) the consummation of the Separation and the Distribution in accordance with the terms of the Separation Agreement, (c) the approval of the Combination by Mylan shareholders, (d) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions, (e) in the case of Pfizer’s and Newco’s obligations to consummate the transactions, (i) the distribution of $12 billion in cash from Upjohn to Pfizer in accordance with the terms of the Separation Agreement and (ii) the receipt by Pfizer of an IRS ruling and tax opinion of its tax counsel with respect to the Combination, and (f) other customary closing conditions.
2016 Restructuring Program
The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline our operations globally. The restructuring program, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, was substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $682.5 million through December 31, 2019. During 2019, we have incurred approximately $88.9 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant.
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
The Morgantown plant continues to supply products for the U.S. market while we execute on and assess the restructuring and remediation activities. However, these activities have led to an inconsistent supply of certain products. Importantly, the profitability of the transferred and discontinued products is not proportionate to the reduced volumes of those products as the Company expects that manufacturing costs related to transferred products will be reduced and many of the discontinued products have lower than average gross margins. In addition, as it relates to North America, no significant new product revenue is forecasted from the Morgantown plant in 2020, and only three of our top 50 and only one out of the top 10 gross margin generating products were manufactured in Morgantown in 2019.
For the year ended December 31, 2019, the Company incurred expenses amounting to approximately $299.5 million for incremental manufacturing variances, site remediation, and restructuring charges related to the Morgantown plant, as well as continued product rationalization. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.
Other Developments
On January 30, 2019, the Company received FDA approval of the WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the WixelaTM InhubTM occurred in February 2019.

In addition, on December 2, 2019, the Company launched Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab). Ogivri was the first biosimilar trastuzumab approved by the FDA and unanimously recommended by the FDA Oncologic Drugs Advisory Committee.
Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2019 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	Change	% Change
Total revenues	$11,500.5	$11,433.9	$66.6	1%
Gross profit	3,897.6	4,001.6	(104.0)	(3)%
Earnings from operations	715.5	905.6	(190.1)	(21)%
Net earnings	16.8	352.5	(335.7)	(95)%
Diluted earnings per ordinary share	$0.03	$0.68	$(0.65)	(96)%
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings, and adjusted EPS (all of which are defined below) are discussed further in this Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations
2019 Compared to 2018

	Year Ended December 31,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$4,164.1	$4,095.6	2%	$5.4	$4,169.5	2%
Europe	4,037.1	4,157.3	(3)%	223.7	4,260.8	2%
Rest of World	3,169.1	3,015.8	5%	93.3	3,262.4	8%
Total net sales	11,370.3	11,268.7	1%	322.4	11,692.7	4%

Other revenues (3)	130.2	165.2	(21)%	2.1	132.3	(20)%
Consolidated total revenues (4)	$11,500.5	$11,433.9	1%	$324.5	$11,825.0	3%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)	For the year ended December 31, 2019, other revenues in North America, Europe, and Rest of World were approximately $74.2 million, $16.0 million, and $40.0 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2019, Mylan reported total revenues of $11.50 billion, compared to $11.43 billion for the comparable prior year period, representing an increase of $66.6 million, or 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2019 were $11.37 billion, compared to $11.27 billion for the comparable prior year period, representing an increase of $101.6 million, or 1%. Other revenues for the year ended December 31, 2019 were $130.2 million, compared to $165.2 million for the comparable prior year period, a decrease of $35.0 million.
The increase in net sales was primarily the result of an increase in net sales in the Rest of World segment of 5% and the North America segment of 2%, partially offset by a decrease in the Europe segment of 3%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, Australia and India. The unfavorable impact of foreign currency translation on current year net sales was approximately $322.4 million, or 3%. On a constant currency basis, the increase in net sales was approximately $424.0 million, or 4% for the year ended December 31, 2019. This increase was driven by new product sales, partially offset by a decrease in net sales from existing products as a result of lower pricing and volumes.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 23% and 20% for the years ended December 31, 2019 and 2018, respectively.
Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the years ended December 31, 2019 and 2018 and the net change period over period:
North America Segment
Net sales from North America increased by $68.5 million or 2% during the year ended December 31, 2019 when compared to the prior year. This increase was due primarily to new product sales, including the WixelaTM InhubTM, Fulphila® (biosimilar to Neulasta®) and YUPELRITM. This increase was partially offset by lower volumes, and to a lesser extent, pricing of existing products, driven by changes in the competitive environment and continued portfolio rationalization. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $120.2 million or 3% for the year ended December 31, 2019 when compared to the prior year. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $223.7 million, or 5%. Partially offsetting this decrease were new product sales and higher net sales of existing products which were driven by higher volumes partially offset by lower pricing. Constant currency net sales increased by approximately $103.5 million, or 2% when compared to the prior year.

Rest of World Segment
Net sales from Rest of World increased by $153.3 million or 5% for the year ended December 31, 2019 when compared to the prior year. This increase was the result of higher net sales of existing products and new product sales. The increase to net sales of existing products was driven by higher volumes primarily in China, Japan, certain emerging markets and from the Company’s ARV franchise. The increase in net sales as a result of new products was primarily due to new product sales in Australia, certain emerging markets and from the Company’s ARV franchise. The increase in net sales was partially offset by the unfavorable impact of foreign currency translation of $93.3 million, or 3%, and to a lesser extent by lower pricing on existing products. Constant currency net sales increased by approximately $246.6 million, or 8%.
Cost of Sales and Gross Profit
Cost of sales increased from $7.43 billion for the year ended December 31, 2018 to $7.60 billion for the year ended December 31, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the year ended December 31, 2019 was $3.90 billion and gross margins were 34%. For the year ended December 31, 2018, gross profit was $4.00 billion and gross margins were 35%. Gross margins were negatively impacted by the decline in sales of existing products by approximately 550 basis points. The decline in sales of existing products was primarily in North America and includes the impacts of product rationalization. Partially offsetting this impact, gross margins were positively impacted by approximately 500 basis points due to new product introductions primarily in North America. Adjusted gross margins were approximately 53% and 54% for the years ended December 31, 2019 and 2018, respectively. Adjusted gross margins were negatively impacted by lower gross profit from sales of existing products partially offset by gross margins on new product introductions primarily in North America.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2019 compared to the year ended December 31, 2018 is as follows:

	Year Ended
	December 31,
(In millions)	2019	2018
U.S. GAAP cost of sales	$7,602.9	$7,432.3
Deduct:
Purchase accounting amortization and other related items	(1,767.1)	(1,833.3)
Acquisition related items	(6.8)	(2.9)
Restructuring and related costs	(100.9)	(118.4)
Shared-based compensation expense	(1.1)	—
Other special items	(366.0)	(225.1)
Adjusted cost of sales	$5,361.0	$5,252.6

Adjusted gross profit (a)	$6,139.5	$6,181.3

Adjusted gross margin (a)	53%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2019 was $639.9 million, compared to $704.5 million for the prior year, a decrease of $64.6 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs and lower restructuring related costs.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2019 was $2.56 billion, compared to $2.44 billion for the prior year, an increase of $122.6 million. The increase was primarily due to an increase of approximately $82.5 million for consulting fees and other expenses primarily related to the pending Combination in addition to increased investment in selling and marketing activities. Also contributing to the increase was higher share-based compensation expense of approximately $60.7 million as a result of the reversal of all of the cumulative expense related to certain performance-based awards totaling $70.6 million in the prior year. Partially offsetting these increases was bad debt expense of approximately $26.5 million incurred in the prior year related to a special business interruption event for one customer and $20.0 million of compensation expense for an additional discretionary bonus for a certain group of employees in the prior year. None of the employees who received the 2018 discretionary bonus were named executive officers.
Litigation Settlements and Other Contingencies, Net
During the year ended December 31, 2019, the Company recorded a net gain of $21.4 million for litigation settlements and other contingencies, net, compared to $49.5 million in the prior year.
The following table includes the (gains) / losses recognized in litigation settlements and other contingencies, net during the year ended December 31, 2019 and 2018, respectively:

	Year Ended
	December 31,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$(20.4)	$(44.0)
Jai Pharma Limited and other contingent consideration adjustments	—	2.5
Litigation settlements, net	(1.0)	(8.0)
Total litigation settlements and other contingencies, net	$(21.4)	$(49.5)
During the year ended December 31, 2019, the Company recognized a net gain in litigation settlements of approximately $1.0 million. This net gain was primarily due to a favorable litigation settlement related to the Celgene Corporation matter of $62.0 million, which was partially offset by litigation related charges for settlements reached during the year. Charges for litigation related matters included $18.0 million for the modafinil antitrust matter and $30.0 million for the settlement with the SEC. In addition, a $20.4 million gain was recognized for the reduction of contingent consideration related to the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform.
Litigation settlements for the year ended December 31, 2018 consisted primarily of a gain of approximately $22.9 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $14.9 million related to an antitrust and a patent infringement matter. In addition, a $44.0 million gain was recognized for the change in value of contingent consideration related to the respiratory delivery platform, which was partially offset by losses incurred on other contingent consideration.
Interest Expense
Interest expense for the year ended December 31, 2019 totaled $517.3 million, compared to $542.3 million for the year ended December 31, 2018, a decrease of $25.0 million. The decrease is primarily due to lower average long-term debt balances during the current year.

Other Expense, Net
Other expense, net, was $43.8 million for the year ended December 31, 2019, compared to other expense, net of $64.9 million for the prior year. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses, and interest and dividend income. Other expense (income), net was comprised of the following for the year ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$62.1	$78.7
Foreign exchange gains, net	(9.4)	(20.0)
Other (gains)/losses, net	(8.9)	6.2
Other expense, net	$43.8	64.9
Income Tax Provision (Benefit)
For the year ended December 31, 2019, the Company recognized an income tax provision of $137.6 million, compared to an income tax benefit of $54.1 million for the comparable prior year, an increase of $191.7 million. During the year ended December 31, 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business acquisition. As a result, the Company recorded a reserve of approximately $155.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $144.9 million. The tax provision for the year ended December 31, 2018 included a net benefit to the income tax provision of approximately $53.0 million as a result of the federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations.  Partially offsetting this benefit was an increase in the reserve for uncertain tax benefits of approximately $18.0 million for certain other matters. Also impacting the current and prior year income tax provision and benefit, respectively, was the changing mix of income earned in jurisdictions with differing tax rates.
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

Total Revenues
For the year ended December 31, 2018, Mylan reported total revenues of $11.43 billion compared to $11.91 billion for the comparable prior year period, representing a decrease of $473.8 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2018 were $11.27 billion, compared to $11.76 billion for the comparable prior year period, representing a decrease of $491.3 million, or 4%. Other revenues for the year ended December 31, 2018 were $165.2 million, compared to $147.7 million for the comparable prior year period, an increase of $17.5 million. The increase in other revenues was primarily the result of consideration received from the licensing of intellectual property during the current year.
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
Rest of World Segment
Net sales from Rest of World increased by $183.7 million or 7% for the year ended December 31, 2018 when compared to the prior year. This increase was primarily the result of new product sales, and to a lesser extent, higher volumes of existing products including higher sales of key brands in China. The increase in net sales as a result of new products was primarily due to new product sales from the Company’s ARV franchise combined with new product sales in Australia, Japan, and China. The increase in net sales was partially offset by lower pricing on existing products and the unfavorable impact of foreign currency translation. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $88.6 million, or 3%. Constant currency net sales increased by approximately $272.3 million, or 10%.
Cost of Sales and Gross Profit
Cost of sales increased from $7.12 billion for the year ended December 31, 2017 to $7.43 billion for the year ended December 31, 2018. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets, and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the year ended December 31, 2018 was $4.00 billion and gross margins were 35%. For the year ended December 31, 2017, gross profit was $4.78 billion and gross margins were 40%. Gross margins were negatively impacted by approximately 270 basis points related to the incremental amortization from product acquisitions and intangible asset impairment charges. Gross margins were also negatively affected by approximately 220 basis points as a result of incremental manufacturing expenses, site remediation expenses and incremental restructuring charges incurred during the year principally as a result of the activities at the Company’s Morgantown plant. In addition, gross margins were negatively impacted as a result of lower gross profit from the sales of existing products partially offset by gross margins on new product introductions primarily in North America. Adjusted gross margins were approximately 54% for the years ended December 31, 2018 and 2017. Adjusted gross margins were negatively impacted by lower gross profit from sales of existing products partially offset by gross margins on new product introductions primarily in North America.

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
Selling, General & Administrative Expense
SG&A expense for the year ended December 31, 2018 was $2.44 billion, compared to $2.58 billion for the prior year, a decrease of $134.7 million. The decrease is primarily due to the benefits of integration activities, lower restructuring charges, lower acquisition-related costs of approximately $48.0 million, and reduced share-based compensation expense primarily due to the reversal of all of the cumulative expense totaling $70.6 million related to the Company’s One-Time Special Performance-Based Five-Year Realizable Value Incentive Program during the year ended December 31, 2018. These decreases were partially offset by an increase in bad debt expense of approximately $26.5 million related to a special business interruption event for one customer, and $20.0 million of compensation expense as an additional discretionary bonus for a certain group of employees. None of the employees eligible for this bonus are named executive officers.

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
Other Expense (Income), Net
Other expense, net was $64.9 million for the year ended December 31, 2018, compared to net other income of $0.4 million for the prior year. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses, and interest and dividend income. Other expense (income), net was comprised of the following for the year ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
(In millions)	2018	2017
Losses from equity affiliates, primarily clean energy investments	$78.7	$58.0
Foreign exchange gains, net	(20.0)	(48.1)
Other losses/(gains), net	6.2	(10.3)
Other expense (income), net	$64.9	$(0.4)
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 20 Litigation included in Item 8 in this Annual Report on Form 10-K are generally excluded from adjusted net earnings and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings and U.S. GAAP EPS to Adjusted EPS
A reconciliation between net earnings and diluted earnings per share, as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2019		2018		2017
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$16.8	$0.03	$352.5	$0.68	$696.0	$1.30
Purchase accounting related amortization (primarily included in cost of sales)	1,767.0		1,833.9		1,529.7
Litigation settlements and other contingencies, net	(21.4)		(49.5)		(13.1)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	27.2		39.7		47.3
Clean energy investments pre-tax loss	62.1		78.7		47.1
Acquisition related costs (primarily included in SG&A) (a)	89.5		21.4		72.8
Restructuring related costs (b)	104.6		240.2		188.0
Share-based compensation expense (c)	56.8		—		—
Other special items included in:
Cost of sales (d)	366.0		225.1		63.5
Research and development expense (e)	121.1		118.2		117.7
Selling, general and administrative expense	60.2		43.7		11.7
Other expense, net	10.7		25.4		13.8
Tax effect of the above items and other income tax related items	(380.1)		(564.5)		(329.7)
Adjusted net earnings and adjusted EPS	$2,280.5	$4.42	$2,364.8	$4.58	$2,444.8	$4.56
Weighted average diluted ordinary shares outstanding	516.5		516.5		536.7
____________
Significant items for the year ended December 31, 2019 include the following:

(a)
Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. The increase for the year ended December 31, 2019 relates to transaction costs for the pending Combination.

(b)
For the year ended December 31, 2019, approximately $100.9 million is included in cost of sales and approximately $3.8 million is included in SG&A. Refer to Note 18 Restructuring included in Item 8 in this Annual Report on Form 10-K for additional information.

(c)
Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings and adjusted EPS. The full year impact for the year ended December 31, 2018 was insignificant. As such, the 2018 amount was not added back to U.S. GAAP net earnings.

(d)
The year ended December 31, 2019 increased $140.9 million primarily due to $210.6 million for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant, approximately $40.9 million for product recall costs including inventory write-offs, and charges related to the cancellation of a contract, each of which were higher during the year ended December 31, 2019 compared to the prior year.

(e)	Adjustments primarily relate to non-refundable payments related to development collaboration agreements.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.80 billion for the year ended December 31, 2019. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $538.0 million to $1.80 billion for the year ended December 31, 2019, as compared to net cash provided by operating activities of $2.34 billion for the year ended December 31, 2018. Net cash provided by operating activities is derived from net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net decrease in net cash provided by operating activities was principally due to the following:

•	a decrease in net earnings for the year ended December 31, 2019 of $335.7 million, principally as a result of a decrease in earnings from operations;

•
a net decrease in the amount of cash provided by changes in accounts receivable of $360.1 million, reflecting the timing of sales and cash collections including the impact of factoring arrangements; and

•	a net increase in the amount of cash used through changes in trade accounts payable of $316.6 million as a result of the timing of cash payments.
These items were partially offset by the following:

•	a net increase in non-cash expenses of $116.5 million;

•	a net decrease of $34.7 million in the amount of cash used through changes in inventory balances;

•	a net increase in the amount of cash provided by changes in income taxes of $81.8 million as a result of the level and timing of estimated tax payments made during the current period; and

•	a net increase in the amount of cash provided by changes in other assets and liabilities of $241.4 million.
Investing Activities
Net cash used in investing activities was $525.4 million for the year ended December 31, 2019, as compared to net cash used in investing activities of $1.21 billion for the year ended December 31, 2018, a decrease of $685.0 million.
In 2019, significant items in investing activities included the following:

•
cash paid for acquisitions, net totaling approximately $148.7 million primarily related to payments to Novartis AG for the purchase of the worldwide rights to the TOBI Podhaler® and TOBI® solution global cystic fibrosis products;

•	payments for product rights and other, net totaling approximately $192.8 million, primarily related to the acquisitions of intellectual property rights and marketing authorizations;

•	proceeds from the sale of assets of $28.0 million; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $213.2 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2020 calendar year are expected to be approximately $300 million to $400 million.

In 2018, significant items in investing activities included the following:

•	cash paid for acquisitions, net totaling approximately $65.9 million related to the deferred non-contingent purchase price for the acquisition of Apicore, Inc.;

•
payments for product rights and other, net totaling approximately $943.5 million, which included payments of approximately $839.0 million related to commercialized product rights, primarily related to the worldwide rights to the TOBI Podhaler® and TOBI® solution, Betadine in certain European markets and other products in certain rest of world markets;

•	proceeds from the sale of certain assets during the year totaling approximately $29.3 million; and

•	capital expenditures, primarily for equipment and facilities, totaling approximately $252.1 million.
Financing Activities
Net cash used in financing activities was $1.17 billion for the year ended December 31, 2019, as compared to net cash used in financing activities of $1.09 billion for the year ended December 31, 2018, an increase of $78.1 million.
In 2019, significant items in financing activities included the following:

•
long-term debt payments of approximately $1.11 billion consisting primarily of the repayment at maturity of $550.0 million principal amount of the 2.500% Senior Notes due 2019, the partial redemption of $450.0 million principal amount of the 3.750% Senior Notes due 2020 and the repayment of the remaining approximately $100.0 million balance of the 2016 Term Facility (as defined in Note 10 Debt in Item 8 in this Annual Report on Form 10-K); and

•
payments totaling approximately $60.3 million (of the total $99.0 million) in milestone payments related to Pfizer’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”) contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities

In 2018, significant items in financing activities included the following:

•
long-term debt proceeds of approximately $2.58 billion primarily related to borrowings of approximately $496.5 million under the 2018 Revolving Credit Facility, proceeds from the April 2018 Senior Notes offering of approximately $1.50 billion and proceeds from the May 2018 Euro Senior Notes offering of approximately €500 million (each as defined in Note 10 Debt included in Item 8 in this Annual Report on Form 10-K);

•
long-term debt payments of approximately $3.17 billion consisting primarily of repayments of borrowings of approximately $496.5 million under the 2018 Revolving Credit Facility, redemptions of $1.50 billion principal amount of senior notes in connection with the April 2018 Senior Notes offering, redemptions of $600.0 million principal amount of senior notes in connection with the May 2018 Euro Senior Notes offering and repayment at maturity of €500.0 million principal amount of the Floating Rate Euro Notes due 2018;

•	net repayments of short-term borrowings of approximately $44.4 million; and

•
the Company repurchased 9.8 million ordinary shares at a cost of approximately $432.0 million and completed the $1 billion share repurchase program that was previously approved by the Company’s Board of Directors and announced on November 16, 2015.

Capital Resources
Our cash and cash equivalents totaled $475.6 million at December 31, 2019, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2018 Revolving Facility (which replaced the 2016 Revolving Facility on substantially identical terms) and the Commercial Paper Program (which are defined in Note 10 Debt in Item 8 of this Form 10-K), and the Receivables Facility and the Note Securitization Facility (each as defined below) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the 2018 Revolving Facility which matures in July 2023. Up to $1.65 billion of the 2018 Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the 2018 Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has a $400 million accounts receivable securitization facility (the “Receivables Facility”), which expires on April 22, 2022. As of December 31, 2019, the Company had no amounts outstanding under the Receivables Facility.
On April 25, 2019, we entered into an additional facility for borrowings up to $200 million (the “Note Securitization Facility”). Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at London Interbank Offered Rate or LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $90.1 million of accounts receivable as of December 31, 2019 under these factoring arrangements.
At December 31, 2019, our long-term debt, including the current portion, totaled $12.67 billion, as compared to $13.82 billion at December 31, 2018. Total long-term debt is calculated net of deferred financing fees which were $60.5 million and $74.6 million at December 31, 2019 and December 31, 2018, respectively.
For additional information regarding our debt and debt agreements refer to Note 10 Debt in Item 8 of this Annual Report on Form 10-K.

Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2019 was as follows for each of the periods ending December 31:
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
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. The Revolving Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at December 31, 2019 and expects to remain in compliance for the next twelve months.
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, the EPD Business, and certain other acquisitions. We have approximately $59 million accrued for legal contingencies at December 31, 2019.
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
On July 29, 2019, Newco and certain financial institutions executed a 364-day bridge commitment letter pursuant to which such financial institutions have committed to provide bridge financing (the “Bridge Facility”) to Newco to fund the $12 billion cash payment from Newco to Pfizer and to pay fees and expenses related to the transactions contemplated by the Business Combination Agreement. Mylan N.V. and Mylan Inc. will be guarantors of the Bridge Facility from and after the consummation of the Combination.
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

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Less than One Year	One-Three Years	Three-Five Years	Thereafter
Long-term debt	$12,725.0	$1,452.0	$2,250.0	$2,371.0	$6,652.0
Scheduled interest payments (1)	4,761.5	453.5	737.4	642.6	2,928.0
Leases	286.0	72.6	98.6	49.4	65.4
Other Commitments (2)	1,414.2	844.1	223.6	123.4	223.1
	$19,186.7	$2,822.2	$3,309.6	$3,186.4	$9,868.5
____________

(1)
Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under senior notes and other long-term debt. Variable debt interest payments are estimated using current interest rates.

(2)
Other commitments include funding commitments related to the Company’s clean energy investments, agreements to purchase third-party manufactured products, open purchase orders, transition tax and estimated post-employment payments at December 31, 2019.

Due to the uncertainty with respect to the timing of future payments, if any, the following contingent payments have not been included in the table above.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relate to the potential future consideration related to the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when we may be required to pay such amounts. The amount of the contingent consideration liabilities was $250.7 million at December 31, 2019. In addition, the Company expects to incur approximately $10 million to $15 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2020.
With respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $92.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
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
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except obligations reflected as acquisition related contingent consideration. Refer to Note 9 Financial Instruments and Risk Management included in Item 8 in this Annual Report on Form 10-K for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2019 totaled approximately $372 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $62 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones, royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones, royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
The Company’s significant collaboration and licensing agreements include those with Pfizer, Momenta, Theravance Biopharma, Biocon and FKB. Refer to Note 19 Collaboration and Licensing Agreements included in Item 8 in this Annual Report on Form 10-K for additional information related to our collaborations.
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
Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). The following briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:

•
Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $25.9 million.

•
Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $54.2 million.

•
Returns: consistent with industry practice, Mylan maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. A change of 5% would have an effect on our reserve balance of approximately $19.7 million.

•
Governmental rebate programs: government reimbursement programs include Medicare, Medicaid, and State Pharmacy Assistance Programs established according to statute, regulations and policy. Manufacturers of pharmaceutical products that are covered by the Medicaid program are required to pay rebates to each state based on a statutory formula set forth in the Social Security Act. Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. In addition, certain states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. Our estimate of these rebates is based on the historical trends of rebates paid as well as on changes in wholesaler inventory levels and increases or decreases in the level of sales. Also, this provision includes price reductions that are mandated by law outside of the U.S. A change of 5% would have an effect on our reserve balance of approximately $15.6 million.

The following is a rollforward of the categories of variable consideration during 2019:

(In millions)	Balance at December 31, 2018	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2019
Chargebacks	$478.2	$3,309.6	$(3,268.6)	$(0.6)	$518.6
Rebates, promotional programs and other sales allowances	1,202.4	3,629.3	(3,747.2)	(0.4)	1,084.1
Returns	439.5	237.9	(284.3)	(0.1)	393.0
Governmental rebate programs	222.2	465.1	(373.8)	(0.7)	312.8
Total	$2,342.3	$7,641.9	$(7,673.9)	$(1.8)	$2,308.5
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2019 and 2018, respectively:

(In millions)	December 31, 2019	December 31, 2018
Accounts receivable	$1,512.0	$1,715.6
Other current liabilities	796.5	626.7
Total	$2,308.5	$2,342.3
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

Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Purchases of developed products and licenses that are accounted for as asset acquisitions are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.
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
The Company records contingent consideration resulting from business acquisitions at its estimated fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above, could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management’s assessment of the fair value of the Company’s reporting units as compared to their related carrying value. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying amount is less than its fair value, then no impairment is recognized. If the carrying amount exceeds the fair value calculated, an impairment charge is recorded for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations.
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
The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. We have assessed the recoverability of certain long-lived assets, principally finite-lived intangible assets, contained within the reporting units whenever certain impairment indicators are present. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $42.3 million, $106.3 million, and $6.2 million, respectively, of impairment charges for finite-lived intangible assets, which were recorded as a component of amortization expense. At December 31, 2019 and 2018, the Company’s finite-lived intangible assets totaled $11.53 billion and $13.04 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company’s indefinite-lived intangible assets, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended

December 31, 2019, 2018 and 2017, the Company recorded $138.3 million, $117.7 million, and $74.6 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2019 and 2018, the Company’s IPR&D assets totaled $120.3 million and $625.6 million, respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management included in Item 8 in this Annual Report on Form 10-K. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Mylan in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Mylan’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2019, our reserve for unrecognized tax benefits totaled $92.1 million.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2019, a valuation allowance of $603.5 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2019 and 2018, the Company’s net deferred tax assets totaled $703.1 million and $572.2 million, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $34.8 million.
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

A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $2.9 million. Refer to Note 20 Litigation included in Item 8 in this Annual Report on Form 10-K for further discussion of litigation matters.
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
The Company is also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings, principally our Euro denominated long-term debt, are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income (loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in net income as changes occur.
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
As of December 31, 2019, Mylan’s outstanding fixed rate borrowings consist principally of $12.2 billion notional amount of senior notes and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2019, the fair value of our outstanding fixed rate senior notes and Euro notes was approximately $13.4 billion. A 100 basis point change in interest rates on Mylan’s variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $13.1 million per year.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 76 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mylan N.V.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mylan N.V. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) earnings, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Europe Reporting Unit - Refer to Note 8 to the Company’s financial statements for the year ended December 31, 2019.
Critical Audit Matter Description
The Company has performed its annual goodwill impairment test as of April 1, 2019. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using both income and market-based approaches, to determine the fair value of its Europe reporting unit. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The goodwill balance was $9.59 billion as of December 31, 2019, of which $4.55 billion was allocated to the Europe reporting unit. The fair value of the Europe reporting unit exceeded its carrying value by approximately $900.0 million, or 7%, as of the measurement date and, therefore, no impairment was recognized.

Given that the Europe reporting unit’s revenues are sensitive to changes in consumer demand, the approval of new product launches, the expansion of existing products into new jurisdictions (which have differentiated distribution and commercialization models throughout the region), and the impact of business development activity, auditing management’s judgments regarding forecasts of future revenues, and the selection of the discount rate and terminal growth rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues (“forecasts”), and the selection of the discount rate and terminal growth rate for the Europe reporting unit included the following, among others:

•
We tested the effectiveness of controls over the review of the goodwill impairment test, including those over the development of the business forecasts of future revenues and the selection of the discount rate and terminal growth rate.

•	We evaluated management’s ability to accurately forecast future revenues of the Europe reporting unit by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s revenue forecasts by comparing the projections to (1) historical results, (2) internal communications to management and the Board of Directors and (3) forecasted information included in Company press releases. We also considered third party reports related to macroeconomic and industry trends, and met with various regional commercial and operations leaders to assess key inputs in the forecast assumptions.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, and terminal growth rate, including (1) testing the source information underlying the determination of the discount rate and terminal growth rate and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rate selected by management, and (3) considering third party macroeconomic reports.

•	We evaluated the impact of changes in management’s forecasts from the April 1, 2019 annual measurement date to December 31, 2019.
Net Revenue Provisions - Chargebacks Accrual at Mylan Pharmaceuticals Inc. (“MPI”) - Refer to Note 3 in the Company’s Form 10-K for the year ended December 31, 2019.
Critical Audit Matter Description
The Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is the most significant and complex provision in the context of the Company’s gross-to-net adjustments in the determination of net revenue. The chargeback accrual recorded at MPI represents the majority of the global chargeback reserve as of December 31, 2019. The Company's recorded estimate is based on expected sell-through levels by the Company’s wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.
Estimating the amounts to be accrued for chargebacks requires significant estimation as management’s model utilizes historical buying patterns, estimated end-user demand, estimated inventory levels in the distribution channel, contracted sales terms with customers, as well as other competitive factors. Given the volume of chargebacks and the level of estimation uncertainty involved, auditing management’s judgments involved required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Net Revenue Provisions - Chargebacks accrual included the following, among others:

•
We evaluated the Company’s methodology and assumptions in developing their chargeback accruals, including assessing the completeness and accuracy of the underlying data used by management in their estimates.

•	We tested the effectiveness of controls over the calculation of the chargebacks reserves.

•	We compared prior period chargebacks accruals to chargeback credits subsequently issued to evaluate management’s ability to accurately forecast chargeback activity.

•
We developed independent expectations of product-level chargeback accruals and chargeback accruals in the aggregate using the following; 1) customer contracts, 2) historical sales and chargeback activity, 3) third-party channel inventory for select wholesalers, and 4) credits subsequently issued to period end and compared those to the recorded amounts.

Net Revenue Provisions - Sales Returns Accrual at Mylan Pharmaceuticals Inc. (“MPI”) - Refer to Note 3 to the Company’s financial statements for the year ended December 31, 2019.
Critical Audit Matter Description
The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at MPI represents the majority of the global sales returns reserve as of December 31, 2019.
Estimating the amounts to be accrued for returns requires significant estimation as management’s model utilizes historical experience with actual returns and considers levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competitors, and changes in the regulatory environment. Given the volume of sales returns and the level of estimation uncertainty involved, auditing management’s judgments required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Net Revenue Provisions - Sales Returns accrual included the following, among others:

•
We evaluated the Company’s methodology and assumptions in developing their sales returns accrual model, including assessing the completeness and accuracy of the underlying data used by management in their estimates.

•	We tested the effectiveness of controls over the calculation of the sales returns reserve at MPI.

•	We compared prior period sales returns accruals to returns credits subsequently issued to evaluate management’s ability to accurately forecast sales returns activity.

•
We developed independent expectations of product-level sales returns accruals and sales returns accruals in the aggregate using the following: 1) historical sales and returns activity, 2) remaining shelf life information, 3) finished goods inventory on-hand at the end of the period, and 4) adjustments for known or anticipated sales return activity based on market dynamics (market prior to Mylan launch, impact of competition, and overall regulatory environment) and compared those to the recorded amounts.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2020

We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mylan N.V.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mylan N.V. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2020

MYLAN N.V. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Assets
Current assets:
Cash and cash equivalents	$475.6	$388.1
Accounts receivable, net	3,058.8	2,881.0
Inventories	2,670.9	2,580.2
Prepaid expenses and other current assets	552.0	518.4
Total current assets	6,757.3	6,367.7
Property, plant and equipment, net	2,149.6	2,170.2
Intangible assets, net	11,649.9	13,664.6
Goodwill	9,590.6	9,747.8
Deferred income tax benefit	703.1	572.2
Other assets	405.0	212.4
Total assets	$31,255.5	$32,734.9
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,528.1	$1,617.0
Short-term borrowings	—	1.9
Income taxes payable	213.0	121.5
Current portion of long-term debt and other long-term obligations	1,508.1	699.8
Other current liabilities	2,319.9	2,147.6
Total current liabilities	5,569.1	4,587.8
Long-term debt	11,214.3	13,161.2
Deferred income tax liability	1,627.5	1,722.0
Other long-term obligations	960.8	1,096.8
Total liabilities	19,371.7	20,567.8
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per share as of December 31, 2019 and December 31, 2018
Shares authorized: 1,200,000,000
Shares issued: 540,746,871 and 539,289,665 as of December 31, 2019 and December 31, 2018	6.1	6.0
Additional paid-in capital	8,643.5	8,591.4
Retained earnings	6,031.1	6,010.7
Accumulated other comprehensive loss	(1,797.2)	(1,441.3)
	12,883.5	13,166.8
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 and 23,490,867 as of December 31, 2019 and December 31, 2018	999.7	999.7
Total equity	11,883.8	12,167.1
Total liabilities and equity	$31,255.5	$32,734.9

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net sales	$11,370.3	$11,268.7	$11,760.0
Other revenues	130.2	165.2	147.7
Total revenues	11,500.5	11,433.9	11,907.7
Cost of sales	7,602.9	7,432.3	7,124.6
Gross profit	3,897.6	4,001.6	4,783.1
Operating expenses:
Research and development	639.9	704.5	783.3
Selling, general and administrative	2,563.6	2,441.0	2,575.7
Litigation settlements and other contingencies, net	(21.4)	(49.5)	(13.1)
Total operating expenses	3,182.1	3,096.0	3,345.9
Earnings from operations	715.5	905.6	1,437.2
Interest expense	517.3	542.3	534.6
Other expense (income), net	43.8	64.9	(0.4)
Earnings before income taxes	154.4	298.4	903.0
Income tax provision (benefit)	137.6	(54.1)	207.0
Net earnings	16.8	352.5	696.0
Earnings per ordinary share attributable to Mylan N.V. ordinary shareholders
Basic	$0.03	$0.69	$1.30
Diluted	$0.03	$0.68	$1.30
Weighted average ordinary shares outstanding:
Basic	515.7	514.5	534.5
Diluted	516.5	516.5	536.7

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Earnings
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net earnings	$16.8	$352.5	$696.0
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(415.5)	(1,125.2)	2,103.9
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(24.8)	(3.8)	3.8
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	37.1	(79.2)	52.7
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	59.6	111.6	(238.4)
Net unrealized gain (loss) on marketable securities	0.5	(0.1)	(6.7)
Other comprehensive (loss) earnings, before tax	(343.1)	(1,096.7)	1,915.3
Income tax provision (benefit)	9.2	(24.1)	12.8
Other comprehensive (loss) earnings, net of tax	(352.3)	(1,072.6)	1,902.5
Comprehensive (loss) earnings	$(335.5)	$(720.1)	$2,598.5

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES Consolidated Statements of Equity (In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2016	536,639,291	$6.0	$8,499.3	$4,942.1	1,311,193	$(67.5)	$(2,263.7)	$1.4	$11,117.6
Net earnings	—	—	—	696.0	—	—	—	—	696.0
Other comprehensive earnings, net of tax	—	—	—	—	—	—	1,902.5	—	1,902.5
Issuance of restricted stock and stock options exercised, net	1,263,135	—	17.8	—	—	—	—	—	17.8
Share-based compensation expense	—	—	74.7	—	—	—	—	—	74.7
Ordinary share repurchase	—	—	—	—	12,384,058	(500.2)	—	—	(500.2)
Taxes related to the net share settlement of equity awards	—	—	(5.8)	—	—	—	—	—	(5.8)
Other	—	—	—	6.4	—	—	—	(1.4)	5.0
Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$—	$13,307.6
Net earnings	—	$—	$—	$352.5	—	$—	$—	$—	$352.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,072.6)	—	(1,072.6)
Ordinary share repurchase	—	—	—	—	9,795,616	(432.0)	—	—	(432.0)
Share-based compensation income	—	—	(3.3)	—	—	—	—	—	(3.3)
Issuance of restricted stock and stock options exercised, net	1,387,239	—	17.7	—	—	—	—	—	17.7
Taxes related to the net share settlement of equity awards	—	—	(9.0)	—	—	—	—	—	(9.0)
Cumulative effect of the adoption of new accounting standards	—	—	—	13.7	—	—	(7.5)	—	6.2
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$—	$12,167.1
Net earnings	—	$—	$—	$16.8	—	$—	$—	$—	$16.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(352.3)	—	(352.3)
Share-based compensation expense	—	—	56.8	—	—	—	—	—	56.8
Issuance of restricted stock and stock options exercised, net	1,457,206	0.1	8.1	—	—	—	—	—	8.2
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	—	(12.8)
Cancellation of restricted stock	—	—	—	—	1,107,207	—	—	—	—
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—	—
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$—	$11,883.8

See Notes to Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$16.8	$352.5	$696.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,019.3	2,109.9	1,805.8
Deferred income tax benefit	(192.6)	(264.3)	(111.4)
Litigation settlements and other contingencies, net	(11.5)	(31.6)	(40.1)
Loss from equity method investments	62.1	78.7	58.0
Share-based compensation expense	56.8	(3.3)	74.7
Write off of financing fees	—	2.7	3.2
Other non-cash items	360.6	286.1	261.0
Changes in operating assets and liabilities:
Accounts receivable	(20.0)	340.1	(162.2)
Inventories	(512.9)	(547.6)	(129.5)
Trade accounts payable	(96.3)	220.3	14.4
Income taxes	57.9	(23.9)	15.2
Other operating assets and liabilities, net	63.5	(177.9)	(420.3)
Net cash provided by operating activities	1,803.7	2,341.7	2,064.8
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(148.7)	(65.9)	(167.0)
Capital expenditures	(213.2)	(252.1)	(275.9)
Payments for product rights and other, net	(192.8)	(943.5)	(620.3)
Proceeds from sale of assets and subsidiaries	28.0	29.3	86.7
Purchase of marketable securities	(25.8)	(63.4)	(96.5)
Proceeds from the sale of marketable securities	27.1	85.2	96.6
Net cash used in investing activities	(525.4)	(1,210.4)	(976.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	7.4	2,577.9	876.1
Payments of long-term debt	(1,108.5)	(3,165.2)	(2,232.7)
Payments of financing fees	(3.0)	(21.4)	(10.1)
Change in short-term borrowings, net	(1.8)	(44.4)	(2.9)
Purchase of ordinary shares	—	(432.0)	(500.2)
Proceeds from exercise of stock options	8.1	17.8	17.8
Taxes paid related to net share settlement of equity awards	(8.4)	(10.1)	(7.4)
Contingent consideration payments	(60.3)	(11.9)	(26.1)
Acquisition of noncontrolling interest	—	(0.6)	(7.5)
Other items, net	(2.5)	(1.0)	(0.1)
Net cash (used in) provided by financing activities	(1,169.0)	(1,090.9)	(1,893.1)
Effect on cash of changes in exchange rates	(7.5)	(21.0)	27.6
Net increase (decrease) in cash, cash equivalents and restricted cash	101.8	19.4	(777.1)
Cash, cash equivalents and restricted cash — beginning of period	389.3	369.9	1,147.0
Cash, cash equivalents and restricted cash — end of period	$491.1	$389.3	$369.9
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$4.0
Cash paid during the period for:
Income taxes	$278.6	$228.6	$285.7
Interest	$470.6	$460.8	$474.0

See Notes to Consolidated Financial Statements

Mylan N.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations
Mylan N.V. and its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, branded generic, brand-name and over-the-counter (“OTC”) pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through three reportable segments on a geographic basis, North America, Europe and Rest of World. Our North America segment comprises our operations in the United States (“U.S.”) and Canada. Our Europe segment encompasses our operations across 35 countries, including France, Italy, Germany, the United Kingdom (the “U.K.”) and Spain. Our Rest of World segment reflects our operations in more than 120 countries, including our operations in Japan, Australia, China, Brazil, Russia, India, South Africa, and certain markets in the Middle East and Southeast Asia. Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within our Rest of World segment.

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
Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in other expense, net, in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.
Investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in other expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in entities are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The share of net income or losses of equity method investments are included in other expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.
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
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Purchases of developed products and licenses that are accounted for as asset acquisitions are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying amount is less than its fair value, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, an impairment charge is recorded for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations.
Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested.

Contingent Consideration. Mylan records contingent consideration resulting from business acquisitions at its estimated fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
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
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, also has a $400 million accounts receivable facility (“Receivables Facility”), which will expire in April 2022 and a note securitization facility (“Note Securitization Facility”) for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facilities are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.
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

Our net sales may be impacted by wholesaler and distributor inventory levels of our products, which can fluctuate throughout the year due to the seasonality of certain products, pricing, the timing of product demand, purchasing decisions and other factors. Such fluctuations may impact the comparability of our net sales between periods.
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
The Company was authorized to repurchase up to $1 billion of the Company’s ordinary shares under its repurchase program that was previously approved by the Company's Board of Directors and announced on November 16, 2015, but was not obligated to acquire any particular amount of ordinary shares. In 2018 and 2017, the Company repurchased approximately 9.8 million and 12.4 million of ordinary shares at a cost of approximately $432.0 million and $500.2 million, respectively.

Basic and diluted earnings per ordinary share attributable to Mylan N.V. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Basic earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$16.8	$352.5	$696.0
Shares (denominator):
Weighted average ordinary shares outstanding	515.7	514.5	534.5
Basic earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.03	$0.69	$1.30

Diluted earnings attributable to Mylan N.V. ordinary shareholders (numerator):
Net earnings attributable to Mylan N.V. ordinary shareholders	$16.8	$352.5	$696.0
Shares (denominator):
Weighted average ordinary shares outstanding	515.7	514.5	534.5
Share-based awards and warrants	0.8	2.0	2.2
Total dilutive shares outstanding	516.5	516.5	536.7
Diluted earnings per ordinary share attributable to Mylan N.V. ordinary shareholders	$0.03	$0.68	$1.30

Additional stock awards and restricted ordinary shares were outstanding during the years ended December 31, 2019, 2018 and 2017 but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted ordinary shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 9.1 million, 8.9 million and 8.5 million shares for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company uses derivative financial instruments for the purpose of hedging foreign currency and interest rate exposures, which exist as part of ongoing business operations, or to hedge cash, and have been used to hedge share payments required on conversion of issued convertible notes. The Company carries derivative instruments in the consolidated balance sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatilities, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. In addition, the Company has designated certain long-term debt instruments as net investment hedges.

Recent Accounting Pronouncements.
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We elected to apply the available package of transitional practical expedients which permitted us not to reassess under the new standard our prior conclusions regarding lease identification, lease classification and initial direct costs. We have also elected to apply the short-term lease recognition exemption which means we will not recognize ROU assets or lease liabilities for leases that qualify both at transition and on a go-forward basis. In addition, we have elected to apply the practical expedient to not separate lease and non-lease components for our leases except for those related to certain limited supply arrangements. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Topic 840. Upon adoption of Topic 842, the Company determined that there was no cumulative-effect adjustment to beginning retained earnings in the consolidated balance sheets. Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows. Refer to Note 6 Leases for additional information.
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
In October 2018, the FASB issued Accounting Standards Update 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). ASU 2018-16 permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and is required to be adopted in conjunction with ASU 2017-12 (as defined below) on a prospective basis. The Company applied the provisions of ASU 2018-16 as of January 1, 2018. The impact of the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
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
In January 2016, the FASB issued Accounting Standards Update 2016-01, which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income (loss). In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU 2016-01. The standards are effective for annual and interim periods beginning after December 15, 2017. As required, the Company applied the provisions of ASU 2016-01 as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (updated with Accounting Standards Update 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20), which revises accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP (codified as Topic 606). The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. The Company adopted this standard and its updates as of January 1, 2018 and elected to apply the modified retrospective transition approach. As a result, the Company is recognizing revenue on certain arrangements upon the transfer of control of product shipments rather than upon sell-through by the customer, and is recording certain costs historically in cost of sales as contra revenue.
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

Accounting Standards Issued Not Yet Adopted
In November 2018, the FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to U.S. GAAP for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of this update is to clarify and align the accounting and capitalization of implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The updated guidance will require an entity in a hosting arrangement that is a service contract, to follow guidance in ASC 350 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of ASU 2016-13. ASU 2016-13 and its subsequent amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect adoption to have a material effect on our consolidated financial statements.

3.	Revenue from Contracts with Customers
Revenue Disaggregation
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the years ended December 31, 2019, 2018, and 2017, respectively:

(In millions)	North America	Europe	Rest of World	Total
Year Ended December 31, 2019
Central Nervous System & Anesthesia	$599.2	$863.6	$354.1	$1,816.9
Infectious Disease	115.9	435.7	1,100.9	1,652.5
Respiratory & Allergy	1,108.2	456.0	240.3	1,804.5
Cardiovascular	222.2	506.8	158.5	887.5
Gastroenterology	125.4	608.0	405.5	1,138.9
Diabetes & Metabolism	390.7	297.5	143.7	831.9
Dermatology	127.6	304.7	108.7	541.0
Women’s Health	371.3	241.0	102.4	714.7
Oncology	795.7	85.7	167.2	1,048.6
Immunology	45.1	67.3	38.2	150.6
Other (1)	262.8	170.8	349.6	783.2
Total	$4,164.1	$4,037.1	$3,169.1	$11,370.3

(In millions)	North America	Europe	Rest of World	Total
Year Ended December 31, 2018
Central Nervous System & Anesthesia	$718.5	$877.5	$340.7	$1,936.7
Infectious Disease	260.8	441.8	826.4	1,529.0
Respiratory & Allergy	643.2	399.9	208.9	1,252.0
Cardiovascular	342.4	567.9	170.6	1,080.9
Gastroenterology	136.4	614.0	364.7	1,115.1
Diabetes & Metabolism	416.5	252.3	121.3	790.1
Dermatology	352.2	330.6	95.8	778.6
Women’s Health	350.7	253.2	104.4	708.3
Oncology	543.4	78.4	137.1	758.9
Immunology	49.5	18.7	38.6	106.8
Other (1)	282.0	323.0	607.3	1,212.3
Total	$4,095.6	$4,157.3	$3,015.8	$11,268.7

(In millions)	North America	Europe	Rest of World	Total
Year Ended December 31, 2017
Central Nervous System & Anesthesia	$1,057.1	$862.7	$317.0	$2,236.8
Infectious Disease	200.0	343.2	921.7	1,464.9
Respiratory & Allergy	709.8	446.3	206.2	1,362.3
Cardiovascular	454.5	579.8	170.3	1,204.6
Gastroenterology	183.5	581.0	357.9	1,122.4
Diabetes & Metabolism	577.7	266.2	103.6	947.5
Dermatology	529.4	295.3	106.0	930.7
Women’s Health	331.2	282.7	94.4	708.3
Oncology	487.4	71.2	148.6	707.2
Immunology	83.5	10.3	37.6	131.4
Other (1)	355.5	219.6	368.8	943.9
Total	$4,969.6	$3,958.3	$2,832.1	$11,760.0
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
Variable Consideration
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
(In millions)	2019	2018	2017
Gross sales	$19,012.2	$19,588.1	$22,206.1
Gross to net adjustments:
Chargebacks	(3,309.6)	(3,352.2)	(4,239.5)
Rebates, promotional programs and other sales allowances	(3,629.3)	(4,235.6)	(5,281.1)
Returns	(237.9)	(261.6)	(390.7)
Governmental rebate programs	(465.1)	(470.0)	(534.8)
Total gross to net adjustments	$(7,641.9)	$(8,319.4)	$(10,446.1)
Net sales	$11,370.3	$11,268.7	$11,760.0

The following is a rollforward of the categories of variable consideration during 2019:

(In millions)	Balance at December 31, 2018	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2019
Chargebacks	$478.2	$3,309.6	$(3,268.6)	$(0.6)	$518.6
Rebates, promotional programs and other sales allowances	1,202.4	3,629.3	(3,747.2)	(0.4)	1,084.1
Returns	439.5	237.9	(284.3)	(0.1)	393.0
Governmental rebate programs	222.2	465.1	(373.8)	(0.7)	312.8
Total	$2,342.3	$7,641.9	$(7,673.9)	$(1.8)	$2,308.5

Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2019 and 2018, respectively:

(In millions)	December 31, 2019	December 31, 2018
Accounts receivable	$1,512.0	$1,715.6
Other current liabilities	796.5	626.7
Total	$2,308.5	$2,342.3

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
Upjohn Business Combination Agreement
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed “Viatris” effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
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

            The consummation of the Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and the receipt of regulatory approvals in certain other jurisdictions, (b) the consummation of the Separation and the Distribution in accordance with the terms of the Separation Agreement, (c) the approval of the Combination by Mylan shareholders, (d) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions, (e) in the case of Pfizer’s and Newco’s obligations to consummate the transactions, (i) the distribution of $12 billion in cash from Upjohn to Pfizer in accordance with the terms of the Separation Agreement and (ii) the receipt by Pfizer of a U.S. Internal Revenue Service (“IRS”) ruling and tax opinion of its tax counsel with respect to the Combination, and (f) other customary closing conditions.
TOBI Purchase Agreement
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
In conjunction with the purchase agreement, Mylan and Novartis entered into an option agreement pursuant to which Novartis granted Mylan an exclusive option to acquire certain equipment and employees relating to the Novartis TOBI Podhaler® production facility in San Carlos, California (the “Facility”). The option also included the transfer of certain agreements to Mylan. On May 28, 2019, Mylan notified Novartis of its election to exercise the purchase option. As a result of the option exercise, Novartis is no longer eligible to receive the contingent payment and during the second quarter of 2019 the Company reversed the accrual for the $20.0 million contingent payment with the offset being a reduction in the value of the intangible asset.
This transaction closed in the third quarter of 2019, and the Company paid Novartis $10.0 million for the Facility. In addition, the Company will receive reimbursement from Novartis for certain restructuring and other costs at the Facility and has purchased the remaining inventory at closing. As a result of the option exercise and the acquisition of the Facility, the Company has accounted for these transactions as a single transaction and revised its accounting to an acquisition of a business under ASC Topic 805 Business Combinations.
The preliminary allocation of the $481.9 million purchase price to the assets acquired and liabilities assumed for this business is as follows:

(In millions)
Current assets	$29.2
Property, plant and equipment	30.0
Intangible and other noncurrent assets	496.7
Total assets acquired	555.9

Current liabilities	(54.0)
Long-term debt and other noncurrent obligations	(20.0)
Net assets acquired	$481.9

The identified intangible assets are comprised of product rights with a weighted average useful life of ten years. The impact of the revised accounting included a reduction of approximately $100.0 million in value of the intangible assets and liabilities related to an unfavorable supply contract and the contingent payment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The preliminary fair value estimates for assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area of those preliminary estimates that is not yet finalized relates to the estimated fair value of intangible assets. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the years ended December 31, 2019 and 2018.
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
Under the Revance Collaboration Agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Mylan will pay Revance royalties on sales of the biosimilar in the ex-U.S. Mylan territories. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment was expensed as a component of R&D expense during the year ended December 31, 2018.
On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which Revance has agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the Biosimilar Initial Advisory Meeting (BIAM) with the U.S. Food and Drug Administration (“FDA”). In accordance with the Amendment, the Company is required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables, and the Company made a payment to Revance in the amount of $5.0 million for the Amendment, which was expensed as a component of R&D expense during the year ended December 31, 2019. All other terms of the Revance Collaboration Agreement remain unchanged.
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
On February 22, 2018, the Company in-licensed European rights to Hulio™, a biosimilar to AbbVie Inc.'s (“AbbVie”) Humira® (adalimumab), including a sub-license to certain of AbbVie’s European patents, from FKB. On February 27, 2019, the Company updated its arrangements with FKB for the commercialization of Hulio™. Under the updated arrangements, Mylan has in-licensed exclusive global commercialization rights for Hulio™. The Company accounted for this transaction as an asset acquisition of IPR&D and a net non-contingent amount due to FKB of approximately $23.3 million was expensed as a component of R&D expense during the year ended December 31, 2019.
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
The Company has entered into certain agreements to acquire intellectual property rights for products that are in the development stage. These agreements include additional development and commercial milestones. During the year ended December 31, 2019, the Company recorded expense of approximately $56.1 million as a component of R&D expense related to non-refundable upfront and milestone payments during the year.

5.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$475.6	$388.1
Restricted cash, included in prepaid expenses and other current assets	15.5	1.2
Cash, cash equivalents and restricted cash	$491.1	$389.3

Accounts receivable, net

(In millions)	December 31, 2019	December 31, 2018
Trade receivables, net	$2,640.1	$2,416.5
Other receivables	418.7	464.5
Accounts receivable, net	$3,058.8	$2,881.0

Total allowances for doubtful accounts were $72.8 million and $98.2 million at December 31, 2019 and 2018, respectively. Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 21% of the accounts receivable balances represent amounts due from three customers at December 31, 2019 and 2018.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $90.1 million of accounts receivable as of December 31, 2019 under these factoring arrangements.
Inventories

(In millions)	December 31, 2019	December 31, 2018
Raw materials	$886.8	$955.7
Work in process	417.2	369.9
Finished goods	1,366.9	1,254.6
Inventories	$2,670.9	$2,580.2

Inventory reserves totaled $268.9 million and $228.2 million at December 31, 2019 and 2018, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $399.2 million, $343.1 million and $212.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2019	December 31, 2018
Prepaid expenses	$156.7	$130.6
Restricted cash	15.5	1.2
Available-for-sale fixed income securities	26.8	25.0
Fair value of financial instruments	43.3	33.8
Equity securities	39.0	32.5
Other current assets	270.7	295.3
Prepaid expenses and other current assets	$552.0	$518.4

Prepaid expenses consists primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2019	December 31, 2018
Machinery and equipment	$2,523.7	$2,421.2
Buildings and improvements	1,197.3	1,182.3
Construction in progress	277.3	239.7
Land and improvements	124.6	131.3
Gross property, plant and equipment	4,122.9	3,974.5
Accumulated depreciation	1,973.3	1,804.3
Property, plant and equipment, net	$2,149.6	$2,170.2

Capitalized software costs included in our consolidated balance sheets were $85.8 million and $112.0 million, net of accumulated depreciation, at December 31, 2019 and 2018, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $256.1 million, $279.5 million and $287.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other assets

(In millions)	December 31, 2019	December 31, 2018
Equity method investments, clean energy investments	$92.2	$138.7
Operating lease right-of-use asset	254.6	—
Other long-term assets	58.2	73.7
Other assets	$405.0	$212.4

Accounts payable

(In millions)	December 31, 2019	December 31, 2018
Trade accounts payable	$1,061.9	$1,123.2
Other payables	466.2	493.8
Accounts payable	$1,528.1	$1,617.0

Other current liabilities

(In millions)	December 31, 2019	December 31, 2018
Accrued sales allowances	$796.5	$626.7
Payroll and employee benefit liabilities	467.1	399.7
Legal and professional accruals, including litigation accruals	138.2	128.1
Contingent consideration	120.4	158.3
Restructuring	26.0	62.3
Equity method investments, clean energy investments	47.7	45.1
Accrued interest	59.1	62.4
Fair value of financial instruments	12.9	29.4
Operating lease liability	76.7	—
Other	575.3	635.6
Other current liabilities	$2,319.9	$2,147.6

In the fourth quarter of 2018, the Company announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an impurity, N-nitrosodiethylamine (“NDEA”) contained in the API valsartan, USP, manufactured by Mylan India. The impact of this recall on the Company’s consolidated financial statements for the year ended December 31, 2019 and 2018 was approximately $22.2 million and $22.6 million of expense, respectively, primarily related to recall costs and inventory reserves. Depending on the scope of regulatory actions, and severity of the impurity, the Company may face additional loss of revenues and profits and incur contractual or other litigation costs. There can be no assurance that future costs related to the recall will not exceed amounts recorded.
Other long-term obligations

(In millions)	December 31, 2019	December 31, 2018
Employee benefit liabilities	$408.9	$397.7
Equity method investments, clean energy investments	57.2	100.3
Contingent consideration	130.3	197.0
Tax related items, including contingencies	109.6	162.1
Operating lease liability	175.7	—
Other	79.1	239.7
Other long-term obligations	$960.8	$1,096.8

6.	Leases
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
As of December 31, 2019, the Company recognized a ROU asset of $254.6 million and a total lease liability of $252.4 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 5 Balance Sheet Components for additional information.
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

Other information related to leases was as follows:

As of December 31, 2019
Remaining lease terms	1 year to 25 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.0%

As of December 31, 2019, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2020	72.6
2021	59.6
2022	39.0
2023	27.0
2024	22.4
Thereafter	65.4
$286.0

As of December 31, 2019, we have additional operating leases, primarily for production and distribution facilities, that have not yet commenced totaling approximately $27.5 million. These leases are expected to commence in 2020 through 2021 and have lease terms of 5 years to 12 years. For the years ended December 31, 2019, 2018 and 2017, the Company had operating lease expense of approximately $87.6 million, $78.9 million and $83.8 million, respectively. Operating lease costs are classified primarily as selling, general and administrative expenses and cost of sales.
As of December 31, 2018, future minimum lease payments under operating lease commitments were as follows:

(In millions)
Year ending December 31,
2019	$73.7
2020	54.7
2021	40.2
2022	28.5
2023	18.3
Thereafter	54.2
$269.6

7.	Equity Method Investments
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

During the year ended December 31, 2019, the Company reduced its long-term obligations for its three remaining investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $7.0 million, which was recognized as a component of the net loss of the equity method investments in the consolidated statements of operations.
During the year ended December 31, 2018, the Company and a project sponsor agreed to terminate two previous investments. Under the termination agreements, the Company returned its ownership interest in the projects to the sponsor and in exchange the Company had no further obligations with respect to the notes payable for these projects.
Also, during the year ended December 31, 2018, the Company entered into amended agreements related to the three remaining investments. These amendments effectively reduce the amount of expected future variable debt payments to the respective project sponsor.
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
The carrying values and respective balance sheet locations of the Company’s clean energy investments were as follows at December 31, 2019 and 2018, respectively:

(In millions)	December 31, 2019	December 31, 2018
Other assets	$92.2	$138.7
Total liabilities	104.9	145.4
Included in other current liabilities	47.7	45.1
Included in other long-term obligations	57.2	100.3

Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are as follows:

(In millions)	December 31, 2019	December 31, 2018
Current assets	$39.3	$36.6
Noncurrent assets	1.7	2.3
Total assets	41.0	38.9
Current liabilities	36.1	32.8
Noncurrent liabilities	1.7	1.7
Total liabilities	37.8	34.5
Net assets	$3.2	$4.4

	Year Ended December 31,
(In millions)	2019	2018	2017
Total revenues	$385.0	$483.3	$473.0
Gross loss	(4.4)	(21.1)	(12.8)
Operating and non-operating expense	20.0	21.9	22.3
Net loss	$(24.4)	$(43.0)	$(35.1)

The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the years ended December 31, 2019, 2018 and 2017, the Company recognized net losses from equity method investments of $62.1 million, $78.7 million, and $58.0 million, respectively, which were recognized as a component of other expense, net in the consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

8.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2017:
Goodwill	$3,934.6	$4,967.1	$1,689.0	$10,590.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,549.6	4,967.1	1,689.0	10,205.7
Foreign currency translation	(41.7)	(309.7)	(106.5)	(457.9)
	3,507.9	4,657.4	1,582.5	9,747.8
Balance at December 31, 2018:
Goodwill	3,892.9	4,657.4	1,582.5	10,132.8
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,507.9	4,657.4	1,582.5	9,747.8
Reclassifications (1)	(165.7)	25.2	140.5	—
Foreign currency translation	(18.8)	(134.0)	(4.4)	(157.2)
	3,323.4	4,548.6	1,718.6	9,590.6
Balance at December 31, 2019
Goodwill	3,708.4	4,548.6	1,718.6	9,975.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,323.4	$4,548.6	$1,718.6	$9,590.6

____________

(1)	The reclassifications between segments realign certain prior period foreign currency translation amounts to conform to current year presentation.
Intangible assets consist of the following components at December 31, 2019 and 2018:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2019
Product rights, licenses and other (1)	15	$20,109.1	$8,579.5	$11,529.6
In-process research and development		120.3	—	120.3
		$20,229.4	$8,579.5	$11,649.9
December 31, 2018
Product rights, licenses and other (1)	15	$20,264.1	$7,225.1	$13,039.0
In-process research and development		625.6	—	625.6
		$20,889.7	$7,225.1	$13,664.6
____________

(1)	Represents amortizable intangible assets. Other intangibles consist principally of customer lists and contractual rights.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic franchise, is as follows:

(In millions)	December 31, 2019	December 31, 2018
Central Nervous System and Anesthesia	$1,947.3	$2,148.9
Dermatology	1,832.9	2,125.7
Gastroenterology	1,572.0	1,790.9
Diabetes and Metabolism	1,090.5	1,232.4
Cardiovascular	1,350.5	1,541.9
Respiratory and Allergy	1,997.0	2,084.1
Infectious Disease	491.8	596.0
Oncology	165.1	206.0
Women's Healthcare	167.3	315.1
Immunology	225.8	258.8
Other (1)	677.9	694.9
	$11,518.1	$12,994.7
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.
Amortization expense and intangible asset impairment charges, which are included as a component of amortization expense, which is classified primarily within cost of sales in the consolidated statements of operations, for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year ended December 31,
(In millions)	2019	2018	2017
Intangible asset amortization expense	$1,582.7	$1,606.4	$1,437.4
IPR&D intangible asset impairment charges	138.3	117.7	74.6
Finite-lived intangible asset impairment charges	42.3	106.3	6.2
Total intangible asset amortization expense (including impairment charges)	$1,763.3	$1,830.4	$1,518.2

The assessment for impairment of finite-lived intangibles is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of the current competitive environment and future market expectations. Discount rates ranging between 9.0% and 10.0% were utilized in the valuations performed during the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, the Company’s finite-lived intangible assets totaled $11.53 billion and $13.04 billion, respectively. Any future long-lived assets impairment charges could have a material impact in the Company’s consolidated financial condition and results of operations.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 9.0% and 11.0%, 9.5%

and 13.0%, and 8.4% and 10.5% were utilized in the valuations performed during the years ended December 31, 2019, 2018 and 2017 respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer Inc.’s (“Pfizer”) proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the WixelaTM InhubTM occurred in February 2019. The Company reclassified the IPR&D asset of $347.2 million to product rights and licenses during the year ended December 31, 2019 and is amortizing the asset over its estimated useful life.
As of December 31, 2019, the Company has a related contingent consideration liability of $232.0 million. During the year ended December 31, 2019, the Company made $99.0 million in payments. The Company performed an analysis and valuation of the contingent consideration liability using a discounted cash flow model. The model contains certain key assumptions including: market share, the number of competitors, the timing of competition and a discount factor based on an industry specific weighted average cost of capital. Based on the analysis performed, the Company recorded fair value adjustments of $20.4 million during the year ended December 31, 2019 to reduce the contingent consideration liability. The fair value of the contingent consideration liability was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management. Market conditions and other factors may result in significant future changes in the projections and assumptions utilized in the discounted cash flow model, which could lead to material adjustments to the amounts recorded for intangible assets and contingent consideration.
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
Intangible asset amortization expense for the years ended December 31, 2020 through 2024 is estimated to be as follows (excludes the potential impact of the Upjohn transaction):

(In millions)
2020	$1,440
2021	1,361
2022	1,292
2023	1,129
2024	1,016

9.Financial Instruments and Risk Management
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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	December 31, 2019	December 31, 2018
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€3,500.0	€2,354.0	€2,354.0
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
Fair Value Hedging Relationships
The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. The total notional amount of the Company’s fair value hedge was $750 million as of December 31, 2019 and 2018.
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

The Effect of Derivative Instruments in the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$22.3	Prepaid expenses and other current assets	$3.6
Foreign currency forward contracts	Prepaid expenses and other current assets	12.5	Prepaid expenses and other current assets	—
Total		$34.8		$3.6

	Liability Derivatives
	December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$—	Other current liabilities	$12.1
		$—		$12.1

The Effect of Derivative Instruments in the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$8.5	Prepaid expenses and other current assets	$30.2
Total		$8.5		$30.2

	Liability Derivatives
	December 31, 2019		December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$12.9	Other current liabilities	$17.3
Total		$12.9		$17.3

The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2019	2018	2017
Interest rate swaps	Interest expense	$18.7	$(12.6)	$(10.0)
Total		$18.7	$(12.6)	$(10.0)

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In millions)		2019	2018	2017
2023 Senior Notes (3.125% coupon)	Interest expense	$(18.7)	$12.6	$10.0
Total		$(18.7)	$12.6	$10.0

The Effect of Derivative Instruments in the Consolidated Statements of Comprehensive (Loss) Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2019	2018	2017
Foreign currency borrowings and forward contracts	$56.7	$108.9	$(238.4)
Total	$56.7	$108.9	$(238.4)

The Effect of Derivative Instruments in the Consolidated Statements of Comprehensive (Loss) Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2019	2018	2017
Foreign currency forward contracts	$16.6	$(46.6)	$28.1
Interest rate swaps	3.0	—	—
Total	$19.6	$(46.6)	$28.1
The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In millions)		2019	2018	2017
Foreign currency forward contracts	Net sales	$(0.7)	$6.2	$1.1
Interest rate swaps	Interest expense	(7.1)	(7.7)	(7.3)
Total		$(7.8)	$(1.5)	$(6.2)

	Location of Loss Excluded from the Assessment of Hedge Effectiveness	Amount of Loss Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In millions)		2019	2018	2017
Foreign currency forward contracts	Other expense, net	$—	$—	$(3.3)
Total		$—	$—	$(3.3)

At December 31, 2019, the Company expects that approximately $12.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2019	2018	2017
Foreign currency option and forward contracts	Other expense, net	$(17.3)	$34.8	$47.7
Total		$(17.3)	$34.8	$47.7

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	38.3	—	—	38.3
Marketable securities	0.7	—	—	0.7
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	10.8	—	10.8
U.S. Treasuries	—	9.5	—	9.5
Agency mortgage-backed securities	—	2.3	—	2.3
Asset backed securities	—	3.6	—	3.6
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	21.0	—	21.0
Interest rate swap derivative assets	—	22.3	—	22.3
Total assets at recurring fair value measurement	$39.7	$70.1	$—	$109.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$12.9	$—	$12.9
Contingent consideration	—	—	250.7	250.7
Total liabilities at recurring fair value measurement	$—	$12.9	$250.7	$263.6

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$71.0	$—	$—	$71.0
Total cash equivalents	71.0	—	—	71.0
Equity securities:
Exchange traded funds	31.7	—	—	31.7
Marketable securities	0.8	—	—	0.8
Total equity securities	32.5	—	—	32.5
Available-for-sale fixed income investments:
Corporate bonds	—	9.9	—	9.9
U.S. Treasuries	—	9.4	—	9.4
Agency mortgage-backed securities	—	1.6	—	1.6
Asset backed securities	—	3.2	—	3.2
Other	—	0.9	—	0.9
Total available-for-sale fixed income investments	—	25.0	—	25.0
Foreign exchange derivative assets	—	30.2	—	30.2
Interest rate swap derivative assets	—	3.6	—	3.6
Total assets at recurring fair value measurement	$103.5	$58.8	$—	$162.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$29.4	$—	$29.4
Contingent consideration	—	—	355.3	355.3
Total liabilities at recurring fair value measurement	$—	$29.4	$355.3	$384.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the London Interbank Offered Rate (“LIBOR”) yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

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

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At December 31, 2019 and 2018, discount rates ranging from 2.1% to 11.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2017 to December 31, 2019 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2017	$167.8	$285.9	$453.7
Payments	(82.9)	—	(82.9)
Reclassifications	62.1	(62.1)	—
Accretion	—	19.8	19.8
Fair value loss (gain) (3)	11.3	(46.6)	(35.3)
Balance at December 31, 2018	$158.3	$197.0	$355.3
Payments	(99.0)	—	(99.0)
Reclassifications	57.6	(57.6)	—
Accretion	—	14.8	14.8
Fair value loss (gain) (3)	3.5	(23.9)	(20.4)
Balance at December 31, 2019	$120.4	$130.3	$250.7
____________

(1)	Included in other current liabilities in the consolidated balance sheets.

(2)	Included in other long-term obligations in the consolidated balance sheets.

(3)	Included in litigation settlements and other contingencies, net in the consolidated statements of operations.
2018 Changes to Contingent Consideration: During the year ended December 31, 2018, the Company recorded a fair value gain of $44.0 million related to the respiratory delivery platform contingent consideration partially offset by fair value losses of $8.6 million related to certain other acquisitions. In addition, the Company made payments of approximately $51.0 million to resolve the Agila Specialties Private Limited contingent consideration and a net payment of $30.0 million to resolve the contingent consideration related to the acquisition of certain female healthcare businesses from Famy Care Limited (such businesses, “Jai Pharma Limited”).
2019 Changes to Contingent Consideration: During the year ended December 31, 2019, the Company recorded a fair value gain of $20.4 million related to the respiratory delivery platform contingent consideration which was partially offset by the net accretion of approximately $14.8 million. In addition, the Company made payments of approximately $99.0 million towards the respiratory delivery platform.
The Company expects to incur approximately $10 million to $15 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2020.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale fixed income securities, included in prepaid expenses and other current assets, were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Debt securities	$26.0	$0.8	$—	$26.8
	$26.0	$0.8	$—	$26.8
December 31, 2018
Debt securities	$24.8	$0.2	$—	$25.0
	$24.8	$0.2	$—	$25.0

Maturities of available-for-sale debt securities at fair value as of December 31, 2019, were as follows:

(In millions)
Mature within one year	$0.8
Mature in one to five years	14.2
Mature in five years and later	11.8
$26.8

10.	Debt
Short-Term Borrowings
The Company had no short-term borrowings as of December 31, 2019, and $1.9 million was outstanding as of December 31, 2018. The following provides an overview of the Company’s short-term credit facilities.
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility which expires in April 2022.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. Mylan Securitization’s assets have been pledged to MUFG Bank, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables are included in accounts receivable, net, in the consolidated balance sheets.
On April 25, 2019, the Company entered into the Note Securitization Facility for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
The Receivables Facility and the Note Securitization Facility contain requirements relating to the accounts receivable and covenants related to the Company with which the Company was compliant as of December 31, 2019. As of December 31, 2019 and 2018, the Company had $407.0 million and $322.0 million, respectively, of accounts receivable balances sold to Mylan Securitization.

Commercial Paper Program
On July 27, 2018, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). As of December 31, 2019 and 2018 there was no commercial paper notes (the “CP Notes”) outstanding under this program. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the CP Notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The Company’s 2018 Revolving Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
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
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	December 31, 2019	December 31, 2018
Current portion of long-term debt:
2016 Term Facility (a) **	3.897%	$—	$100.0
2019 Senior Notes (b) **	2.500%	—	549.9
2020 Floating Rate Euro Notes (c) **		560.6	—
2020 Euro Senior Notes **	1.250%	840.1	—
2020 Senior Notes (d) **	3.750%	50.0	—
Other		8.3	6.2
Deferred financing fees		(1.4)	(0.9)
Current portion of long-term debt		$1,457.6	$655.2

Non-current portion of long-term debt:
2020 Floating Rate Euro Notes (c) **		—	573.3
2020 Euro Senior Notes **	1.250%	—	858.1
2020 Senior Notes (d) **	3.750%	—	499.9
2021 Senior Notes **	3.150%	2,249.2	2,248.7
2023 Senior Notes (e) *	3.125%	771.8	752.9
2023 Senior Notes *	4.200%	499.1	498.9
2024 Euro Senior Notes **	2.250%	1,119.3	1,144.2
2025 Euro Senior Notes *	2.125%	559.6	572.0
2026 Senior Notes **	3.950%	2,238.1	2,236.5
2028 Euro Senior Notes **	3.125%	834.3	852.5
2028 Senior Notes *	4.550%	748.4	748.2
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.7	747.6
Other		8.9	5.1
Deferred financing fees		(59.1)	(73.7)
Long-term debt		$11,214.3	$13,161.2
____________

(a)	The 2016 Term Facility bore interest at LIBOR plus a base rate, which margins could fluctuate based on the Company’s credit ratings.

(b)	The 2019 Senior Notes were repaid at maturity in the second quarter of 2019.

(c)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

(d)	The 2020 Senior Notes were partially redeemed in the fourth quarter of 2019.

(e)	The Company has entered into interest rate swaps designated as a fair value hedge. The variable interest rate was 2.42% at December 31, 2019.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
Revolving Credit Facility
On November 22, 2016, the Company entered into a revolving credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and issuing banks and Bank of America, N.A., as the administrative agent, pursuant to which the Company may obtain extensions of credit in an aggregate principal amount not to exceed $2.0 billion (the “2016 Revolving Facility”). On the same day, the Company entered into a term credit facility among the Company, as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent (the “2016 Term Facility”). The Company repaid the remaining $100.0 million outstanding under the 2016 Term Facility during the year ended December 31, 2019.
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
On February 22, 2019, the Company, as a guarantor, and Mylan Inc., as borrower, entered into an amendment (the "Revolving Loan Amendment") to the 2018 Revolving Facility. The Revolving Loan Amendment extended the leverage ratio covenant of 4.25 to 1.00 through the December 31, 2019 reporting period. The Company is in compliance at December 31, 2019 and expects to remain in compliance for the next twelve months.
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
Fair Value
At December 31, 2019 and 2018, the aggregate fair value of the Company’s outstanding notes was approximately $13.4 billion and $13.1 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2019, were as follows for each of the periods ending December 31:

(In millions)	Total
2020	$1,452
2021	2,250
2022	—
2023	1,250
2024	1,121
Thereafter	6,652
Total	$12,725

11.	Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2019	December 31, 2018
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.6	$—
Net unrecognized (loss) gain and prior service cost related to defined benefit plans, net of tax	(17.4)	1.7
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(31.6)	(53.1)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(74.3)	(130.9)
Foreign currency translation adjustment	(1,674.5)	(1,259.0)
	$(1,797.2)	$(1,441.3)

Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			29.3	59.6	0.5	(21.0)	(415.5)	(347.1)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	0.7		0.7					0.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.1	7.1					7.1
Amortization of prior service costs included in SG&A						(0.9)		(0.9)
Amortization of actuarial loss included in SG&A						(2.9)		(2.9)
Net other comprehensive earnings (loss), before tax			37.1	59.6	0.5	(24.8)	(415.5)	(343.1)
Income tax provision (benefit)			12.2	3.0	(0.1)	(5.9)	—	9.2
Cumulative effect of the adoption of new accounting standards			$(3.4)	$—	$—	$(0.2)	$—	$(3.6)
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)

	Year Ended December 31, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(80.7)	111.6	(0.1)	(3.0)	(1,125.2)	(1,097.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.2)		(6.2)					(6.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.7	7.7					7.7
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						(0.4)		(0.4)
Net other comprehensive (loss) earnings, before tax			(79.2)	111.6	(0.1)	(3.8)	(1,125.2)	(1,096.7)
Income tax (benefit) provision			(27.3)	2.7	—	0.5	—	(24.1)
Cumulative effect of the adoption of new accounting standards			$2.5	$—	$(10.0)	$—	$—	$(7.5)
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)

	Year Ended December 31, 2017
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2016, net of tax			$(38.6)	$(1.4)	$14.5	$(0.5)	$(2,237.7)	$(2,263.7)
Other comprehensive earnings (loss) before reclassifications, before tax			46.5	(238.4)	(6.7)	2.9	2,103.9	1,908.2
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(1.1)		(1.1)					(1.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.3	7.3					7.3
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial gain included in SG&A						0.7		0.7
Net other comprehensive earnings (loss), before tax			52.7	(238.4)	(6.7)	3.8	2,103.9	1,915.3
Income tax provision (benefit)			17.8	—	(2.3)	(2.7)	—	12.8
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)

12.	Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years.
The Tax Act also puts in place new tax laws that impact our taxable income beginning in 2018, which include, but are not limited to (1) creating a Base Erosion Anti-Abuse Tax (“BEAT”), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders and a deduction generally equal to 50 percent of GILTI (37.5 percent for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) limitations on the deductibility of certain executive compensation, and (6) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.
As of December 31, 2019, the Company’s practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above resulted in the previously untaxed foreign earnings of U.S. subsidiaries being included in the federal and state taxable income. We analyze on an ongoing basis our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries repatriate cash, which include potential local country withholding taxes and U.S. state taxation. The Company has elected to not record deferred taxes associated with the GILTI provision of the Tax Act.

The Company’s accounting for the impact of the 2017 Tax Act was completed during the year ended December 31, 2018.
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2019	2018	2017
U.S. Federal:
Current	$118.1	$(68.2)	$39.5
Deferred	(165.5)	(112.9)	28.2
	(47.4)	(181.1)	67.7
U.S. State:
Current	21.1	6.8	3.9
Deferred	(13.6)	(12.3)	(0.6)
	7.5	(5.5)	3.3
Non-U.S.:
Current	191.0	271.6	275.0
Deferred	(13.5)	(139.1)	(139.0)
	177.5	132.5	136.0
Income tax provision (benefit)	$137.6	$(54.1)	$207.0
Earnings before income taxes:
United Kingdom	$(73.3)	$39.1	$89.7
United States	(1,031.4)	(1,000.5)	(414.5)
Foreign - Other	1,259.1	1,259.8	1,227.8
Total earnings before income taxes	$154.4	$298.4	$903.0

For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2019	December 31, 2018
Deferred tax assets:
Employee benefits	$182.5	$184.8
Litigation reserves	14.7	15.7
Accounts receivable allowances	201.9	217.7
Tax credit and loss carry-forwards	726.2	891.4
Operating lease assets (1)	62.8	—
Interest expense	162.7	373.5
Intangible assets	184.7	104.1
Other	201.7	182.4
	1,737.2	1,969.6
Less: Valuation allowance	(603.5)	(806.0)
Total deferred tax assets	1,133.7	1,163.6
Deferred tax liabilities:
Plant and equipment	87.4	105.6
Operating lease liabilities (1)	62.8	—
Intangible assets and goodwill	1,890.8	2,189.2
Other	17.1	18.7
Total deferred tax liabilities	2,058.1	2,313.5
Deferred tax liabilities, net	$(924.4)	$(1,149.9)
___________

(1)
As discussed in Note 6 Leases of the notes to consolidated financial statements, in 2019 we adopted an ASU that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a modified retrospective basis that does not require application to periods prior to adoption.

For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the amount by which the investment in those subsidiaries, as recorded for U.S. GAAP purposes, exceeds the tax basis. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences is approximately $2.1 billion at December 31, 2019. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for tax purposes than for U.S. GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.

A reconciliation of the U.K. statutory tax rate of 19% to the effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory tax rate	19.0%	19.0%	19.0%

United States Operations
Clean energy and research credits	(43.4)%	(33.1)%	(10.1)%
U.S. rate differential	(3.1)%	(5.4)%	7.4%
Tax Act - transition tax & deferred tax rate change	—%	(4.9)%	8.4%
State income taxes and credits	(4.1)%	(9.2)%	(0.6)%
Valuation allowance	(118.5)%	60.2%	10.3%
Tax settlements and resolution of certain tax positions	199.6%	(22.5)%	1.0%
Global intangible low-taxed income	(8.6)%	8.6%	—%
Waived deductions under IRC § 59A	64.5%	—%	—%
Nondeductible transaction costs	7.7%	—%	—%
Other U.S. items	6.9%	7.5%	0.2%
Other Foreign Operations
Luxembourg	(14.8)%	(28.3)%	(10.1)%
Gibraltar	(38.8)%	(19.2)%	(6.5)%
Ireland	(13.7)%	(3.5)%	(1.4)%
France	15.2%	6.2%	2.1%
Other	12.8%	2.3%	0.1%
Deferred tax impact of tax law changes	36.7%	(5.2)%	(2.6)%
Valuation allowance	(9.9)%	(4.3)%	3.9%
Withholding taxes	7.1%	4.1%	1.3%
Tax settlements and resolution of certain tax positions	(27.6)%	0.7%	(0.9)%
Other foreign items	2.1%	8.9%	1.4%
Effective tax rate	89.1%	(18.1)%	22.9%

Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019, a valuation allowance has been applied to certain deferred tax assets in the amount of $603.5 million.
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
Net Operating Losses
As of December 31, 2019, the Company has U.S. federal net operating loss carry-forwards of $8.5 million, and U.S. state income tax loss carry-forwards of approximately $2.8 billion. The Company also has non-U.S. net operating loss carryforwards of approximately $1.4 billion, of which $1.1 billion can be carried forward indefinitely, with the remaining $225.3 million expiring in years 2020 through 2039. The Company also has $37.6 million of foreign deductible attributes that can be carried forward indefinitely. Most of the net operating losses and the foreign deductible attributes have a valuation allowance recorded against them. The Company also has $208.2 million of U.S. and foreign credit carryovers, expiring in various amounts through 2039.

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
Mylan is subject to ongoing IRS examinations. The years 2015 through 2018 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and a trial was held in December 2018 and is discussed further below. On February 27, 2015, Mylan N.V. acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (collectively, the “EPD Business Acquisition”). In connection with the EPD Business Acquisition, we entered into intercompany transactions with our affiliates that affect our U.S. tax liability. Mylan N.V. is not incorporated in the U.S. and expects to be treated as a non-U.S. corporation for U.S. federal income tax purposes. We have received and responded to various IRS requests for information about, among other matters, the EPD Business Acquisition, including the interest rates used for intercompany loans and our status as a non-U.S. corporation for U.S. federal income tax purposes.
During the second quarter of 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business Acquisition. Under the agreement in principle, which was finalized as part of a closing agreement with the IRS on October 11, 2019, our status as a non-U.S. corporation for U.S. Federal income tax purposes has been confirmed, and we have adjusted the interest rates used for intercompany loans. As a result, during the year ended December 31, 2019, the Company recorded a reserve of approximately $155.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $144.9 million.
The Company’s major state taxing jurisdictions remain open from fiscal year 2013 through 2018, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2011 through 2018, some of which are indemnified by Strides Arcolab Limited (“Strides Arcolab”) for tax assessments.
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
As of December 31, 2019 and 2018, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $92.1 million and $96.3 million, all of which would affect the Company’s effective tax rate if recognized. Related accrued interest and penalties included in the consolidated balance sheets were $17.2 million and $72.6 million as of December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, 2018 and 2017, Mylan recognized $35.2 million and $18.3 million of tax benefit and $11.1 million of tax expense, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.
Several international audits are currently in progress.  In some cases, the tax auditors have proposed adjustments to our tax positions including with respect to certain intercompany transactions, and we are in ongoing discussions with the auditors regarding the validity of their positions. The Company has recorded a reserve for uncertain tax positions of $89.2 million, including interest and penalties, in connection with its international audits at December 31, 2019.  In certain cases, these audits can also result in non-tax consequences.  For example, under French law, certain tax matters are automatically referred for criminal investigation.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Unrecognized tax benefit — beginning of year	$96.3	$185.7	$190.9
Additions for current year tax positions	—	—	4.4
Additions for prior year tax positions	154.9	20.0	5.5
Reductions for prior year tax positions	(11.7)	(5.8)	(0.8)
Settlements	(112.5)	(32.9)	(0.4)
Reductions due to expirations of statute of limitations	(34.9)	(70.7)	(13.9)
Unrecognized tax benefit — end of year	$92.1	$96.3	$185.7

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $60.0 million, involving international and state audits and settlements. The Company does not anticipate significant increases to the reserve within the next twelve months.

13.	Share-Based Incentive Plan
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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2016	7,699,441	$33.38
Granted	964,475	42.48
Exercised	(902,041)	20.06
Forfeited	(563,191)	47.36
Outstanding at December 31, 2017	7,198,684	$35.17
Granted	905,265	40.38
Exercised	(820,603)	21.75
Forfeited	(468,068)	47.86
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	829,322	26.18
Exercised	(580,950)	14.40
Forfeited	(715,941)	39.40
Outstanding at December 31, 2019	6,347,709	$36.97
Vested and expected to vest at December 31, 2019	6,144,668	$37.05
Exercisable at December 31, 2019	4,766,040	$38.11
As of December 31, 2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.3 years, 5.1 years and 4.2 years, respectively. Also, at December 31,

2019, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.3 million, $0.2 million and $0.1 million, respectively.
A summary of the status of the Company’s nonvested restricted ordinary shares and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of December 31, 2018 and the changes during the year ended December 31, 2019 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2018	6,393,081	$40.75
Granted	2,292,063	27.41
Released	(1,436,282)	43.58
Forfeited	(3,143,173)	38.02
Nonvested at December 31, 2019	4,105,689	$34.42

Of the 2,292,063 restricted stock awards granted during the year ended December 31, 2019, 1,314,723 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining restricted stock awards granted, 913,927 are subject to market conditions and will cliff vest in three years or less and 63,413 are not subject to market or performance conditions and will cliff vest in one year or less.
As of December 31, 2019, the Company had $74.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.4 years. The total intrinsic value of stock awards exercised and restricted stock units released during the years ended December 31, 2019 and 2018 was $38.0 million and $46.3 million, respectively.
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
The assumptions used for options granted under the 2003 Plan are as follows:

	Year Ended December 31,
	2019	2018	2017
Volatility	38.1%	35.8%	33.2%
Risk-free interest rate	2.5%	2.8%	2.2%
Expected term (years)	6.5	6.5	6.4
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$11.03	$16.51	$15.88

In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SARs or PSUs. The initial Awards were granted in February 2014 and contained a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017, subject to the same performance condition. The performance condition was not achieved by December 31, 2018 and approximately 2.6 million Awards outstanding under the 2014 Program were canceled during 2019, and approximately 1.1 million ordinary shares of restricted stock were canceled and returned to treasury stock during 2019. There was no impact to share-based compensation expense during the year ended December 31, 2019 as all of the cumulative expense of approximately $70.6 million related to the Awards was reversed during the year ended December 31, 2018.

14.	Employee Benefit Plans
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
Accounting for Defined Benefit Pension and Other Postretirement Plans
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. Actuarial gains or losses and prior service costs or credits that arise during the period are not recognized as components of net periodic benefit cost, but are recognized, net of tax, as a component of other comprehensive (loss) earnings.
Included in accumulated other comprehensive loss as of December 31, 2019 and 2018 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Unrecognized actuarial loss (gain)	$20.6	$(10.3)	$4.8	$1.1
Unrecognized prior service (credit) cost	(1.3)	12.1	0.7	0.7
Total	$19.3	$1.8	$5.5	$1.8

Of the December 31, 2019 amount, the Company expects to recognize approximately $0.3 million of unrecognized actuarial losses and an immaterial amount of unrecognized prior service costs in net periodic benefit cost during 2020. The unrecognized net actuarial losses exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants. The increase in accumulated other comprehensive loss in 2019 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial loss	$30.2	$7.1
Amortization of actuarial gain/(loss)	0.5	(3.4)
Unrecognized prior service costs	(12.4)	—
Amortization of prior service costs	(0.9)	—
Impact of foreign currency translation	0.6	—
Net change	$18.0	$3.7

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.

Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Service cost	$20.7	$19.2	$20.1	$0.6	$0.6	$0.7
Interest cost	13.6	13.0	13.6	1.5	1.5	1.6
Expected return on plan assets	(12.1)	(14.4)	(14.3)	—	—	—
Plan curtailment, settlement and termination	(0.3)	(0.1)	(1.7)	3.2	—	—
Amortization of prior service costs	0.9	0.3	0.2	—	—	—
Recognized net actuarial (gains) losses	(0.8)	(0.1)	0.3	0.2	0.2	0.4
Net periodic benefit cost	$22.0	$17.9	$18.2	$5.5	$2.3	$2.7
Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2019 and 2018.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2019	2018	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$635.4	$665.2	$34.0	$35.1
Service cost	20.7	19.2	0.6	0.7
Interest cost	13.6	13.0	1.5	1.3
Participant contributions	1.0	1.0	0.2	0.2
Transferred liabilities	0.8	16.1	—	—
Plan settlements and terminations	(23.8)	(7.6)	(7.1)	—
Actuarial losses (gains)	57.3	(27.4)	7.1	(0.6)
Benefits paid	(23.9)	(24.9)	(2.5)	(2.7)
Impact of foreign currency translation	(6.4)	(19.2)	—	—
Projected benefit obligation, end of year	$674.7	$635.4	$33.8	$34.0

Change in Plan Assets
Fair value of plan assets, beginning of year	$283.5	$296.1	$—	$—
Actual return on plan assets	39.2	(11.0)	—	—
Company contributions	26.4	28.9	9.4	2.5
Participant contributions	1.0	1.0	0.2	0.2
Transferred assets	—	16.1	—	—
Plan settlements	(8.9)	(16.5)	(7.1)	—
Benefits paid	(23.9)	(24.9)	(2.5)	(2.7)
Other	(1.9)	(1.6)	—	—
Impact of foreign currency translation	0.3	(4.6)	—	—
Fair value of plan assets, end of year	315.7	283.5	—	—
Funded status of plans	$(359.0)	$(351.9)	$(33.8)	$(34.0)

Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Noncurrent assets	$24.8	$5.9	$—	$—
Current liabilities	(11.9)	(11.9)	(2.0)	(1.7)
Noncurrent liabilities	(371.9)	(345.9)	(31.8)	(32.3)
Net accrued benefit costs	$(359.0)	$(351.9)	$(33.8)	$(34.0)

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $636.3 million and $592.5 million at December 31, 2019 and 2018, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2019 and 2018 were as follows:

	December 31,
(In millions)	2019	2018
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$476.3	$502.9
Accumulated benefit obligation	454.4	483.1
Fair value of plan assets	94.4	154.8

Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2019 and 2018 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.4	$0.5	$—	$3.9
Equity securities	33.8	55.5	—	89.3
Fixed income securities	138.0	41.9	—	179.9
Assets held by insurance companies and other	1.3	13.8	27.5	42.6
Total	$176.5	$111.7	$27.5	$315.7

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.5	$0.4	$—	$3.9
Equity securities	58.5	66.0	—	124.5
Fixed income securities	65.4	58.4	—	123.8
Assets held by insurance companies and other	0.1	7.2	24.0	31.3
Total	$127.5	$132.0	$24.0	$283.5

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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	1.6%	2.3%	3.3%	4.3%
Expected return on plan assets	4.3%	4.9%	—%	—%
Rate of compensation increase	2.9%	2.9%	—%	—%
The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2019:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	2.3%	2.0%	2.2%	4.3%	3.7%	4.2%
Expected return on plan assets	4.3%	4.9%	5.0%	—%	—%	—%
Rate of compensation increase	2.9%	2.9%	2.8%	—%	—%	—%

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
The weighted-average healthcare cost trend rate used for 2019 was 5.5% declining to a projected 4.5% in the year 2021. For 2020, the assumed weighted-average healthcare cost trend rate used will be 6.7% declining to a projected 4.5% in the year 2034. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates. If these 2020 healthcare cost trend rates were increased or decreased by one percentage point per year, such increase or decrease would have the following effects:

(In millions)	Increase	Decrease
Increase (decrease) in the aggregate of service and interest cost components of annual expense	$0.1	$—
Increase (decrease) in the projected benefit obligation	1.3	(1.1)

Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.

Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2020	$33.2	$2.0
2021	34.0	1.8
2022	34.7	1.9
2023	35.2	1.9
2024	38.9	2.0
Thereafter	193.1	10.2
Total	$369.1	$19.8

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
Total employer contributions to defined contribution plans were approximately $95.6 million, $85.2 million and $95.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Benefit Arrangements
The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund (the “Plan”) provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing plant in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the Plan effective May 10, 2012. In 2013, the Plan trustee notified the Company that its withdrawal liability was approximately $27.3 million, which was accrued by the Company in 2013. The withdrawal liability is being paid over a period of approximately nine years; payments began in March 2014. The withdrawal liability was approximately $12.1 million and $15.1 million at December 31, 2019 and 2018, respectively. The Employee Identification Number for the Plan is 11-6166763.

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
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, including certain special items, net charges for litigation settlements and other contingencies, amortization of intangible assets, impairment charges and other expenses not directly attributable to the segments are reported separately or outside of segment profitability. Items below the earnings from operations line in the Company’s consolidated statements of operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Year Ended December 31, 2019
Net sales	$4,164.1	$4,037.1	$3,169.1	$—	$11,370.3
Other revenue	74.2	16.0	40.0	—	130.2
Intersegment revenue	75.7	100.2	514.1	(690.0)	—
Total	$4,314.0	$4,153.3	$3,723.2	$(690.0)	$11,500.5

Segment profitability	$1,861.9	$1,019.1	$660.7	$—	$3,541.7

Intangible asset amortization expense					(1,582.7)
Intangible asset impairment charges					(180.6)
Globally managed research and development costs					(205.8)
Corporate costs and special items					(878.5)
Litigation settlements & other contingencies					21.4
Earnings from operations					$715.5

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Year Ended December 31, 2018
Net sales	$4,095.6	$4,157.3	$3,015.8	$—	$11,268.7
Other revenue	112.4	27.1	25.7	—	165.2
Intersegment revenue	85.2	107.8	343.9	(536.9)	—
Total	$4,293.2	$4,292.2	$3,385.4	$(536.9)	$11,433.9

Segment profitability	$1,838.4	$1,089.5	$692.0	$—	$3,619.9

Intangible asset amortization expense					(1,606.4)
Intangible asset impairment charges					(224.0)
Globally managed research and development costs					(250.3)
Corporate costs and special items					(683.1)
Litigation settlements & other contingencies					49.5
Earnings from operations					$905.6

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Year Ended December 31, 2017
Net sales	$4,969.6	$3,958.3	$2,832.1	$—	$11,760.0
Other revenue	86.5	36.5	24.7	—	147.7
Intersegment revenue	74.6	112.4	379.2	(566.2)	—
Total	$5,130.7	$4,107.2	$3,236.0	$(566.2)	$11,907.7

Segment profitability	$2,497.1	$1,082.8	$572.7	$—	$4,152.6

Intangible asset amortization expense					(1,437.4)
Intangible asset impairment charges					(80.8)
Globally managed research and development costs					(356.4)
Corporate costs and special items					(853.9)
Litigation settlements & other contingencies					13.1
Earnings from operations					$1,437.2

The following table represents the percentage of consolidated net sales to Mylan’s major customers during the years ended December 31, 2019, 2018, and 2017:

	Percentage of Consolidated Net Sales
	2019	2018	2017
McKesson Corporation	15%	12%	13%
AmerisourceBergen Corporation	9%	8%	8%
Cardinal Health, Inc.	8%	8%	10%

Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2019	2018	2017
United States	$3,965.9	$3,865.2	$4,683.7
India	1,171.1	1,164.8	1,082.6
The Netherlands (1)	139.4	132.2	117.5
Other countries (2)	6,093.9	6,106.5	5,876.2
	$11,370.3	$11,268.7	$11,760.0
____________

(1)	Mylan N.V. has its corporate seat in the Netherlands.

(2)	No other country’s net sales represent more than 10% of consolidated net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

16.	Commitments
On July 29, 2019, Newco and certain financial institutions executed a 364-day bridge commitment letter pursuant to which such financial institutions have committed to provide bridge financing (the “Bridge Facility”) to Newco to fund the amount of the cash payment from Newco to Pfizer and to pay fees and expenses related to the transactions contemplated by the Business Combination Agreement. Mylan N.V. and Mylan Inc. will be guarantors of the Bridge Facility from and after the consummation of the Combination. See Note 4 Acquisitions and Other Transactions for additional information.
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

17.	Subsidiary Guarantors
The following tables present condensed consolidating financial information for (a) Mylan N.V., the issuer of the 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 (collectively, the “Mylan N.V. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan Inc.; (b) Mylan Inc., the issuer of the 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 (collectively, the “Mylan Inc. Senior Notes”), which are guaranteed on a senior unsecured basis by Mylan N.V.; and (c) all other subsidiaries of the Company on a combined basis, none of which guarantee the Mylan N.V. Senior Notes or guarantee the Mylan Inc. Senior Notes (“Non-Guarantor Subsidiaries”). The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
The following financial information presents the related condensed consolidating balance sheets as of December 31, 2019 and 2018 and the related condensed consolidating statements of operations, condensed consolidating statements of comprehensive (loss) earnings and condensed consolidating statements of cash flows for each of the three years in the period ended December 31, 2019. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$475.6	$—	$475.6
Accounts receivable, net	—	19.6	—	3,039.2	—	3,058.8
Inventories	—	—	—	2,670.9	—	2,670.9
Intercompany receivables	375.1	573.1	—	13,524.5	(14,472.7)	—
Prepaid expenses and other current assets	7.7	120.7	—	423.6	—	552.0
Total current assets	382.8	713.4	—	20,133.8	(14,472.7)	6,757.3
Property, plant and equipment, net	—	240.2	—	1,909.4	—	2,149.6
Investments in subsidiaries	18,726.9	12,988.9	—	—	(31,715.8)	—
Intercompany notes and interest receivable	5,263.3	11,202.7	—	3,191.7	(19,657.7)	—
Intangible assets, net	—	—	—	11,649.9	—	11,649.9
Goodwill	—	17.1	—	9,573.5	—	9,590.6
Other assets	0.2	124.7	—	983.2	—	1,108.1
Total assets	$24,373.2	$25,287.0	$—	$47,441.5	$(65,846.2)	$31,255.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$121.6	$—	$1,406.5	$—	$1,528.1
Income taxes payable	—	8.5	—	204.5	—	213.0
Current portion of long-term debt and other long-term obligations	1,449.3	0.2	—	58.6	—	1,508.1
Intercompany payables	2,093.3	12,375.0	—	4.4	(14,472.7)	—
Other current liabilities	19.8	291.2	—	2,008.9	—	2,319.9
Total current liabilities	3,562.4	12,796.5	—	3,682.9	(14,472.7)	5,569.1
Long-term debt	7,408.9	3,796.5	—	8.9	—	11,214.3
Intercompany notes payable	1,518.1	3,494.7	—	14,644.9	(19,657.7)	—
Other long-term obligations	—	58.8	—	2,529.5	—	2,588.3
Total liabilities	12,489.4	20,146.5	—	20,866.2	(34,130.4)	19,371.7

Total equity	11,883.8	5,140.5	—	26,575.3	(31,715.8)	11,883.8

Total liabilities and equity	$24,373.2	$25,287.0	$—	$47,441.5	$(65,846.2)	$31,255.5

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets
Current assets:
Cash and cash equivalents	$—	$18.2	$—	$369.9	$—	$388.1
Accounts receivable, net	—	24.3	—	2,856.7	—	2,881.0
Inventories	—	—	—	2,580.2	—	2,580.2
Intercompany receivables	342.9	518.7	—	13,107.1	(13,968.7)	—
Prepaid expenses and other current assets	5.6	71.3	—	441.5	—	518.4
Total current assets	348.5	632.5	—	19,355.4	(13,968.7)	6,367.7
Property, plant and equipment, net	—	259.7	—	1,910.5	—	2,170.2
Investments in subsidiaries	18,995.9	13,129.5	—	—	(32,125.4)	—
Intercompany notes and interest receivable	6,287.4	10,732.6	—	2,519.8	(19,539.8)	—
Intangible assets, net	—	—	—	13,664.6	—	13,664.6
Goodwill	—	17.1	—	9,730.7	—	9,747.8
Other assets	0.3	68.9	—	715.4	—	784.6
Total assets	$25,632.1	$24,840.3	$—	$47,896.4	$(65,633.9)	$32,734.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$—	$70.6	$—	$1,546.4	$—	$1,617.0
Short-term borrowings	—	—	—	1.9	—	1.9
Income taxes payable	—	—	—	121.5	—	121.5
Current portion of long-term debt and other long-term obligations	649.0	0.2	—	50.6	—	699.8
Intercompany payables	1,618.8	12,326.4	—	23.5	(13,968.7)	—
Other current liabilities	21.0	216.0	—	1,910.6	—	2,147.6
Total current liabilities	2,288.8	12,613.2	—	3,654.5	(13,968.7)	4,587.8
Long-term debt	9,370.1	3,786.2	—	4.9	—	13,161.2
Intercompany notes payable	1,806.1	3,094.2	—	14,639.5	(19,539.8)	—
Other long-term obligations	—	48.6	—	2,770.2	—	2,818.8
Total liabilities	13,465.0	19,542.2	—	21,069.1	(33,508.5)	20,567.8

Total equity	12,167.1	5,298.1	—	26,827.3	(32,125.4)	12,167.1

Total liabilities and equity	$25,632.1	$24,840.3	$—	$47,896.4	$(65,633.9)	$32,734.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$11,370.3	$—	$11,370.3
Other revenues	—	—	—	130.2	—	130.2
Total revenues	—	—	—	11,500.5	—	11,500.5
Cost of sales	—	—	—	7,602.9	—	7,602.9
Gross profit	—	—	—	3,897.6	—	3,897.6
Operating expenses:
Research and development	—	—	—	639.9	—	639.9
Selling, general and administrative	56.6	703.7	—	1,803.3	—	2,563.6
Litigation settlements and other contingencies, net	30.0	—	—	(51.4)	—	(21.4)
Total operating expenses	86.6	703.7	—	2,391.8	—	3,182.1
(Loss) earnings from operations	(86.6)	(703.7)	—	1,505.8	—	715.5
Interest expense	316.7	174.2	—	26.4	—	517.3
Other (income) expense, net	(289.8)	(230.0)	—	563.6	—	43.8
(Loss) earnings before income taxes	(113.5)	(647.9)	—	915.8	—	154.4
Income tax (benefit) provision	(26.9)	(35.8)	—	200.3	—	137.6
Earnings of equity interest subsidiaries	103.4	475.6	—	—	(579.0)	—
Net earnings (loss)	$16.8	$(136.5)	$—	$715.5	$(579.0)	$16.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$11,268.7	$—	$11,268.7
Other revenues	—	—	—	165.2	—	165.2
Total revenues	—	—	—	11,433.9	—	11,433.9
Cost of sales	—	—	—	7,432.3	—	7,432.3
Gross profit	—	—	—	4,001.6	—	4,001.6
Operating expenses:
Research and development	—	—	—	704.5	—	704.5
Selling, general and administrative	40.7	517.3	—	1,883.0	—	2,441.0
Litigation settlements and other contingencies, net	—	7.1	—	(56.6)	—	(49.5)
Total operating expenses	40.7	524.4	—	2,530.9	—	3,096.0
(Loss) earnings from operations	(40.7)	(524.4)	—	1,470.7	—	905.6
Interest expense	349.0	154.6	—	38.7	—	542.3
Other (income) expense, net	(316.4)	(273.3)	—	654.6	—	64.9
(Loss) earnings before income taxes	(73.3)	(405.7)	—	777.4	—	298.4
Income tax (benefit) provision	(28.7)	(27.4)	—	2.0	—	(54.1)
Earnings of equity interest subsidiaries	397.1	328.8	—	—	(725.9)	—
Net earnings (loss)	$352.5	$(49.5)	$—	$775.4	$(725.9)	$352.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net sales	$—	$—	$—	$11,760.0	$—	$11,760.0
Other revenues	—	—	—	147.7	—	147.7
Total revenues	—	—	—	11,907.7	—	11,907.7
Cost of sales	—	—	—	7,124.6	—	7,124.6
Gross profit	—	—	—	4,783.1	—	4,783.1
Operating expenses:
Research and development	—	—	—	783.3	—	783.3
Selling, general and administrative	45.5	650.9	—	1,879.3	—	2,575.7
Litigation settlements and other contingencies, net	—	17.0	—	(30.1)	—	(13.1)
Total operating expenses	45.5	667.9	—	2,632.5	—	3,345.9
(Loss) earnings from operations	(45.5)	(667.9)	—	2,150.6	—	1,437.2
Interest expense	378.0	104.1	—	52.5	—	534.6
Other (income) expense, net	(484.9)	(264.6)	—	749.1	—	(0.4)
Earnings (loss) before income taxes and noncontrolling interest	61.4	(507.4)	—	1,349.0	—	903.0
Income tax (benefit) provision	(21.1)	(14.0)	—	242.1	—	207.0
Earnings of equity interest subsidiaries	613.5	886.4	—	—	(1,499.9)	—
Net earnings	$696.0	$393.0	$—	$1,106.9	$(1,499.9)	$696.0

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) EARNINGS
Year Ended December 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$16.8	$(136.5)	$—	$715.5	$(579.0)	$16.8
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(415.5)	—	—	(415.5)	415.5	(415.5)
Change in unrecognized loss and prior service cost related to defined benefit plans	(24.8)	—	—	(24.8)	24.8	(24.8)
Net unrecognized gain on derivatives in cash flow hedging relationships	37.1	10.1	—	27.0	(37.1)	37.1
Net unrecognized gain on derivatives in net investment hedging relationships	59.6	12.6	—	—	(12.6)	59.6
Net unrealized gain on marketable securities	0.5	—	—	0.5	(0.5)	0.5
Other comprehensive (loss) earnings, before tax	(343.1)	22.7	—	(412.8)	390.1	(343.1)
Income tax provision (benefit)	9.2	(5.4)	—	14.6	(9.2)	9.2
Other comprehensive (loss) earnings, net of tax	(352.3)	28.1	—	(427.4)	399.3	(352.3)
Comprehensive (loss) earnings	$(335.5)	$(108.4)	$—	$288.1	$(179.7)	$(335.5)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) EARNINGS
Year Ended December 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$352.5	$(49.5)	$—	$775.4	$(725.9)	$352.5
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,125.2)	—	—	(1,125.2)	1,125.2	(1,125.2)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(3.8)	0.6	—	(4.4)	3.8	(3.8)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(79.2)	7.7	—	(86.9)	79.2	(79.2)
Net unrecognized gain on derivatives in net investment hedging relationships	111.6	11.6	—	—	(11.6)	111.6
Net unrealized loss on marketable securities	(0.1)	—	—	(0.1)	0.1	(0.1)
Other comprehensive (loss) earnings, before tax	(1,096.7)	19.9	—	(1,216.6)	1,196.7	(1,096.7)
Income tax benefit	(24.1)	(4.7)	—	(19.4)	24.1	(24.1)
Other comprehensive (loss) earnings, net of tax	(1,072.6)	24.6	—	(1,197.2)	1,172.6	(1,072.6)
Comprehensive loss	$(720.1)	$(24.9)	$—	$(421.8)	$446.7	$(720.1)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) EARNINGS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$696.0	$393.0	$—	$1,106.9	$(1,499.9)	$696.0
Other comprehensive earnings, before tax:
Foreign currency translation adjustment	2,103.9	—	—	2,103.9	(2,103.9)	2,103.9
Change in unrecognized gain and prior service cost related to defined benefit plans	3.8	3.0	—	0.8	(3.8)	3.8
Net unrecognized gain on derivatives	52.7	7.3	—	45.4	(52.7)	52.7
Net unrecognized loss on derivatives in net investment hedging relationships	(238.4)	—	—	—	—	(238.4)
Net unrealized loss on marketable securities	(6.7)	(6.4)	—	(0.3)	6.7	(6.7)
Other comprehensive earnings, before tax	1,915.3	3.9	—	2,149.8	(2,153.7)	1,915.3
Income tax provision (benefit)	12.8	(1.6)	—	14.4	(12.8)	12.8
Other comprehensive earnings, net of tax	1,902.5	5.5	—	2,135.4	(2,140.9)	1,902.5
Comprehensive earnings	$2,598.5	$398.5	$—	$3,242.3	$(3,640.8)	$2,598.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2019

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$178.2	$(886.2)	$—	$2,511.7	$—	$1,803.7
Cash flows from investing activities:
Capital expenditures	—	(39.0)	—	(174.2)	—	(213.2)
Cash paid for acquisitions, net of cash acquired	—	—	—	(148.7)	—	(148.7)
Proceeds from sale of assets and subsidiaries	—	—	—	28.0	—	28.0
Purchase of marketable securities	—	—	—	(25.8)	—	(25.8)
Proceeds from the sale of marketable securities	—	—	—	27.1	—	27.1
Investments in affiliates	—	(22.8)	—	—	22.8	—
Dividends from affiliates	114.6	—	—	—	(114.6)	—
Loans to affiliates	(250.8)	—	—	(5,342.7)	5,593.5	—
Repayments of loans from affiliates	1,469.1	—	—	4,144.7	(5,613.8)	—
Payments for product rights and other, net	—	(0.9)	—	(191.9)	—	(192.8)
Net cash provided by (used in) investing activities	1,332.9	(62.7)	—	(1,683.5)	(112.1)	(525.4)
Cash flows from financing activities:
Payments of financing fees	(0.5)	(2.5)	—	—	—	(3.0)
Purchase of ordinary shares	—	—	—	—	—	—
Change in short-term borrowings, net	—	—	—	(1.8)	—	(1.8)
Proceeds from issuance of long-term debt	—	—	—	7.4	—	7.4
Payments of long-term debt	(1,100.0)	—	—	(8.5)	—	(1,108.5)
Proceeds from exercise of stock options	8.1	—	—	—	—	8.1
Taxes paid related to net share settlement of equity awards	(8.4)	—	—	—	—	(8.4)
Contingent consideration payments	—	—	—	(60.3)	—	(60.3)
Capital contribution from affiliates	—	—	—	22.8	(22.8)	—
Capital payments to affiliates	—	—	—	(114.6)	114.6	—
Payments on borrowings from affiliates	(1,718.9)	(3,216.6)	—	(678.3)	5,613.8	—
Proceeds from borrowings from affiliates	1,308.6	4,149.8	—	135.1	(5,593.5)	—
Other items, net	—	—	—	(2.5)	—	(2.5)
Net cash (used in) provided by financing activities	(1,511.1)	930.7	—	(700.7)	112.1	(1,169.0)
Effect on cash of changes in exchange rates	—	—	—	(7.5)	—	(7.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(18.2)	—	120.0	—	101.8
Cash, cash equivalents and restricted cash — beginning of period	—	18.2	—	371.1	—	389.3
Cash, cash equivalents and restricted cash — end of period	$—	$—	$—	$491.1	$—	$491.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(230.4)	$(1,551.7)	$—	$4,123.8	$—	$2,341.7
Cash flows from investing activities:
Capital expenditures	—	(28.6)	—	(223.5)	—	(252.1)
Cash paid for acquisitions, net of cash acquired	—	—	—	(65.9)	—	(65.9)
Proceeds from sale of assets and subsidiaries	—	—	—	29.3	—	29.3
Purchase of marketable securities	—	—	—	(63.4)	—	(63.4)
Proceeds from the sale of marketable securities	—	36.3	—	48.9	—	85.2
Investments in affiliates	—	(28.8)	—	—	28.8	—
Dividends from affiliates	118.6	—	—	—	(118.6)	—
Loans to affiliates	(492.2)	—	—	(5,687.8)	6,180.0	—
Repayments of loans from affiliates	2,615.4	—	—	4,066.8	(6,682.2)	—
Payments for product rights and other, net	—	(0.5)	—	(943.0)	—	(943.5)
Net cash provided by (used in) investing activities	2,241.8	(21.6)	—	(2,838.6)	(592.0)	(1,210.4)
Cash flows from financing activities:
Payments of financing fees	(0.6)	(20.8)	—	—	—	(21.4)
Purchase of ordinary shares	(432.0)	—	—	—	—	(432.0)
Change in short-term borrowings, net	—	—	—	(44.4)	—	(44.4)
Proceeds from issuance of long-term debt	496.5	2,079.2	—	2.2	—	2,577.9
Payments of long-term debt	(2,012.5)	(1,150.0)	—	(2.7)	—	(3,165.2)
Proceeds from exercise of stock options	17.8	—	—	—	—	17.8
Taxes paid related to net share settlement of equity awards	(10.1)	—	—	—	—	(10.1)
Contingent consideration payments	—	—	—	(11.9)	—	(11.9)
Capital contribution from affiliates	—	—	—	28.8	(28.8)	—
Capital payments to affiliates	—	—	—	(118.6)	118.6	—
Payments on borrowings from affiliates	(1,454.2)	(3,691.6)	—	(1,536.4)	6,682.2	—
Proceeds from borrowings from affiliates	1,383.7	4,350.9	—	445.4	(6,180.0)	—
Acquisition of noncontrolling interest	—	—	—	(0.6)	—	(0.6)
Other items, net	—	—	—	(1.0)	—	(1.0)
Net cash (used in) provided by financing activities	(2,011.4)	1,567.7	—	(1,239.2)	592.0	(1,090.9)
Effect on cash of changes in exchange rates	—	—	—	(21.0)	—	(21.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(5.6)	—	25.0	—	19.4
Cash, cash equivalents and restricted cash — beginning of period	—	23.8	—	346.1	—	369.9
Cash, cash equivalents and restricted cash — end of period	$—	$18.2	$—	$371.1	$—	$389.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

(In millions)	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(326.6)	$(381.1)	$—	$2,772.5	$—	$2,064.8
Cash flows from investing activities:
Capital expenditures	—	(54.8)	—	(221.1)	—	(275.9)
Cash paid for acquisitions, net of cash acquired	(71.6)	—	—	(95.4)	—	(167.0)
Proceeds from sale of assets and subsidiaries	—	—	—	86.7	—	86.7
Purchase of marketable securities	—	—	—	(96.5)	—	(96.5)
Proceeds from the sale of marketable securities	—	—	—	96.6	—	96.6
Investments in affiliates	—	(30.2)	—	—	30.2	—
Dividends from affiliates	261.3	—	—	—	(261.3)	—
Loans to affiliates	(322.7)	(98.0)	—	(3,493.7)	3,914.4	—
Repayments of loans from affiliates	1,258.8	0.3	—	1,630.9	(2,890.0)	—
Payments for product rights and other, net	—	(0.9)	—	(619.4)	—	(620.3)
Net cash provided by (used in) investing activities	1,125.8	(183.6)	—	(2,711.9)	793.3	(976.4)
Cash flows from financing activities:
Payments of financing fees	(9.7)	(0.4)	—	—	—	(10.1)
Purchase of ordinary shares	(500.2)	—	—	—	—	(500.2)
Change in short-term borrowings, net	—	—	—	(2.9)	—	(2.9)
Proceeds from issuance of long-term debt	874.5	—	—	1.6	—	876.1
Payments of long-term debt	(1,820.0)	—	—	(412.7)	—	(2,232.7)
Proceeds from exercise of stock options	17.8	—	—	—	—	17.8
Taxes paid related to net share settlement of equity awards	(7.4)	—	—	—	—	(7.4)
Contingent consideration payments	—	—	—	(26.1)	—	(26.1)
Capital contribution from affiliates	—	—	—	30.2	(30.2)	—
Capital payments to affiliates	—	—	—	(261.3)	261.3	—
Payments on borrowings from affiliates	—	(2,447.2)	—	(442.8)	2,890.0	—
Proceeds from borrowings from affiliates	645.5	2,966.7	—	302.2	(3,914.4)	—
Acquisition of noncontrolling interest	—		—	(7.5)	—	(7.5)
Other items, net	—	(16.0)	—	15.9	—	(0.1)
Net cash (used in) provided by financing activities	(799.5)	503.1	—	(803.4)	(793.3)	(1,893.1)
Effect on cash of changes in exchange rates	—	—	—	27.6	—	27.6
Net decrease in cash, cash equivalents and restricted cash	(0.3)	(61.6)	—	(715.2)	—	(777.1)
Cash, cash equivalents and restricted cash — beginning of period	0.3	85.4	—	1,061.3	—	1,147.0
Cash, cash equivalents and restricted cash — end of period	$—	$23.8	$—	$346.1	$—	$369.9
Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$—	$—	$—	$4.0	$—	$4.0

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	December 31, 2019
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$475.6	$—	$475.6
Restricted cash, included in prepaid expenses and other current assets	—	—	—	15.5	—	15.5
Cash, cash equivalents and restricted cash	$—	$—	$—	$491.1	$—	$491.1

	December 31, 2018
	Mylan N.V.	Mylan Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$18.2	$—	$369.9	$—	$388.1
Restricted cash, included in prepaid expenses and other current assets	—	—	—	1.2	—	1.2
Cash, cash equivalents and restricted cash	$—	$18.2	$—	$371.1	$—	$389.3

18.	Restructuring
2020 Restructuring Program
On February 27, 2020, the Company announced that it has formalized the next steps in its efforts to sustain long-term value creation through the proactive transformation of its business. This transformation initiative includes a new global restructuring program. The program is intended to support the Company’s effort to improve operating performance and meet anticipated market demands, by ensuring that the Company is appropriately structured and resourced to deliver sustainable value to customers, patients, other stakeholders and shareholders. Key activities under the program include supply chain network optimization intended to maximize the efficiency of the Company’s global manufacturing and distribution network capacity and further optimizing functional capabilities that support business growth.
The Company is currently developing the details of the initiatives, including workforce actions and other restructuring activities. Further details will be disclosed as plans are finalized, including the estimated amount or range of amounts to be incurred by major cost type and future cash expenditures associated with those initiatives.
2016 Restructuring Program
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
During the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown, West Virginia plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. The restructuring actions other than for this plant were substantially complete as of December 31, 2018. We have incurred total restructuring related costs of approximately $682.5 million through December 31, 2019. During 2019, we have incurred approximately $88.9 million in restructuring expenses for non-cash asset write-offs at the Morgantown plant. At this time, the expenses related to the additional restructuring activities at the Morgantown, West Virginia plant cannot be reasonably estimated.

The following table summarizes the restructuring charges and the reserve activity from December 31, 2017 to December 31, 2019:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2017:	$92.9	$14.1	$107.0
Charges	71.6	168.6	240.2
Cash payment	(100.8)	(26.1)	(126.9)
Utilization	—	(144.5)	(144.5)
Foreign currency translation	$(2.9)	$(0.3)	$(3.2)
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges (1)	16.6	88.0	104.6
Cash payment	(48.9)	(10.5)	(59.4)
Reclassifications	—	(8.1)	(8.1)
Utilization	—	(78.3)	(78.3)
Foreign currency translation	(2.1)	(0.1)	(2.2)
Balance at December 31, 2019	$26.4	$2.8	$29.2
____________

(1)
For the year ended December 31, 2019, total restructuring charges in North America, Europe and Rest of World were approximately $92.1 million, $8.3 million and $4.2 million, respectively. For the year ended December 31, 2018, total restructuring charges in North America, Europe, Rest of World and corporate were approximately $129.1 million, $73.4 million, $16.2 million and $21.5 million respectively.

At December 31, 2019 and 2018, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the consolidated balance sheets.

19.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except obligations reflected as acquisition related contingent consideration. Refer to Note 9 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2019 totaled approximately $372 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $62 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones, royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones, royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.

Respiratory Delivery Platform
On December 23, 2011, the Company completed the acquisition of the respiratory delivery platform. Under the agreement, the development program for the respiratory delivery platform was transferred to the Company along with exclusive licenses and assignments of the intellectual property and certain commercialization rights effective from the closing date. Pfizer is eligible to receive milestone payments, which are contingent upon the future product development achievements including regulatory approvals, market launches, sales targets and profitability. On January 30, 2019, the Company received FDA approval of WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the WixelaTM InhubTM occurred in February 2019.
In accordance with U.S. GAAP guidance regarding business combinations, the Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values. The fair value of the contingent consideration liability related to the estimate of future profit sharing and milestone payments was $232.0 million at December 31, 2019. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when we may be required to pay such amounts or pay amounts in excess of those accrued.
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
In January 2019, the parties agreed to the termination of all collaboration activities, except for the continued development of M710, a proposed biosimilar to EYLEA®. The Company remains committed to invest strategically in biosimilar programs through the evaluation of regulatory data and market dynamics. The Company does not anticipate making any additional continuation payments to Momenta.
In accordance with ASC 730, Research and Development and based upon the cost sharing provisions of the agreement, the Company accounted for the contingent milestone payments related to the Momenta collaboration as non-refundable advance payments for services to be used in future R&D activities, which were required to be capitalized until the related services have been performed. More specifically, as costs were incurred within the scope of the collaboration, the Company recorded its share of the costs as R&D expense. In addition to the upfront cash payment, during the years ended December 31, 2019, 2018, and 2017, the Company incurred R&D expense related to this collaboration of approximately $14.1 million, $13.4 million, and $31.9 million, respectively. To the extent the contingent milestone payments made by the Company exceeded the liability incurred, a prepaid asset was reflected in the Company’s consolidated balance sheets. To the extent the contingent milestone payments made by the Company were less than the expense incurred, the difference between the payment and the expense was recorded as a liability in the Company’s consolidated balance sheets. At December 31, 2019, there was no significant recorded prepaid asset or accrued liability in the consolidated balance sheets.
Theravance
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, Inc. (“Theravance Biopharma”) for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”). Under the terms of the agreement, Mylan and Theravance Biopharma are co-developing nebulized TD-4208 for chronic obstructive pulmonary disease (“COPD”) and other respiratory diseases. Theravance Biopharma led the U.S. registrational development program and Mylan was responsible for the reimbursement of Theravance Biopharma’s development costs for that program up until the approval of the first new drug application (“NDA”). On November 9, 2018, Mylan announced that the FDA approved the NDA for YUPELRITM (revefenacin) inhalation solution for the maintenance treatment of patients with COPD. YUPELRI, a long-acting muscarinic antagonist (LAMA), is the first and only once-daily, nebulized bronchodilator approved for the treatment of COPD in the U.S. The commercial launch of YUPELRI occurred in the fourth quarter of 2018. Mylan is responsible for commercial manufacturing and commercialization. Theravance Biopharma is co-promoting the product in the hospital channel under a profit-sharing arrangement.

On June 14, 2019, the Company and Theravance Biopharma entered into an amended development and commercialization agreement. Under terms of the amended agreement, Theravance Biopharma has granted Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR and Taiwan. Theravance Biopharma received an upfront payment of $18.5 million and will be eligible to receive additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin, if approved.  Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs. The upfront payment was expensed during the year ended December 31, 2019.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2019, Mylan has paid a total of $48.5 million in milestone payments to Theravance Biopharma.
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
In December 2017, the FDA approved Mylan's Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab). Ogivri has been approved for all indications included in the label of the reference product, Herceptin, including for the treatment of HER2-overexpressing breast cancer and metastatic stomach cancer (gastric or gastroesophageal junction adenocarcinoma). Ogivri was the first FDA-approved biosimilar to Herceptin and was the first biosimilar from Mylan and Biocon's joint portfolio approved in the U.S. In December 2018, the Company received final approval from the European Commission to market Ogivri in all 28 EU member states and the European Economic Area. On December 2, 2019, Mylan and Biocon announced the U.S. launch of Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab).
On June 4, 2018, Mylan and Biocon announced that the FDA approved Mylan's Fulphila™ (pegfilgrastim-jmdb), a biosimilar to Neulasta® (pegfilgrastim). Fulphila has been approved to reduce the duration of febrile neutropenia (fever or other signs of infection with a low count of neutrophils, a type of white blood cells) in patients treated with chemotherapy in certain types of cancer. The commercial launch of Fulphila occurred in 2018.
In addition to profit sharing payments to Biocon for the commercialized products, the Company continues to provide development funding related to this collaboration. As the timing of cash expenditures is dependent upon a number of factors, many of which are out of the Company’s control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.
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
On February 27, 2019, the Company amended its agreements with FKB for the commercialization of Hulio™. Under the amended agreements, Mylan received the exclusive global commercialization rights for Hulio™ and FKB received an additional upfront payment of $33.0 million, of which $23.3 million was recorded as a component of R&D expense during the year ended December 31, 2019. In addition, FKB is eligible to receive additional commercial milestones and royalty payments under the amended agreements.
Other Development Agreements

On December 20, 2019, the Company entered into a Master Development Agreement with a privately owned research company to grant the Company rights with respect to acquiring certain pharmaceutical products. The Company expects to provide funding for select programs through upfront payments and development milestones and the Company will have the right and obligation to acquire the products at fair market value upon regulatory approval or other regulatory trigger dates.
The Company is obligated to make an initial upfront payment of $10.0 million which has been accounted for as a R&D expense during the year ended December 31, 2019. Additionally, under the terms of the agreement, the Company agreed to acquire $25.0 million worth of equity shares in the privately owned research company in 2020. The investment will be accounted for in accordance with ASC 321, Investments - Equity Securities.
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
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan has settled the lawsuits filed by the putative direct purchaser class and retailer opt-out plaintiffs and Apotex and has entered into a settlement agreement with the putative indirect purchasers for approximately $14.4 million, which is subject to final court approval. The Court held a hearing for final approval of the settlement on February 26, 2020.
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
The Company recorded and paid approximately $18.0 million of expense during the year ended December 31, 2019. At December 31, 2019, the Company has a total accrual of approximately $14.4 million related to this matter, which is included in other current liabilities in the consolidated balance sheets.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers were named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent direct and indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 related to Actos® and Actoplus Met®. Mylan’s motion to dismiss the indirect purchasers’ complaint was granted and no appeal was filed as to Mylan. Following the appellate decision relating to other defendants, the direct purchasers filed an amended complaint against Mylan and the other manufacturers. Mylan’s motion to dismiss was granted with prejudice on October 8, 2019.
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
EpiPen® Auto-Injector and Certain Congressional Matters
Department of Veterans Affairs Request for Information
On June 30, 2017, the Company responded to a request for information from the Department of Veterans Affairs (“VA”) (acting on behalf of itself and other government agencies) requesting certain historical pricing data related to the EpiPen® Auto-Injector. The Company and the VA have been engaged in a continuing dialogue regarding the classification of the EpiPen® Auto-Injector as a covered drug under Section 603 of the Veterans Health Care Act of 1992, Public Law 102-585. The Company historically classified EpiPen® Auto-Injector as a non-covered drug with the VA based upon long standing written guidance from the federal government. The Company has voluntarily reclassified the EpiPen® Auto-Injector as a covered drug, effective from April 1, 2017. The Company is fully cooperating with the VA.
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
Federal Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29, 2019. On June 17, 2019, plaintiffs filed a third amended complaint, including certain current and former directors and employees/officers and additional allegations in connection with purportedly anticompetitive conduct with respect to certain generic drugs. On July 31, 2019, defendants filed a motion to dismiss certain of the claims in the third amended complaint, which remains pending. On August 30, 2019, plaintiffs filed a motion for class certification, which remains pending. On December 9, 2019, defendants filed a non-opposition to plaintiffs’ motion for class certification, which noted that the parties continue to dispute the end date of the class period, an issue that will be resolved by the pending motion to dismiss certain of the claims in the third amended complaint.
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
On February 14, 2020, the Abu Dhabi Investment Authority filed a complaint against Mylan N.V. and Mylan Inc. in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector and certain generic drugs under the federal securities laws that overlap with those asserted in the third amended complaint identified above. The Abu Dhabi Investment Authority’s complaint seeks damages as well as the plaintiff’s fees and costs.

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
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. On December 7, 2018, the Plaintiffs filed a motion for class certification. On February 27, 2020, the District Court issued an order denying in part and granting in part Plaintiffs’ motion for class certification. The Court declined to certify consumer protection and unjust enrichment damages classes, as well as an injunctive relief class. The Court certified an antitrust class that applies to 17 states and a RICO class. We are evaluating our options for a potential appeal. A trial date has been scheduled for April 2021. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
On February 14, 2020, Mylan Specialty and other Mylan-affiliated entities, together with other non-Mylan affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiff in this case asserts federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at December 31, 2019, which is included in other current liabilities in the consolidated balance sheet. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings, discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 20 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
Opioids
On July 27, 2017, Mylan N.V. received a subpoena from the DOJ seeking information relating to opioids manufactured, marketed or sold by Mylan during the period from January 1, 2013 to December 31, 2016. On August 29, 2017, Mylan N.V. received a civil investigative demand from the Attorney General of the State of Missouri seeking information relating to opioids manufactured, marketed or sold by Mylan during the period from January 1, 2010 to the present and related subject matter. In November 2019, a subsidiary of Mylan N.V. received a subpoena from the New York Department of Financial Services as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. Mylan is fully cooperating with these subpoena requests.
Mylan along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 1,000 cases in the United States and Canada filed by various plaintiffs, including counties, cities, and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
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

Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain counties. They allege harm under federal and state laws, including federal and state antitrust laws, state consumer protection laws and unjust enrichment claims.  Some of the lawsuits also name as defendants Mylan’s President, including allegations against him with respect to doxycycline hyclate delayed release, and one of Mylan’s sales employees, including allegations against him with respect to certain generic drugs.  The lawsuits have been consolidated in an MDL proceeding in the EDPA. Defendants filed motions to dismiss certain complaints that each allege anticompetitive conduct with respect to single drug products.  On October 16, 2018, the Court denied the motions with respect to the federal law claims. On February 15, 2019, the Court granted in part and denied in part the motions with respect to the state law claims. On February 21, 2019, Defendants filed a motion to dismiss certain complaints that allege anticompetitive conduct with respect to multiple drug products, which was denied on August 15, 2019. The Company believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products (including generic doxycycline) and communications with competitors about such products. On December 14, 2016, attorneys general of certain states originally filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including Mylan, alleging anticompetitive conduct with respect to, among other things, doxycycline hyclate delayed release. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-seven states, the District of Columbia and the Commonwealth of Puerto Rico. Mylan is alleged to have engaged in anticompetitive conduct with respect to doxycycline hyclate delayed release, doxycycline monohydrate, glipizide-metformin, and verapamil. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including Mylan’s President, with respect to doxycycline hyclate delayed release. On February 21, 2019, Defendants filed motions to dismiss the amended complaint’s allegations of anticompetitive conduct with respect to multiple drug products, which was denied on August 15, 2019, and the ability of the state attorneys general to seek certain forms of relief under federal antitrust law, which remains pending. On May 31, 2019, Defendants filed a motion to dismiss certain state law claims, which remains pending.
On May 10, 2019, certain attorneys general filed a new complaint against various drug manufacturers and individuals, including Mylan and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 4, 2019, the May 10, 2019 complaint was amended, adding additional states as plaintiffs. The operative complaint was brought by attorneys general of forty-eight states, the District of Columbia, the Commonwealths of Puerto Rico and the Northern Mariana Islands and the Territories of American Samoa and Guam. The amended complaint also includes claims asserted by attorneys general of forty-three states, the Commonwealths of Puerto Rico and the Northern Mariana Islands and the Territories of American Samoa and Guam against several individuals, including a Mylan sales employee.
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
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, (“GUK”) as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined GUK approximately €7.8 million, jointly and severally with Merck KGaA. GUK appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. GUK has received notices from European national health services and health insurers stating an intention to commence follow-on litigation and asserting damages. The national health service in England and Wales have instituted litigation against all parties to the Commission’s decision, including GUK. This litigation has been stayed pending the CJEU’s decision.
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
The Company has accrued approximately €7.4 million as of each of December 31, 2019 and December 31, 2018 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of December 31, 2019. The matter is currently on appeal to the Competition Appeals Tribunal (“CAT”), which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing on the questions and the parties’ observations was held before the CJEU on September 19, 2019. On January 30, 2020, the CJEU ruled on the questions of law referred to it and the proceedings before the CAT will now resume.
Italy Investigation
The Public Prosecutor’s Office in Milan, Italy is conducting an investigation of Mylan S.p.A. and other pharmaceutical companies concerning interactions with an Italian hospital and sales of certain reimbursable drugs. Certain employees of Mylan S.p.A. have been served with search warrants in connection with the investigation. The Company is fully cooperating and assisting its employees in their cooperation with the investigation.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $14.5 million and $10.9 million at December 31, 2019 and December 31, 2018, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $7.7 million accrued related to these various other legal proceedings at December 31, 2019.

Mylan N.V.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in millions, except per share data)
Year Ended December 31, 2019

	Three-Month Period Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$2,495.5	$2,851.5	$2,961.7	$3,191.8
Gross profit	805.2	932.6	1,072.4	1,087.4
Net (loss) earnings	(25.0)	(168.5)	189.8	20.5
Earnings per share (1):
Basic	$(0.05)	$(0.33)	$0.37	$0.04
Diluted	$(0.05)	$(0.33)	$0.37	$0.04
Share prices (2):
High	$32.10	$28.47	$22.53	$20.10
Low	$26.01	$16.80	$17.61	$17.01
Year Ended December 31, 2018

	Three-Month Period Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$2,684.5	$2,808.3	$2,862.4	$3,078.7
Gross profit	984.3	962.5	1,039.2	1,015.6
Net earnings	87.1	37.5	176.7	51.2
Earnings per share (1):
Basic	$0.17	$0.07	$0.34	$0.10
Diluted	$0.17	$0.07	$0.34	$0.10
Share prices (2):
High	$47.64	$41.86	$39.48	$37.15
Low	$38.87	$35.37	$35.53	$26.21
____________

(1)	The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of ordinary shares outstanding.

(2)	Closing prices are as reported on NASDAQ.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is on page 72, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 76, which is incorporated herein by reference.

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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	10,453,398	$35.97	8,698,999
Equity compensation plans not approved by security holders	—	—	—
Total	10,453,398	$35.97	8,698,999

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
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

2.	Consolidated Financial Statement Schedules
MYLAN N.V. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2019	$98.2	14.2	—	(39.6)	$72.8
Year ended December 31, 2018	$75.3	32.3	0.2	(9.6)	$98.2
Year ended December 31, 2017	$59.0	16.8	6.0	(6.5)	$75.3
Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$806.0	36.8	—	(239.3)	$603.5
Year ended December 31, 2018	$662.8	203.8	—	(60.6)	$806.0
Year ended December 31, 2017	$460.7	194.1	18.9	(10.9)	$662.8

3.	Exhibits

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

2.2(c)
Shareholder Agreement, dated February 10, 2016, between Mylan N.V. and Stena Sessan Rederi AB, filed as Exhibit 2.3 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.^

2.2(d)
Shareholder Agreement, dated February 10, 2016, between Mylan N.V. and Fidim S.r.l., filed as Exhibit 2.4 to the Report on Form 8-K filed with the SEC on February 17, 2016, and incorporated herein by reference.^

2.3
Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V., filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 29, 2019, and incorporated herein by reference.^

2.4
Separation and Distribution Agreement, dated as of July 29, 2019, by and among Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on July 29, 2019, and incorporated herein by reference.^

3.1	Amended and Restated Articles of Association of Mylan N.V., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.
4.1(a)
Indenture, dated December 21, 2012, between and among Mylan Inc., as issuer, the guarantors named therein, and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 24, 2012, and incorporated herein by reference.

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

4.2(a)
Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.2(b)
First Supplemental Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed by Mylan Inc. as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.2(c)
Second Supplemental Indenture, dated February 27, 2015, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed with the SEC on February 27, 2015, and incorporated herein by reference.

4.2(d)
Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.5(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

4.3
Indenture, dated as of December 9, 2015, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 15, 2015, and incorporated herein by reference.

4.4
Indenture, dated as of June 9, 2016, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

4.5
Indenture, dated November 22, 2016, among Mylan N.V., as issuer, Mylan, Inc., as guarantor and Citibank, N.A., London Branch, as trustee, filed as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

4.6
Indenture, dated as of May 24, 2017, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and Citibank, N.A., London Branch, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 31, 2017, and incorporated herein by reference.

4.7
Indenture, dated as of April 9, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on April 9, 2018, and incorporated herein by reference.

4.8
Indenture, dated as of May 23, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 23, 2018, and incorporated herein by reference.

4.9	Description of Mylan N.V. Securities Registered Under Section 12 of the Exchange Act.
10.1(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on May 25, 2016, and incorporated herein by reference.*
10.1(b)	Amendment to Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on May 25, 2016, and incorporated herein by reference.*
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
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted on or after February 21, 2018, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.*

10.1(p)
Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019, filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.1(q)
Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019, filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.1(r)
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Heather Bresch and Rajiv Malik for awards granted on or after February 19, 2019, filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.2(a)	Mylan Inc. Severance Plan, as amended August 2009, filed by Mylan Inc. as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.2(b)	Amendment to Mylan Inc. Severance Plan, dated July 13, 2014, filed by Mylan Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.*
10.2(c)	Mylan N.V. Severance Plan and Global Guidelines, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.3(a)
Retirement Benefit Agreement, dated December 31, 2004, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.3(b)
Amendment to Retirement Benefit Agreement, dated April 3, 2006, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.3(c)
Amendment to Retirement Benefit Agreement, dated December 22, 2008, between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.3(d)
Amendment to Retirement Benefit Agreement, dated March 3, 2010, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.3(e)
Amendment to Retirement Benefit Agreement, effective as of January 1, 2012, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.3(f)
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
10.15(b)
Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

10.16
The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.17
The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.18
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.19(a)
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Heather Bresch, filed by Mylan Inc. as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.19(b)
Extension No. 1, dated November 3, 2018 to the Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Heather Bresch, filed as Exhibit 10.19(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.19(c)
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Heather Bresch, filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.20(a)
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.20(b)
Extension No. 1, dated November 3, 2018 to the Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Rajiv Malik, filed as Exhibit 10.20(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.20(c)
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.21(a)
Amended and Restated Executive Employment Agreement, dated January 8, 2016 and effective January 1, 2016, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*

10.21(b)
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.22(a)
Executive Employment Agreement, dated April 27, 2016 and effective June 6, 2016, between Mylan Inc. and Kenneth S. Parks, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*

10.22(b)
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Kenneth S. Parks, filed as Exhibit 10.22(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.23(a)
Executive Employment Agreement, dated March 24, 2017 and effective April 1, 2017, between Mylan Inc. and Daniel M. Gallagher, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*

10.23(b)
Consulting Agreement, entered into on February 25, 2019, by and between Mylan Inc. and Daniel M. Gallagher, filed as Exhibit 10.23(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.24
Letter Agreement, entered into on November 4, 2014, by and between Mylan Inc. and Robert J. Coury, filed by Mylan Inc. as Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*

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

10.29	2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007.*
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

10.33(b)
Amendment No. 1, dated February 22, 2019, to the Revolving Credit Agreement dated as of July 27, 2018, among Mylan Inc., as borrower, Mylan N.V., as a guarantor, the other guarantors party thereto, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.34(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

10.34(a)
Term Credit Agreement, dated November 22, 2016, among Mylan N.V., Mylan Inc., as a guarantor, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.63 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

10.34(b)
Amendment, dated as of November 3, 2017, to the Term Credit Agreement dated as of November 22, 2016, among Mylan N.V., certain affiliates and subsidiaries of Mylan N.V. from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.

10.34(c)
Amendment No. 2, dated as of February 22, 2019, to the Term Credit Agreement dated as of November 22, 2016, among the Company, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, filed as Exhibit 10.35(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

10.35	Form of Dealer Agreement among Mylan N.V., Mylan Inc. and the Dealer thereto, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on July 30, 2018, and incorporated herein by reference.
10.36
Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on August 21, 2017, and incorporated herein by reference.

10.37
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on August 21, 2017, and incorporated herein by reference.

10.38
Registration Rights Agreement, dated as of April 9, 2018, among Mylan Inc., Mylan N.V., as guarantor, and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the Notes, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on April 9, 2018, and incorporated herein by reference.

21.1	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Mylan agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

Mylan N.V.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2020.

Signature	Title

/s/ HEATHER BRESCH	Chief Executive Officer and Director
Heather Bresch	(Principal Executive Officer)

/s/ KENNETH S. PARKS	Chief Financial Officer
Kenneth S. Parks	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Senior Vice President and Chief Accounting Officer
Paul B. Campbell	(Principal Accounting Officer)

/s/ ROBERT J. COURY	Chairman and Director
Robert J. Coury

/s/ ROBERT J. CINDRICH	Director
Robert J. Cindrich

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ HARRY A. KORMAN	Director
Harry A. Korman

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ RICHARD MARK	Director
Richard Mark

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ RANDALL L. VANDERVEEN, PH.D.	Director
Randall L. Vanderveen, Ph.D.

/s/ PAULINE VAN DER MEER MOHR	Director
Pauline van der Meer Mohr

/s/ SJOERD S. VOLLEBREGT	Director
Sjoerd S. Vollebregt