Form 10-K/A
period 2019-12-31
Mylan N.V.
filed 2020-04-29
CIK 1623613

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
☐
    No
☑
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
of the Exchange Act:

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
of the Act).    Yes  ☐    No
☑
The aggregate market value of the outstanding ordinary shares, nominal value
€
0.01, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,814,190,996.
The number of ordinary shares outstanding, nominal value
€
0.01, of the registrant as of April 24, 2020 was 516,944,470.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, originally filed on February 28, 2020 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2019. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, the “Company,” “Mylan,” “our,” and “we” mean Mylan N.V. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Global Select Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States (“U.S.”).
On July 29, 2019, Mylan, Pfizer Inc. (“Pfizer”), Upjohn Inc. (“Upjohn”), a wholly-owned subsidiary of Pfizer, and certain other affiliated entities entered into a Business Combination Agreement pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Upjohn will be the parent entity of the combined Upjohn Business and Mylan business and will be renamed “Viatris” effective as of the closing of the Combination. The consummation of the Combination is subject to various customary closing conditions, including receipt of regulatory approvals and approval of the Combination by Mylan’s shareholders, and is anticipated to close in the second half of 2020.
Forward-Looking Statements
This Amendment contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the proposed Combination, the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words.
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

•	the potential impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic;

•	actions and decisions of healthcare and pharmaceutical regulators;

•	failure to achieve expected or targeted future financial and operating performance and results;

•	uncertainties regarding future demand, pricing and reimbursement for our or the Upjohn Business’s products;

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
(as amended, the “Form S-4”), which was filed by Upjohn with the SEC and subsequently amended, and declared effective by the SEC on February 13, 2020, the Registration Statement on Form 10 (as amended, the “Form 10”), which has been filed by Upjohn with the SEC and subsequently amended and withdrawn, and is expected to be refiled prior to its effectiveness, a definitive proxy statement, which was filed by Mylan with the SEC on February 13, 2020 (the “Proxy Statement”), and the prospectus, which was filed by Upjohn with the SEC on February 13, 2020 (the “Prospectus”).
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
Additional Information and Where to Find It
This communication shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended. In connection with the proposed transaction, Upjohn and Mylan have filed certain materials with the SEC, including, among other materials, the Form S-4, Form 10 and Prospectus filed by Upjohn and the Proxy Statement filed by Mylan. The Form S-4 was declared effective on February 13, 2020 and the Proxy Statement and the Prospectus were first mailed to shareholders of Mylan on or about February 14, 2020 to seek approval of the proposed transaction. The Form 10 has not yet become effective. After the Form 10 is effective, a definitive information statement will be made available to the Pfizer stockholders relating to the proposed transaction. Upjohn and Mylan intend to file additional relevant materials with the SEC in connection with the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MYLAN, UPJOHN AND THE PROPOSED TRANSACTION. The documents relating to the proposed transaction (when they are available) can be obtained free of charge from the SEC’s website at www.sec.gov. These documents (when they are available) can also be obtained free of charge from Mylan, upon written request to Mylan or by contacting Mylan at (724) 514-1813 or investor.relations@mylan.com or from Pfizer on Pfizer’s internet website at https://investors.Pfizer.com/financials/sec-filings/default.aspx or by contacting Pfizer’s Investor Relations Department at (212) 733-2323, as applicable.
Participants in the Solicitation
This communication is not a solicitation of a proxy from any investor or security holder. However, Pfizer, Mylan, Upjohn and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction under the rules of the SEC. Information about the directors and executive officers of Pfizer may be found in its Annual Report on Form 10-K filed with the SEC on February 27, 2020 and its definitive proxy statement relating to its 2020 Annual Meeting filed with the SEC on March 13, 2020. Information about the directors and executive officers of Mylan may be found in this Amendment. Additional information regarding the interests of these participants can also be found in the Form S-4, the Proxy Statement and the Prospectus. These documents can be obtained free of charge from the sources indicated above.

Reconciliation of
Non-GAAP
Financial Measures
This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP
financial measures, including, but not limited to, adjusted EPS (as defined herein), adjusted free cash flow, Adjusted FCF/Credit Agreement Debt (as defined herein), and ROIC (as defined herein), are presented in order to supplement investors’ and other readers’ understanding and assessment of Mylan’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, Mylan believes that an evaluation of its ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP
financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics included herein, along with other performance metrics. Historically, management’s annual incentive compensation has been derived, in part, based on the adjusted EPS metric and the adjusted free cash flow metric. Appendix A to this Amendment contains reconciliations of such non-GAAP
financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP
measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP
measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

Mylan N.V.
INDEX TO FORM
10-K/A
For the Year Ended December 31, 2019

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers
The names, ages, and positions of Mylan’s executive officers as of April 29, 2020 are as follows:

Robert J. Coury	59	Executive Chairman (effective as of April 15, 2020)
Heather Bresch	50	Chief Executive Officer (principal executive officer)
Rajiv Malik	59	President
Kenneth S. Parks	56	Chief Financial Officer (principal financial officer)
Anthony Mauro	47	Chief Commercial Officer

Executive Chairman
- Mr. Coury has served as Executive Chairman since April 2020. Mr. Coury first was elected to Mylan’s Board in February 2002, having served since 1995 as a strategic advisor to the Company. He became the Board’s Vice Chairman shortly after his election and served as CEO from September 2002 until January 2012. He previously served as Executive Chairman from 2012 until he became non-executive
Chairman in June 2016. Mr. Coury’s primary responsibilities include the overall leadership and strategic direction of Mylan; providing guidance to Mylan’s CEO and senior management; coordination of activities of the Mylan Board; oversight and key involvement in talent management; communication with shareholders and other important constituencies; government and health policy; strategic business development; mergers and acquisitions; responsibilities of the Chairman as specified in the Rules of the Board of Mylan N.V.; leadership and strategic direction in navigating the unique challenges posed to the Company and the pharmaceutical industry by the
COVID-19
pandemic; and oversight of work related to the proposed Combination, including leading planning for the integration of the Mylan and Upjohn Business management teams. Additional details regarding Mr. Coury’s background can be found beginning on page 4.
Chief Executive Officer
- Ms. Bresch has served as Mylan’s Chief Executive Officer (“CEO”) since January 1, 2012. She has executed on a strategy that has produced a sustainable organization that is built for long-term value creation. Among many other areas of focus, Ms. Bresch is leading a business transformation initiative to further enhance the long-term success and sustainability of the Company, and continues to lead the diversification of the Company in terms of products, markets and channels, a process proven to expand access to the medicines upon which patients depend, while generating durable cash flows that serve to enhance Mylan’s business and the interests of shareholders and other stakeholders.
Ms. Bresch is a recognized leader in the industry and a vocal champion of initiatives and policy changes aimed at removing access barriers. Among her policy priorities are increasing generic utilization, driving biosimilars interchangeability, stemming the tide of HIV/AIDS, ensuring a fair and level playing field, and strengthening the global supply chain to make it safer for all patients. Additional details regarding Ms. Bresch’s background can be found beginning on page 3.
President
- Mr. Malik has served as Mylan’s President since January 1, 2012. He has more than 37 years of experience in the pharmaceutical industry, with a unique combination of scientific, manufacturing, supply chain, and commercial expertise. He oversees the day-to-day
operations of the Company, including commercial, scientific affairs, quality, manufacturing, supply chain, business development and information technology. Mr. Malik has been instrumental in, among other things, expanding and optimizing Mylan’s product portfolio, leveraging Mylan’s global research and development (“R&D”) capabilities, and expanding Mylan’s presence in emerging markets. Additional details regarding Mr. Malik’s background can be found on page 7.
Mr. Coury, Ms. Bresch and Mr. Malik are also members of Mylan’s Board of Directors (the “Board” or “Mylan Board”).
Chief Financial Officer
- Mr. Parks has served as Chief Financial Officer since June 2016. Mr. Parks is responsible for all of our global finance functions, including accounting and control, financial planning and analysis, investor relations, treasury and tax. He also leads our Global Integrated Services organization, which centralizes the management of transaction-intensive Finance, Human Relations, Information Technology and other activities to drive scale, efficiency and consistency. In addition, Mr. Parks heads up Global Data and Strategic Analytics, which provides actionable insights to our leaders as well as analytics solutions to our broader business. Mr. Parks previously served as chief financial officer for WESCO International, Inc. (“WESCO”), a leading provider of electrical, industrial and communication products, from June 2012 to May 2016, where he led all aspects of the finance function at WESCO. From June 2012 to December 2013, Mr. Parks also served as a vice president, and starting in January 2014, he served as senior vice president. Prior to joining WESCO, Mr. Parks spent the majority of his career at United Technologies Corporation (“UTC”) in a variety of U.S. and international finance roles. He most recently served as vice president, finance, for the $7 billion UTC Fire & Security division from 2008 to February 2012. As previously disclosed, Mr. Parks has agreed to depart from Mylan upon the close of the Combination.
Chief Commercial Officer
- Mr. Mauro has served as Chief Commercial Officer since January 2016. Mr. Mauro oversees all of Mylan’s commercial businesses around the world, and is responsible for leveraging Mylan’s diverse portfolio, pipeline and expansive commercial infrastructure to drive business growth across multiple markets and channels. Prior to 2016, Mr. Mauro served as President, North America since January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. In his 23 years at Mylan, Mr. Mauro also has held roles of increasing responsibility, including Chief Operating Officer for Mylan Pharmaceuticals ULC in Canada and Vice President of Strategic Development, North America, and Vice President of Sales, North America for Mylan.
Each executive officer listed above, other than Mr. Parks, was an executive officer of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the acquisition of Mylan Inc. and Abbott Laboratories’
non-U.S.
developed markets specialty and branded generics business (the “EPD Business Acquisition”), and became an officer of Mylan N.V. on such date in connection with the EPD Business Acquisition.
Pursuant to the Rules for the Board of Directors of Mylan N.V. (“Board Rules”), each officer holds office until his or her successor shall have been appointed, or until his or her death, resignation or removal.
Mylan’s Board
Mylan’s Board consists of 13 directors, each of whom is either an executive director or a non-executive
director pursuant to applicable Dutch law. Executive directors are responsible for the daily management and operation of the Company and, in addition to their critical strategic and oversight role, non-executive
directors are responsible for overseeing the performance of the executive directors and management.
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

Name	Age (2)	Other Positions with Mylan and Principal Occupation	Has served as director since (3)
Heather Bresch (1)	50	Chief Executive Officer	2011

Hon. Robert J. Cindrich	76	President, Cindrich Consulting, LLC	2011

Robert J. Coury	59	Executive Chairman	2002

JoEllen Lyons Dillon	56	Retired Executive Vice President, Chief Legal Officer and Corporate Secretary, The ExOne Company	2014

Neil Dimick, C.P.A. (4)	70	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation	2005

Melina Higgins	52	Retired Partner and Managing Director, Goldman Sachs	2013

Harry A. Korman	62	Retired Chief Operating Officer and Former Consultant to Mylan Inc.	2018

Rajiv Malik (1)	59	President	2013

Richard Mark, C.P.A.	67	Retired Partner at Deloitte & Touche LLP	2019

Mark W. Parrish	64	Lead Independent Director and Vice Chairman; Executive Chairman, TridentUSA Health Services	2009

Pauline van der Meer Mohr	60	Former President of the Executive Board at Erasmus University, Rotterdam	2018

Randall L. (Pete) Vanderveen, Ph.D.	69	Retired Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement, School of Pharmacy, University of Southern California	2002

Sjoerd S. Vollebregt	65	Chairman, Supervisory Board of Heijmans N.V.; Chair, Supervisory Board of Joulz B.V.; Chairman, Economic Development Board Drecht Cities	2017

(1)	Refers to an executive director. All other directors listed above are non-executive directors.

(2)	Ages as of April 29, 2020.

(3)	Includes service as director of Mylan Inc. and Mylan N.V. Each director listed above, other than Mr. Korman, Mr. Mark, Ms. van der Meer Mohr and Mr. Vollebregt, was a director of Mylan Inc. on February 27, 2015, the date on which Mylan N.V. completed the EPD Business Acquisition and became a director of Mylan N.V. following that transaction.

(4)	C.P.A. distinction is “inactive” status.

Heather Bresch
.
Ms. Bresch has served as Mylan’s CEO since January 1, 2012. Throughout her
28-year
career with Mylan, Ms. Bresch has held roles of increasing responsibility in more than 15 functional areas. Prior to becoming CEO, Ms. Bresch served as the Company’s President, where she was responsible for its day-to-day
operations. Before that, she served as Chief Operating Officer and Chief Integration Officer, leading the successful integration of two international acquisitions – Matrix Laboratories and Merck KGaA’s generics business – which more than doubled Mylan’s size and transformed it from a purely U.S. company to a global one.

As CEO, Ms. Bresch has been leading the latest chapter of Mylan’s growth and performance, pursuing a strategy that has produced a sustainable organization that is making great strides in its mission of delivering better health for a better world by providing seven billion people access to high quality medicine. In continuing to execute on this strategy, Ms. Bresch is focused on further diversifying the Company in terms of products, markets and channels, a process proven to expand access and generate durable cash flows that can be reinvested to further differentiate Mylan and position it to support the transformation of outdated healthcare systems.
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
Ms. Bresch is a frequent speaker on issues such as affordable healthcare and global competitiveness and has testified before the U.S. Congress and U.S. Food and Drug Administration (“FDA”) on issues related to access to medicine. Ms. Bresch is the pharmaceutical industry’s first female chief executive officer of a Fortune 500 company and was previously named by Fortune magazine as one of its “50 Most Powerful Women.”
In July 2019, the Company announced a definitive agreement to combine with the Upjohn Business, creating a new champion for global health. Ms. Bresch also announced her retirement as CEO and board member upon closing, which is anticipated for the second half of 2020.
Ms. Bresch’s qualifications to serve on Mylan’s Board, include, among others, her leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; her knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and her knowledge and expertise regarding human capital management, political and public policy healthcare-related matters, public company management and leadership and international business transactions and integration.
Hon. Robert J. Cindrich
.
Since February 2011, Judge Cindrich has been president of Cindrich Consulting, LLC, a business and healthcare consulting company that advises clients on corporate governance, compliance and business strategies. Since May 2015, Judge Cindrich has served on the Advisory Council of Innovu, LLC, a health and risk management consulting company. From October 1, 2013, through January 31, 2014, he served as interim general counsel for United States Steel Corporation (“U.S. Steel”) (NYSE: X), an integrated steel producer of flat-rolled and tubular products. Judge Cindrich joined Schnader Harrison Segal & Lewis (“Schnader”), a law firm, as legal counsel in April 2013 and took a temporary leave of absence on October 1, 2013, to join U.S. Steel as interim general counsel, returning to Schnader after his time there and remaining until December 2017. In May 2012, he joined the board of directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), which provides healthcare information technology solutions, where he served until April 2015. From 2011 through 2012, Judge Cindrich served as a senior advisor to the Office of the President of the University of Pittsburgh Medical Center (“UPMC”), an integrated global health enterprise. From 2004 through 2010, Judge Cindrich was a senior vice president and the chief legal officer of UPMC. From 1994 through January 2004, Judge Cindrich served as a judge on the U.S. District Court for the Western District of Pennsylvania. Prior to that appointment, he was an attorney in government and private practice, including positions as the U.S. Attorney for the Western District of Pennsylvania and as the Allegheny County Assistant Public Defender and Assistant District Attorney. Judge Cindrich will not serve as a director of Viatris upon closing of the Combination. Judge Cindrich’s qualifications to serve on Mylan’s Board include, among others, his knowledge and expertise regarding legal and regulatory matters, compliance, corporate governance, issues affecting the healthcare industry, and public company risk management oversight and strategy.
Robert J. Coury
.
Robert J. Coury is the Executive Chairman of Mylan N.V. Under his visionary leadership, Mylan has transformed from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world, earning spots on both the S&P 500 and, prior to the Company’s reincorporation outside of the U.S. in 2015, the Fortune 500. Mr. Coury first was elected to Mylan’s Board in February 2002, having served since 1995 as a strategic advisor to the Company. He became the Board’s Vice Chairman shortly after his election and served as CEO from September 2002 until January 2012. He then served as Executive Chairman from 2012 until he became non-executive
Chairman in June 2016. The Board reappointed Mr. Coury to Executive Chairman in April 2020.
Since 2007, Mr. Coury has led Mylan through a series of transactions totaling approximately $25 billion, which transformed Mylan into a global powerhouse within the highly competitive pharmaceutical industry, with a global workforce of approximately 35,000, and which markets products in more than 165 countries and territories. In 2007, Mylan purchased India-based Matrix Laboratories Limited, a major producer of active pharmaceutical ingredients, and the generics and specialty pharmaceuticals business of Europe-based Merck KGaA. Subsequent acquisitions under Mr. Coury’s leadership further expanded Mylan into new therapeutic categories and greatly enhanced its geographic and commercial footprint. In 2010, Mylan acquired Bioniche Pharma (“Bioniche”), a global injectables business in Ireland; in 2013, Mylan acquired India-based Agila Specialties, a global injectables company; in 2015, Mylan acquired Abbott Laboratories’
non-U.S.
developed markets specialty and branded generics business (the “EPD Business”) and Famy Care Ltd.’s women’s healthcare businesses; and in 2016, Mylan acquired Meda AB (publ.) (“Meda”), a leading international specialty pharmaceutical company that sells prescription and over-the-counter

(“OTC”) products and the

non-sterile,

topicals-focused business of Renaissance Acquisition Holdings, LLC.
During this period of expansion, the Company built an unmatched, high quality foundation for the future, supporting Mylan’s mission of providing the world’s seven billion people with access to high quality medicine and benefiting patients, investors, customers, and other stakeholders. Mr. Coury is the founder and president of the Robert J. Coury Family Foundation, which is a private foundation formed to help support his philanthropic efforts and his mission of giving back. He has served as a member of the University of Southern California President’s Leadership Council since 2014.
As previously disclosed, Mr. Coury also will serve as Executive Chairman of Viatris upon the closing of the Combination.
Mr. Coury’s qualifications to serve on Mylan’s Board include, among others, his unique strategic vision, leadership, extensive knowledge of the industry and the Company’s history, management, and businesses around the world, demonstrated outstanding business acumen, proven ability to proactively anticipate and respond to opportunities and challenges, and strong business judgment.
JoEllen Lyons Dillon
.
Ms. Dillon served from March 2013 to August 2017 as an executive officer of The ExOne Company (“ExOne”) (NASDAQ: XONE), an emerging growth company and global provider of three-dimensional printing machines and services. She was promoted as the Company’s only executive vice president in December 2014, adding to her original duties as chief legal officer and corporate secretary. She held responsibilities for, among other things, capital markets development, corporate strategic planning, human resources, global compliance, investor relations, as well as international business development within Europe and Asia. Prior to joining ExOne, she was a legal consultant on ExOne’s initial public offering and joined the company shortly after the public filing. Previously, Ms. Dillon had an almost
25-year
legal career in corporate mergers and acquisitions and securities, where she represented both public and private companies in a variety of complex matters. She was a partner with Reed Smith LLP, a law firm, from 2002 until 2011. She previously had been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a partner in 1997. Ms. Dillon serves as a member of the board of trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and served as chair and Audit Committee chair. As previously disclosed, Ms. Dillon will serve as a director of Viatris upon the closing of the Combination. Ms. Dillon’s qualifications to serve on Mylan’s Board include, among others, her knowledge and expertise regarding legal and regulatory matters, financial matters, compliance, corporate governance, public company management and international business and strategy.

Neil Dimick, C.P.A
.
*
Mr. Dimick serves on the board of directors of Resources Connection, Inc. (NASDAQ: RECN), chairing its Audit Committee and serving on its Compensation Committee. Mr. Dimick previously served as executive vice president and chief financial officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was senior executive vice president and chief financial officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that, Mr. Dimick served as a partner with Deloitte & Touche LLP (“Deloitte”) for eight years. Mr. Dimick also served on the boards of directors of WebMD Health Corp. from 2005 to September 2017, at which time it was purchased by Internet Brands, a portfolio company of investment funds affiliated with Kohlberg Kravis Roberts & Co., LP; Alliance HealthCare Services, Inc. from 2002 to August 2017, at which time it was purchased by Tahoe Investment Group Co., Ltd.; and Thoratec Corporation from 2003 to October 2015, at which time it was purchased by St. Jude Medical, Inc. As previously disclosed, Mr. Dimick will serve as a director of Viatris upon the closing of the Combination.
Mr. Dimick’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding accounting, finance, the healthcare industry, international business, corporate governance, public company management, oversight and strategy, and international business transactions.
Melina Higgins
.
Ms. Higgins has been a member of the board of directors of Genworth Financial Inc. (NYSE: GNW), an insurance company, since September 2013, and serves on its Management Development & Compensation and Nominating & Corporate Governance Committees. In January 2016, Ms. Higgins became non-executive
chairman of the board of directors of Antares Midco Inc., a private company that provides financing solutions for middle market, private equity-backed transactions. Ms. Higgins previously held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS), a global investment banking, securities and investment management firm, including partner and managing director, during her nearly
20-year
career at the firm from 1989 to 1992 and 1994 to 2010. During her tenure there, Ms. Higgins served as a member of the Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments and was one of the largest alternative asset managers in the world. She also served as head of the Americas for Private Debt and as co-chairperson
of the Investment Advisory Committee for GS Mezzanine Partners funds, which managed over $30 billion of assets and were global leaders in their industry. Ms. Higgins also is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. As previously disclosed, Ms. Higgins will serve as a director of Viatris upon the closing of the Combination. Ms. Higgins’ qualifications to serve on Mylan’s Board include, among others, her experience and expertise in finance, capital markets, international business and strategy, international business transactions, corporate governance, and risk oversight and compliance.
Harry A. Korman
.
Mr. Korman held senior executive roles of increasing responsibility at Mylan Inc. and its subsidiaries from 1996 until July 2014. He served as Mylan Inc.’s global Chief Operating Officer from January 2012 until July 2014, after which he served in a consultant role with Mylan Inc. for one year. Prior to his service as Chief Operating Officer, he was the President, North America of Mylan Inc. commencing in October 2007. Mr. Korman also served as President of Mylan Pharmaceuticals Inc. from February 2005 to December 2009. During his time as an executive at Mylan, Mr. Korman was instrumental in identifying, evaluating and executing on significant commercial and business development opportunities in the United States and other countries, including the expansion of Mylan’s global generics businesses around the world, among many other important contributions to the Company. He joined Mylan in 1996 after the Company’s acquisition of UDL Laboratories, Inc. (n/k/a Mylan Institutional Inc.), and served as its president, among other prior responsibilities. Mr. Korman has served as a past director and vice chairman of the Generic Pharmaceutical Association, now known as the Association for Accessible Medicines. He also previously served as a director and vice chairman of the HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues. As previously disclosed, Mr. Korman will serve as a director of Viatris upon the closing of the Combination. Mr. Korman’s qualifications to serve on Mylan’s Board include, among others, his extensive industry experience, his knowledge of healthcare systems and the U.S. and global commercial markets, and his leadership experience in the areas of global strategy, risk oversight, sales and marketing, commercial operations, supply chain, and business development, among other areas relevant and important to Mylan’s global business.

*	C.P.A. distinction is “inactive” status.

Rajiv Malik
.
Mr. Malik has served as Mylan’s President since January 1, 2012 and has more than 37 years of experience in the pharmaceutical industry. Mr. Malik is responsible for the day-to-day
operations of the Company, which includes Commercial, Scientific Affairs, Manufacturing, Supply Chain and Quality. In his role, he also oversees Business Development and Information Technology. Previously, Mr. Malik held various senior roles at Mylan, including executive vice president and chief operating officer from July 2009 to December 2012, and head of Global Technical Operations from January 2007 to July 2009. Mr. Malik has been integral in developing the strategies for the Company’s acquisitions, and, in the execution and integration of acquisitions, including the generics business of Merck KGaA; the injectables business of Bioniche; Agila Specialties, a global injectables company; the EPD Business; Famy Care’s women’s healthcare businesses; Meda, a leading international specialty pharmaceutical company that sells prescription and OTC products; and the non-sterile,
topicals-focused business of Renaissance Acquisition Holdings, LLC.
Mr. Malik also has been instrumental in expanding and optimizing Mylan’s product portfolio, leveraging Mylan’s global R&D capabilities, and expanding Mylan’s presence in emerging markets. Prior to joining Mylan, he served as chief executive officer of Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as head of Global Development and Registrations for Sandoz GmbH from September 2003 to July 2005. Prior to joining Sandoz GmbH, Mr. Malik was head of Global Regulatory Affairs and head of Pharma Research for Ranbaxy from October 1999 to September 2003.
As previously disclosed, Mr. Malik will serve as President and a director of Viatris upon the closing of the Combination.
Mr. Malik’s qualifications to serve on Mylan’s Board include, among others, his leadership and unique and deep knowledge of the Company, its businesses, markets and strategies, as well as its global research, supply chain, manufacturing and commercial platforms; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding human capital management, global regulatory matters, public company management and leadership, and international business transactions and integration.
Richard A. Mark, C.P.A
.
Mr. Mark currently serves on the board of directors of Goldman Sachs Middle Market Lending Corp., chairing its Audit Committee as an audit committee financial expert and serving on its Compliance, Governance and Nominating, and Contract Review committees. He previously served as a partner with Deloitte from June 2002 to May 2015, most recently leading the advisory corporate development function. Prior to joining Deloitte, Mr. Mark held various positions with Arthur Andersen & Co., including audit partner. Mr. Mark also served from July 2015 until August 2016 as Chairman of the Board of Directors and as a member of the Audit Committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. He also served on the board of directors of Cadence Health from 1993 until its acquisition by Northwestern Memorial Healthcare (“Northwestern”) in September 2014. Following the acquisition of Cadence Health, Mr. Mark was a director of Northwestern from September 2014 to August 2015, serving on its Executive and Nominating and Governance committees. Mr. Mark currently serves as a director of Almost Home Kids, a not-for-profit
corporation affiliated with Lurie Children’s Hospital of Chicago, which provides transitional care to children with complicated health needs, training for their families, and respite care. As previously disclosed, Mr. Mark will serve as a director of Viatris upon the closing of the Combination. Mr. Mark’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding finance, the healthcare industry, global business, corporate governance, public company management, risk oversight and strategy, and international M&A.
Mark W. Parrish
.
Mr. Parrish has served as the Lead Independent Director and Vice Chairman of Mylan’s Board since August 2017. He served as chief executive officer of TridentUSA Health Services (“TridentUSA”), a provider of mobile
X-ray
and laboratory services to the long-term care industry, from 2008 to August 2018, and as executive chairman from 2008 to 2013. Since August 2018, he has served as executive chairman of TridentUSA. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy in September 2019. Since January 2013, Mr. Parrish also has served on the board of directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology, and serves on its Audit and Compensation committees; and since May 2019, he has served on the board of directors, and is the chairman of the Audit Committee, of Comprehensive Pharmacy Services, a private company that specializes in the outsourcing of hospital pharmacies. He served on the board of directors of Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, until June 2019, when it was acquired by CutisPharma, Inc.; and on the board of directors of Golden State Medical Supply, a private company that specializes in meeting unique labeling and sizing needs for its customers and pharmaceutical packaging, serialization and distribution, until August 2019, when it was acquired by Court Square. From 1993 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) (“Cardinal”) and its affiliates, including chief executive officer of healthcare supply chain services for Cardinal from 2006 to 2007. Mr. Parrish also serves as president of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and as senior adviser to Frazier Healthcare Ventures, a healthcare oriented growth equity firm. As previously disclosed, Mr. Parrish will serve as a director of Viatris upon the closing of the Combination. Mr. Parrish’s qualifications to serve on Mylan’s Board include, among others, his experience as a chief executive officer; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his knowledge and expertise regarding compliance, corporate governance, risk management oversight, supply chain, the healthcare industry and technology, human capital management, public company management and strategy, and international business transactions.
Pauline van der Meer Mohr
.
Ms. van der Meer Mohr is currently an independent
non-executive
director of HSBC Holdings plc (LON: HSBA), chairing that company’s Group Remuneration Committee and serving as a member of its Group
Audit Committee, Group Risk Committee and the Nomination & Corporate Governance Committee. She also is a member of the supervisory boards of Royal DSM N.V. (AMS: DSM), currently serving as Deputy Chair, chairing its Remuneration Committee and serving on its Nomination Committee, and EY Netherlands LLP, currently serving as Chair. Ms. van der Meer Mohr also serves as the Chair of the Dutch Corporate Governance Code Monitoring Committee and as Chair of the Appointment Advisory Committee for the President of the Supreme Court of the Netherlands, and she is a member of the Capital Markets Committee of the Dutch Authority for Financial Markets. Previously, Ms. van der Meer Mohr served on the supervisory board of ASML Holding N.V. (NASDAQ and AMS: ASML) until April 2018, and as president of the Executive Board of Erasmus University in Rotterdam from 2010 to 2016. Ms. van der Meer Mohr began her career in the legal profession and previously held several legal and management positions at Royal Dutch Shell Group from 1989 to 2004. In 2004, she was appointed group human resources director at TNT N.V., now known as PostNL (AMS: PNL), before becoming senior executive vice president and head of group human resources at ABN AMRO NV in 2006. She served as a member of the Dutch Banking Code Monitoring Commission in the Netherlands from 2010 to 2013, and began her own human capital consulting firm in 2008. As previously disclosed, Ms. van der Meer Mohr will serve as a director of Viatris upon the closing of the Combination. Ms. Van der Meer Mohr’s qualifications to serve on Mylan’s Board include, among others, her experience and expertise regarding corporate governance, finance, public company oversight, legal and regulatory matters, human resources, human capital management and executive compensation, risk management and oversight, corporate social responsibility and governance and oversight experience with respect to Dutch companies.
Randall L. (Pete) Vanderveen, Ph.D
.
Dr. Vanderveen was Professor of Pharmaceutical Policy and Economics, Senior Adviser to the Leonard D. Schaeffer Center of Health Policy and Economics, Director of the Margaret and John Biles Center for Leadership, and Senior Adviser to the Dean for Advancement at the School of Pharmacy, University of Southern California in Los Angeles, California from 2015 to August 2017. Dr. Vanderveen previously served as Dean, Professor and John Stauffer Decanal Chair of the USC School of Pharmacy from 2005 to 2015, where he was named “Outstanding Pharmacy Dean in the Nation” in 2013 by the American Pharmacist Association. From 1998 to 2005, he served as Dean and Professor of Pharmacy of the School of Pharmacy and the Graduate School of Pharmaceutical Sciences at Duquesne University, before which he was Assistant Dean at Oregon State University from 1988 to 1998. Dr. Vanderveen will not serve as a director of

Viatris upon closing of the Combination. Dr. Vanderveen’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise regarding the healthcare industry, pharmaceuticals and pharmacy practice, public healthcare policy and economics, and scientific matters.
Sjoerd S. Vollebregt
.
Mr. Vollebregt has served as chairman of the supervisory board of Heijmans N.V., a Euronext Amsterdam listed company that operates in property development, residential building, non-residential
building, roads and civil engineering since 2015. In March 2020, Mr. Vollebregt began serving as chair of the supervisory board of Joulz B.V., a private company that provides medium voltage electricity infrastructure and equipment in Europe, and is a portfolio company of 3i Group plc, a global investment management business listed on the London Stock Exchange. Mr. Vollebregt also serves as chairman of the Economic Development Board of Drecht Cities, a strategic collaboration between business, education and government in Drecht Cities, Netherlands, since December 2016. Mr. Vollebregt was chairman and chief executive officer of the Executive Board of Stork B.V. and its predecessor from 2002 to 2014, which was an Amsterdam Stock Exchange-listed industrial group (until 2008), that was a global provider of knowledge-based maintenance, modification and asset integrity products and services for oil related industries, food and textile equipment manufacturer; and chief executive officer of Fokker Technologies Group B.V., an aerospace company and a Stork B.V. subsidiary from 2010 to 2014. Previously, Mr. Vollebregt served as a member of the Supervisory Board of TNT Express N.V., an international courier delivery services company, from 2013 to 2016; chairman of the Advisory Board of Airbus Defence and Space Netherlands B.V., a subsidiary of Airbus SE, a Euronext Paris listed company, that develops solar arrays, satellite instruments and structures for launchers from 2015 to 2019; and held various other senior positions at Exel plc, Ocean plc, Intexo Holding and Royal Van Ommeren. Mr. Vollebregt will not serve as a director of Viatris upon closing of the Combination. Mr. Vollebregt’s qualifications to serve on Mylan’s Board include, among others, his experience and expertise as a chief executive officer, in human capital management, public company management, strategic decision making, manufacturing, supply chain, technology, international business transactions, and governance and oversight experience.
Meetings of Mylan’s Board
Mylan’s Board met five times in 2019 and conducted multiple additional informational sessions (where Board members received updates on ongoing events related to the Company from the Chairman (now, the Executive Chairman) and management). In addition to meetings of the Board, directors attended meetings of individual Board committees of which they were members. Each of the directors attended at least 75% of the aggregate of Mylan’s Board meetings and meetings of committees of which they were a member during the periods for which they served in 2019. Directors are expected to attend the annual general meeting of shareholders of Mylan where practicable. All members of the Board attended the 2019 annual general meeting of shareholders (“2019 AGM”).
As noted, Mark W. Parrish has served as Vice Chairman and Lead Independent Director of Mylan’s Board since August 2017. Mylan’s Corporate Governance Principles require the independent directors of the Board to meet in executive session from time-to-time,
and at least twice annually, without any members of management present. During 2019, the independent directors of the Board met four times in executive session, with Mr. Parrish presiding at each such executive session.
Mylan’s Board Committees
The standing committees of Mylan’s Board are the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, the Risk Oversight Committee, and the Science and Technology Committee. Each committee operates under a written charter, a current copy of which, along with our Articles of Association, Board Rules, and Corporate Governance Principles, is available on Mylan’s website at www.mylan.com/en/about-mylan/corporate-governance.
All members of the Audit, Compensation, Compliance, Finance, Governance and Nominating, and Risk Oversight Committees are independent directors, as defined in the applicable NASDAQ listing standards,

applicable SEC rules and the Dutch Corporate Governance Code (the “DCGC”). Mylan’s Board has determined that each member of the Audit Committee – Mr. Dimick, Ms. Dillon, Ms. Higgins, Mr. Mark and Mr. Parrish – is an “audit committee financial expert,” as that term is defined in the rules of the SEC. Board approval of any director appointment to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include at least a majority of the independent directors, as defined in the applicable NASDAQ listing standards.
In addition, on August 8, 2018, Mylan’s Board announced the formation of a new non-standing
committee, the Strategic Review Committee, to evaluate a wide range of alternatives to unlock the true value of the Company’s one-of-a-kind
platform. The Strategic Review Committee consisted entirely of independent directors and was led by the Lead Independent Director. Following Board approval of the Combination, the Strategic Review Committee was dissolved in July 2019.
Information about each of the standing committees is provided on the following pages, and pages 15 to 16 provide an additional discussion of committee responsibilities in relation to risk oversight.
The table below provides the current membership and 2019 meeting information for each of the Board committees.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Risk Oversight	Science and Technology
Heather Bresch								X
Hon. Robert J. Cindrich			X			X	X	X
Robert J. Coury				C
JoEllen Lyons Dillon	X	C		X		C
Neil Dimick	C			X	X		X
Melina Higgins (1)	X	X		X	C
Harry A. Korman			X				C	X
Rajiv Malik								X
Richard A. Mark (1)	X				X
Mark W. Parrish	X		C	X		X	X
Pauline van der Meer Mohr		X					X
Randall L. (Pete) Vanderveen, Ph.D.			X					C
Sjoerd S. Vollebregt			X		X	X
Meetings during 2019	4	4	4	3	3	4	4	3

(1)	Ms. Higgins joined the Executive Committee in February 2020 and Mr. Mark joined the Audit Committee and Finance Committee in August 2019.

C = Chair
X = Member
Audit Committee
The Audit Committee’s key oversight responsibilities include, but are not limited to:
•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	The effectiveness of the Company’s internal control over financial reporting

•	Compliance with applicable legal and regulatory requirements

•	The qualifications, independence and performance of both the independent registered public accounting firm for U.S. public reporting purposes and the Company’s external auditor for purposes of Dutch law

•	Services provided by and fees payable to the independent registered public accounting firm for U.S. public reporting purposes and the Company’s external auditor for purposes of Dutch law

•	The Internal Audit group

•	The Company’s processes and procedures related to risk assessment and risk management

•	Review of any critical audit matters identified by the global independent auditor in connection with its audit

•	Related party transactions

Compensation Committee
The Compensation Committee’s key oversight responsibilities include, but are not limited to:
•	Executive Chairman, CEO and senior management compensation, including the corporate goals and objectives relevant to such compensation and evaluating performance relative to those goals and objectives

•	Board and committee compensation

•	Equity compensation plans in which executives participate

•	Relationship between risk management and the Company’s compensation policies and practices

•	Compensation and benefits-related disclosures

Compliance Committee
The Compliance Committee’s key oversight responsibilities include, but are not limited to:
•	Chief Compliance Officer’s implementation of Mylan’s corporate compliance program

•	Compliance with applicable legal and regulatory requirements

•	Considering or evaluating significant global compliance-related policies, including with respect to pricing and/or commercialization of Company products

•	Making recommendations to the Board with respect to the formulation, implementation, maintenance and monitoring of Mylan’s corporate compliance program and Code of Business Conduct and Ethics

Executive Committee
The Executive Committee’s key oversight responsibilities include, but are not limited to:
•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation

Finance Committee
The Finance Committee’s key oversight responsibilities include, but are not limited to:
•	Material mergers, acquisitions and combinations with other companies

•	Swaps and derivatives transactions

•	Establishment of credit facilities

•	Financings with commercial lenders

•	Issuance and repurchase of the Company’s debt, equity, hybrid or other securities

Governance and Nominating Committee
The Governance and Nominating Committee’s key oversight responsibilities include, but are not limited to:
•	Corporate governance matters

•	Nomination or re-nomination of director candidates

•	The Board’s review and consideration of shareholder recommendations for director candidates

•	The annual self-evaluation of the Board and its committees

Risk Oversight Committee
The Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:
•	Mylan’s enterprise risk framework

•	Material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and information technology

•	Management’s efforts with respect to environmental, social, and corporate governance (“ESG”) matters

Science and Technology Committee
The Science and Technology Committee’s key oversight responsibilities include, but are not limited to:
•	R&D strategy and portfolio from a scientific and technological perspective

•	Significant emerging scientific and technological developments relevant to Mylan

Board Structure
Mylan operates in a complex environment involving global scientific, manufacturing, supply chain, and commercial platforms; evolving commercial, regulatory, pricing, and supply chain dynamics; and intense and often differing regulations, healthcare systems, and governmental and regulatory scrutiny, among numerous other aspects impacting our business and performance. The Board has a proven expertise in developing and overseeing strategies in the context of this complex environment that have resulted in the creation of a unique, durable, and sustainable global platform that serves the interests of shareholders and other stakeholders. The Board has a deep understanding of the management team and the culture within the Company, our business and global platform, the healthcare systems in which we operate, and the opportunities and challenges facing the Company around the world. The collective experience and expertise of our directors has enabled the Board to effectively guide and oversee the management team as we navigate the ongoing, complex, and often unpredictable developments that continue to impact the industry.
Each year the Mylan Board elects one of its members as the Chairman of the Board. Since May 2009, Mr. Coury has served as the Chairman of the Board of Mylan Inc. and, after Mylan Inc.’s reincorporation in the Netherlands in 2015, Mylan N.V. During 2019, Mr. Coury served as non-executive
Chairman and, effective as of April 15, 2020, he now serves as Executive Chairman. Mr. Coury’s primary responsibilities include the overall leadership and strategic direction of Mylan; coordination of the activities of the Board; providing guidance to Mylan’s CEO and senior management; oversight and key involvement in talent management; communication with shareholders and other important constituencies; government and health policy; strategic business development; mergers and acquisitions; responsibilities of the Chairman as specified in the Board Rules; leadership and strategic direction in navigating the unique challenges posed to the Company and the pharmaceutical industry by the
COVID-19
pandemic; and oversight of work related to the Combination, including leading planning for the integration of the Mylan and Upjohn Business management teams.
Mr. Parrish has served as Lead Independent Director and Vice Chairman of the Board since 2017. Among the responsibilities of the Lead Independent Director are calling and presiding over meetings of the independent directors, consulting with the Executive Chairman and approving Board schedules, agendas, and information sent to the Board, and serving as a contact person for shareholders and other stakeholders.
Recognizing the opportunities and challenges referenced above, and given the steady and successful leadership of the Board during these evolving and unpredictable times, the Board has determined that its current leadership structure — Mr. Coury as Executive Chairman, Mr. Parrish as Lead Independent Director and Vice Chairman, Ms. Bresch as CEO, and a strong, independent majority of directors — enables it to best oversee and empower the management team and is optimal for Mylan and its shareholders and other stakeholders.
The Board’s current structure enables it to continue to provide robust and highly effective oversight and direction based on, among other factors:
•	10 out of 13 directors (all of whom are being re-nominated) are independent;

•	The Board operates pursuant to robust Corporate Governance Principles and Board Rules, which are reviewed by the Governance and Nominating Committee at least annually;

•	Our Executive Chairman possesses deep experience in and knowledge of our management, business, and the healthcare industry, and he has fostered a culture of robust Board involvement, interaction, and oversight. He has a proven unique and successful strategic insight and vision that has led to our transformation from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world. He continues to provide the overall strategic leadership for the Company, a role that remains critically important as our industry continues to experience significant change and disruption at a rapid rate;

•	The Board has a strong Lead Independent Director, who is also Vice Chairman, with key areas of expertise and experience (including, among others, public company management, corporate governance, and healthcare industry) that help enhance the Board’s oversight of management and the Company. The Lead Independent Director is responsible for, among other things:

•	Calling and presiding at executive sessions and meetings of the independent directors;

•	Consulting with the Executive Chairman in determining information to be sent to the Board: meeting agendas and meeting schedules, and separately approving those items;

•	Serving as a contact person for shareholders and other stakeholders wishing to communicate with the Board; and

•	Acting as liaison between the Executive Chairman and independent directors;

•	The Audit, Compensation, Compliance, Finance, Governance and Nominating and Risk Oversight Committees are composed entirely of independent directors (as defined in the applicable NASDAQ listing standards and within the meaning of the DCGC);

•	Approval of any appointment of members to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include at least a majority of the independent directors;

•	All Board committees operate pursuant to written charters and conduct annual self-assessments, which are currently led by outside counsel;

•	The Risk Oversight Committee, formed in February 2018, assists the Board in its oversight of management’s efforts with respect to ESG and the Company’s enterprise risk framework;

•	The independent directors on Mylan’s Board and its committees receive extensive information and input from multiple layers of management and external advisors, engage in detailed discussion and analysis regarding matters brought before them (including in executive session) and consistently and actively engage in the development and approval of significant corporate strategies;

•	Mylan’s Board and its committees have unrestricted access to management;

•	Mylan’s Board and its committees have ability to retain, at Company expense, legal, financial or other advisors as they deem necessary with respect to any matter brought before them; and

•	In 2019, Mylan’s Board held four executive sessions of independent directors, and its committees collectively held 18 executive sessions.

Setting and Overseeing Strategy
The Board actively discusses and determines the Company’s strategy and continues to focus on those strategies designed to ensure the continued durability and sustainability of the Company, while creating long-term value for our shareholders and serving the interests of other stakeholders.
The Board regularly and extensively reviews strategies to support the long-term growth and sustainability of the Company, including conducting multiple days of focused strategy discussions in 2019, and considers and evaluates, among other matters, the ongoing development of our unique and powerful global platform, market opportunities and challenges, the complex and often unpredictable changes impacting healthcare systems around the world, and the interests of shareholders and other stakeholders. The Board’s strategic planning, under the leadership and vision of our Executive Chairman, has led to the creation of a diversified and differentiated portfolio that is not reliant on a single market or product, resulting in stable and durable cash flows despite challenging, and often unpredictable, market conditions.
Mr. Coury is responsible for, among other things, leading the development of our strategy. His leadership as Chairman and now as Executive Chairman is unique and critically important to the Company, and he brings to his role extensive knowledge of the Company’s history, management, platforms, and businesses around the world as well as the global healthcare industry more generally. Mr. Coury has played a key role in identifying and leading the Board in the consideration of various strategic opportunities, an especially important task in today’s challenging environment, and his vison and insight have been instrumental in making the Combination a possibility, including through his critical role in the negotiation of the transaction and his continued leadership and direction following signing.
On August 8, 2018, Mylan’s Board announced the formation of a new committee, the Strategic Review Committee, to evaluate a wide range of alternatives to unlock the true value of the Company’s one-of-a-kind
platform. The Strategic Review Committee consisted entirely of independent directors and was led by the Lead Independent Director.
In connection with the work of the Executive Chairman, together with the Strategic Review Committee and the overall Board’s strategic planning and efforts to create long-term value for shareholders while serving the interests of other stakeholders, we announced the Combination on July 29, 2019. We expect that Viatris, the new company that will be formed pursuant to the Combination, will transform and accelerate the ability of the Mylan business and the Upjohn Business to serve patients’ needs and expand their respective capabilities across more than 165 markets by bringing together two highly complementary businesses. Mylan brings a diverse portfolio across many geographies and key therapeutic areas, such as central nervous system and anesthesia, infectious disease and cardiovascular, as well as a robust pipeline, high-quality manufacturing, and supply chain excellence. The Upjohn Business brings trusted iconic brands, such as Lipitor (atorvastatin calcium), Celebrex (celecoxib) and Viagra (sildenafil), and proven commercialization capabilities, including leadership positions in China and other emerging markets.

The Combination will also allow Viatris to meaningfully expand the geographic reach of Mylan’s existing broad product portfolio and future pipeline – including significant investments that have been made across complex generics and biosimilars – into new growth markets where the Upjohn Business has existing sales infrastructure and local market expertise.
Once the transaction closes, we expect that Viatris, with its attractive financial profile and robust balance sheet, will immediately begin delivering on its commitments through strong execution, rapid de-levering, and returning capital to shareholders by instituting a dividend policy for future shareholders following the first full quarter after the closing.
The Board expects that this continued advancement of its strategy will further drive a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, OTC products and biosimilars supported by commercial and regulatory expertise, established infrastructure, best-in-class
R&D capabilities, and high-quality manufacturing and supply chain excellence.
The Board is committed to maintaining a dialogue with shareholders to ensure that they understand our differentiated strategy and business model and have an opportunity to discuss and engage on a broad range of topics, including the proposed Combination. The Board also reviews the implementation of our strategy at the annual general meeting of shareholders and provides attendees the opportunity to discuss our annual Dutch board report and the accompanying financial statements prepared in accordance with International Financial Reporting Standards as adopted by the European Union.
Risk Oversight
Mylan, similar to other pharmaceutical companies, operates in a complex and rapidly changing environment that involves many potential risks. In addition to general market, R&D, and economic risks, the Company faces potential risks related to its industry; information technology and cybersecurity; data privacy; financial controls and reporting; legal, regulatory and compliance requirements and developments; finances and taxation; the global nature of our operations; environment and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business, and protect our assets. Risk management is an enterprise-wide objective subject to oversight by the Board and its committees.
It is the responsibility of Mylan’s management and employees to implement and administer risk management processes and to identify material risks to our business. In addition, management must assess, manage and monitor those risks, all while maintaining flexibility in how we operate. To further embed risk management and compliance into our culture, Mylan implements relevant policies and procedures and extensively trains employees on how to implement and comply with them. All of our committees have regular access to management and other levels within the Company, and our Board and committees also meet without members of management present.
Mylan’s Board, in turn, directly or through its committees, oversees management’s implementation of risk management processes and controls. The Board has approved a Code of Business Conduct and Ethics and other related policies, and the Board and its committees rigorously review with management actual and potential significant risks at least quarterly.
Board Committees’ Role in Risk Oversight
•
The Audit Committee
focuses on financial and disclosure controls and reporting risks as well as oversight of Mylan’s internal audit function. The Committee oversees, among other matters, certain processes and procedures relating to risk assessment and risk management and the quality and adequacy of the Company’s internal control over financial reporting. Mylan’s internal audit function meets with the Committee at least quarterly to discuss potential risk or control issues, and the Committee regularly discusses the performance of the group and the adequacy of resources available to the team. The Committee also meets quarterly with Mylan’s global independent auditor and Dutch independent auditor, among other subject matter experts.

•
The Compensation Committee
focuses on compensation-related risks that may be inherent in our business and the design of compensation-related plans and programs. The Committee receives reports, on at least a quarterly basis, from management and/or outside advisors and experts regarding various compensation-related matters. The Compensation Committee also considers risk management in determining compensation structure.

•
The Compliance Committee
is responsible for overseeing the Chief Compliance Officer’s implementation of Mylan’s Corporate Compliance Program and related policies and procedures. The Committee is responsible for appointing and, as applicable, replacing this individual, and reviews his or her performance, responsibilities, plans and resources. The Committee also makes recommendations to the Board with respect to the Corporate Compliance Program and Code of Business Conduct and Ethics, and is responsible for evaluating any significant reports of actual or alleged violations by employees and executive officers, third-party risks, and significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services.

•
The Finance Committee
is responsible for reviewing and providing advice to Mylan’s Board with respect to the Company’s capital structure, capital management, financing and material business transactions and the risks related to such activities.

•
The Governance and Nominating Committee
is responsible for identifying, assisting in recruiting, and nominating qualified individuals to become members of Mylan’s Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of directors, and evaluating and assisting the Board in considering other risks related to corporate governance.

•
The Risk Oversight Committee
assists the Board in its oversight of Mylan’s enterprise risk management framework. The Committee reviews the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage, and monitor material risks; reviews management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another committee, including, for example, data security programs, and cybersecurity and information technology; oversees management’s activities with respect to global social responsibility; and reviews management’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation.

Board Education
Mylan’s Board or individual members participate in director educational seminars, conferences and other director education programs presented by external and internal resources, on matters that may relate to, among other topics: compensation, governance, board process, risk oversight, business, industry, audit and accounting, credit and financial, regulatory and other current issues. Directors also may elect to attend additional third-party educational events. The Company reimburses the directors for costs associated with any seminars and conferences, including travel expenses.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the compensation of our named executive officers (“NEOs”) for 2019.
Overview

Business and Execution
Mylan is a global pharmaceutical company committed to setting new standards in healthcare and providing the world’s more than seven billion people access to high quality medicine. We offer a growing portfolio of more than 7,500 products, including prescription generic, branded generic, brand-name, and biosimilar drugs, as well as OTC remedies. We market our products in more than 165 countries and territories — and every member of our approximately
35,000-strong
workforce is dedicated to creating better health for a better world.
Over approximately the last decade, Mylan has transformed into a durable, global company that has been built to last through a clear, consistent and differentiated strategy and outstanding execution by our executive management team and employees around the world. Fueling that durability is a business model anchored in Mylan’s core purpose: providing patient access to medicines around the world.
Providing access requires that we satisfy the needs of an incredibly diverse global marketplace whose economic and political systems, approaches to delivering and paying for healthcare, languages and traditions, and customer and patient requirements vary by location and over time.
With these considerations in mind, we built and scaled our commercial, operational, and scientific platforms to meet customers’ evolving needs in ways that are globally consistent and locally sensitive. As a result, not only are we succeeding in expanding access to medicine, we are continually diversifying our business.
That diversification is what drives our durability. Durability allows us to withstand and overcome competitive pressures while continuing to innovate. It also allows us to generate consistent financial results, including reliable cash flows capable of supporting ongoing investments in long-term growth and long-term value creation.
We believe that our employees are our greatest asset. Rewarding employees for their performance and execution is a powerful way to motivate their continued best efforts and to promote their engagement and continued contributions to the Company’s mission and success.
2019 Business Performance and How It Aligns to Compensation and Shareholder Interests
The highlights below are examples of ways in which our outstanding executive team drove performance in 2019 to help ensure long-term sustainability and growth, and serve the interests of shareholders and other stakeholders. Increasing access and diversifying our business to further enhance sustainability are closely tied to our adjusted earnings, adjusted cash flows and submissions, linking these achievements with our key performance metrics.

Recent Highlights

Access – These achievements help us strengthen our business and enhance future growth prospects while meeting the diverse needs of patients

•
     Filed 139 global regulatory submissions in 2019, demonstrating the depth of our global pipeline. New submissions increase the opportunity for new product approvals, which are important drivers of our business because they further diversify our product portfolio and generate additional cash flow opportunities

•
     Provided patients living with asthma and chronic obstructive pulmonary disease in the U.S. with a high quality, more affordable treatment option through the launch of Wixela
™
Inhub
™
, the first
FDA-approved
generic of ADVAIR DISKUS
®

•
     Launched the first biosimilar trastuzumab in Canada, Australia, and South Africa with partner Biocon Biologics, increasing access to this treatment option for breast and gastric cancer patients. We also launched the biosimilar trastuzumab in the U.S., where Mylan was the first to receive FDA approval

•
     Received FDA approval of Pretomanid for the treatment of extensively drug-resistant TB
(XDR-TB)
or multidrug-resistant TB
(MDR-TB)
cases that are treatment-intolerant or
non-responsive

•
     Launched the Mylan HIV Self-Test in Portugal, Botswana, Laos, and Namibia

•
     Increased access for patients with metastatic breast cancer by entering into a marketing license agreement with Eisai India to commercialize TECERIS
®

•
     Announced the expansion of our current development and commercialization agreement with Theravance Biopharma Ireland Limited for nebulized revefenacin to include China and certain adjacent territories

•
     Launched a fixed dose combination of rosuvastatin and ezetimibe to improve control of
LDL-c
(cholesterol), in five additional countries – France, Belgium, Romania, Slovakia and Bulgaria – and expanded to newer strengths in Spain, Czech Republic, Portugal, and Slovenia to help more patients achieve their
LDL-c
goals

Diversification – These achievements highlight our ability to withstand industry pressure and disruption in individual markets

•
     Generated $11.5 billion in 2019 total revenues, with more than 60% from outside the U.S., demonstrating that we are not dependent on any one geography or product

•
     Advanced our global commercial strategy across geographies and channels to further distinguish us as customers’ partner of choice

•
     Enhanced portfolio strategy by increasing emphasis on moving up the value chain with a focus on complex, specialty and biologic opportunities and new chemical entities

Durability – These achievements enhance sustainability for shareholders, patients and other stakeholders

•
     Generated U.S. GAAP net cash provided by operating activities of $1.8 billion

•
     Generated adjusted free cash flow, a key compensation metric, of $2.1 billion

•
     Repaid over $1.1 billion of debt

•
     Continued to leverage the integration of acquisitions and take advantage of opportunities to optimize our global platform

Compensation Philosophy & Process

Compensation Philosophy
The Board and Compensation Committee have implemented a simplified approach to executive compensation over the past three years, which streamlined our NEOs’ 2018 and 2019 pay mix. Executive compensation consists primarily of salary, annual cash incentives and long-term equity incentives. Mylan’s approach to executive compensation is designed to, among other things:
Reinforce Mylan’s performance-driven culture:
Our performance metrics align to the creation and sustainability of shareholder and other stakeholder value and encourage the behaviors and values expected of Mylan leaders. Our simplified program is weighted more heavily toward long-term incentives to align executives’ performance with ensuring the durability of the business and interests of shareholders and other stakeholders.
Drive and reward performance:
The Board and Compensation Committee have designed programs to ensure continued execution against our strategy to create and maintain a leading, robust, sustainable organization, while aligning compensation with Company performance, shareholder value creation and other stakeholder interests.
Recruit, retain and reward outstanding executive talent:
Mylan provides market competitive compensation with an emphasis on long-term incentives to retain high-performing leaders.
Given the continuing disruptions and changes in the management of many companies in our industry, the market for outstanding executive leadership talent remains highly competitive. Recognizing the significant execution and results generated by our current, long-tenured executive team, as well as the important contributions of so many others in our organization, we design our compensation programs to help ensure that the Company, shareholders and other stakeholders continue to benefit from the talents of our leadership team and global workforce, while also recruiting new talent on an on-going basis.
Our
Pay-for-Performance
Culture in Practice
The Compensation Committee and Board believe that each member of the executive team has the critical experience, business skills, leadership, executional capabilities, and commitment to our mission and strategy necessary to lead the Company to the benefit of shareholders and all other stakeholders. Their leadership and execution have led to the development of a durable, diversified, and sustainable company, and they continued to perform and execute at high levels during 2019, including while leading the Company’s business transformation efforts and the significant integration planning work related to the Combination.
2019 was marked by continued, significant headwinds in the pharmaceutical industry in many countries around the world, impacting Mylan as well as many other companies in the industry. Although the Company reported strong operational and financial performance in 2019, given the many headwinds faced, we did not meet all of our challenging compensation metric targets for the three-year performance period ended December 31, 2019 applicable to the performance-based restricted stock units (“PRSUs”) granted in 2017. And – consistent with our long-standing
pay-for-performance
philosophy — our executive compensation program once again demonstrated the strong alignment with business objectives, Company performance, and shareholder interests.
•
2017 PRSUs
granted to our current NEOs were earned at 50% of target due to achievement of target performance for return on invested capital (“ROIC”) and below threshold performance on relative total shareholder return (“TSR”) over the three-year performance period ending on December 31, 2019; accordingly, the realized value of the 2017 PRSUs on the vesting date was 18% of the awarded PRSUs’ target grant date value when factoring in the Mylan stock price at vesting (calculated as of March 3, 2020). See pages 27 to 29 for additional discussion of the long-term incentive plan, including the 2017 PRSU targets.

Neo	2017 PRSU Target Grant Date Value	Realized Value	% of Target Grant Date Value Realized
Heather Bresch	$4,550,033	$820,283	18%
Rajiv Malik	$2,800,031	$504,795	18%
Kenneth S. Parks	$ 900,031	$162,265	18%
Anthony Mauro	$1,250,040	$225,356	18%

•	Our annual incentive plan resulted in a payout of 150.5% of target due to above-target achievement on the adjusted diluted earnings per ordinary share (“adjusted EPS”) goal and maximum results from the product submission goal, along with target achievement of our adjusted free cash flow metric. See pages 25 to 26 for additional discussion of the annual incentive plan, including the 2019 annual incentive payout.

Shareholder Engagement Relating to Executive Compensation and Board Responsiveness
Engaging directly with shareholders remains a key priority for the Board, and the Board is committed to maintaining this dialogue. In addition to discussing the various facets of our business model and Mylan’s differentiated platform, this dialogue also ensures that we are informed by shareholder perspectives on topics that matter most to them, including with respect to compensation.
Board Responsiveness to
Say-on-Pay
Proposal and Other Compensation Matters
Last year, our

Say-on-Pay

proposal received the support of approximately 88.6% of votes cast — a significant increase from the prior year. While we were encouraged by the strong level of support compared to the prior year, we have continued our robust outreach efforts over the past year. Since the 2019 AGM, our Executive Chairman and members of management met with shareholders representing approximately 46% of ordinary shares outstanding as of December 31, 2019, including approximately 65% of the ordinary shares held by our 50 largest shareholders as of such date. These meetings included institutional investor executives, governance team leads, and portfolio managers, among others.
Shareholders generally expressed support for the structure of our ongoing compensation program. In addition, in response to the views expressed by shareholders at the 2019 AGM, we amended our clawback policy to include a misconduct standard and disclosure of actions taken under the policy under certain circumstances.
In addition, to date in 2020, Mylan has reached out to shareholders representing approximately 53% of our ordinary shares outstanding as of December 31, 2019, including approximately 75% of the ordinary shares held by our 50 largest shareholders as of such date, to offer engagement meetings/discussions during the first and second quarters of 2020. However, as the situation surrounding the COVID-19 pandemic continues to evolve, many of these meetings have been temporarily postponed or deferred. These meetings, which we expect to re-schedule in the near future, will likely include our Executive Chairman and four of our independent Directors, including the Lead Independent Director and the Chairs of the Audit, Compensation, Compliance, Finance, and

Governance and Nominating Committees. As we have done in the past, we expect these meetings will include discussions exclusively with the independent Directors, without the Executive Chairman or other members of management present.
The Board welcomes these opportunities to discuss executive compensation with shareholders and will continue to take their feedback into consideration as we further evolve our compensation program. We believe the consistent improvement in our Say-on-Pay voting results over the past three years reflects the important changes that we have implemented in our executive compensation program as well as the significant engagement efforts of our Board over that timeframe.

Compensation-Related Actions Over the Past Three Years Include:

•
     Amended our clawback policy to include a misconduct standard and disclosure of actions taken under the policy under certain circumstances;

•
     Since the beginning of 2017, completely refreshed the Compensation Committee (including the appointment of a new Chair);

•
     Implemented a simplified approach to executive compensation and streamlined our NEOs’ 2018 and 2019 pay mix, which consists primarily of salary, annual cash incentives and long-term equity incentives;

•
     Adopted a third performance metric applicable to PRSUs granted since 2018 — the ratio of adjusted free cash flow to “indebtedness” (as defined in our revolving credit agreement dated as of November 22, 2016) (“Adjusted FCF/Credit Agreement Debt”) — to further incentivize prudent balance sheet management, while maintaining the two previously used performance metrics of ROIC and relative TSR;

•
     Consulted with an independent compensation advisor to review and refresh the market analysis of CEO compensation and reconfirm that it is in line with peer practices;

•
     Solicited additional perspective from a second independent compensation consultant specific to NEO market data and compensation program design, which re-confirmed
that our program design and CEO and NEO compensation are in line with peers and market practice;

•
     Eliminated automatic vesting of PRSUs at target performance in the event of our CEO’s or President’s termination without cause or resignation for good reason beginning in 2019;

•
     Eliminated eligibility for severance payments for our CEO and President in the event the executive declines Mylan’s offer of renewal at the end of the applicable employment term;

•
     Continued Company policy of not exercising positive discretion in determining annual incentive and LTI payouts; and

•
     Revised our CD&A to enhance and streamline disclosure.

Components of 2019 Executive Compensation

Mylan’s executive compensation program is designed to motivate our NEOs to meet business objectives and deliver long-term shareholder value, and to align their interests with those of our shareholders and other stakeholders. (See page 19 for additional discussion of our philosophy.)
We pay our NEOs through three primary components of compensation: base salary, an annual incentive and a long-term incentive. In addition, our NEOs receive certain benefits and perquisites. Our program is heavily weighted toward performance-based compensation, and annual and long-term incentive (“LTI”) outcomes are primarily dependent on the achievement of outstanding performance results. In 2019, approximately 60% of

CEO and 58% of other NEOs’ compensation was performance-based. Our Board and Compensation Committee do not exercise positive discretion in determining annual incentive and LTI payouts.
The primary components of our compensation program are:

Pay Element	Form	2019 Weightings	2019 Metrics	2019 Performance / Shareholder Alignment
Base Salary	Cash	N/A	N/A	Attracts and retains highly talented executives through market-competitive base compensation
Annual Incentive Compensation	Cash	33.3%	Adjusted EPS	Earnings are expected to have a direct relationship to the price of Mylan’s ordinary shares
	Cash	33.3%	Adjusted Free Cash Flow	Captures the potential impact of other actions, including business transactions, on the generation of adjusted free cash flow
	Cash	33.3%	Global Regulatory Submissions

Encourages the development of new products to both benefit patients and yield new revenue sources that are essential for Mylan to remain competitive, and as such are fundamental to our short- and long-term sustainable growth strategy

Long-Term Incentive Compensation	PRSUs	50%	ROIC (50%) Adjusted FCF/Credit Agreement Debt (50%)	Encourages NEOs to earn an appropriate return on investment Encourages NEOs to prudently manage our balance sheet
		Modifier (+/-20%)	Relative TSR

Encourages NEOs to deliver superior total shareholder return relative to competitors

PRSUs paid to NEOs directly linked to achieved performance against ROIC and Adjusted FCF/Credit Agreement Debt performance goals, subject to TSR multiplier

	Stock Options	10%	Stock Price	Encourages NEOs to increase stock price in excess of grant date stock price The value of shares paid to NEOs is directly linked to share price appreciation through date of exercise
	Restricted Stock Units (“RSUs”)	40%	Stock Price	The value of RSUs paid to NEOs is directly linked to share price at the time of vesting

2019 Pay Mix

Note: Other NEOs including Messrs. Malik, Mauro and Parks

2019 CEO Compensation Summary
The following summary describes the compensation for our CEO for the last two years as disclosed in the Summary Compensation Table below. Please see page 37 for the compensation of our other NEOs.

Chief Executive Officer

		2018	2019

Heather Bresch	Base Salary:	$1,300,000	$1,500,000
	Annual Incentive Payout:	$2,599,935	$3,386,250
	Annual LTI Grant:	$9,100,043	$10,500,022
	Change in Pension Value:	—	$2,371,743
	All Other Compensation:	$332,390	$751,245

	Summary Compensation Total:	$13,332,368	$18,509,260

2019 Compensation Decisions
•
Base Salary:
Ms. Bresch’s base salary was increased to $1.5 million based on her leadership and performance, and following a review of peer group CEO compensation benchmarks. This was Ms. Bresch’s first salary increase since March 2015. Following this change, Ms. Bresch’s total realizable pay over a three-year period is fully aligned with Mylan’s TSR relative to the Company’s 2019 peer group as highlighted in the graph below.

•	Annual Incentive: No change was made to Ms. Bresch’s target opportunity in 2019 as a percentage of base salary and, as of the end of 2019, it had remained the same since 2015.

•
Long-Term Incentive:
No change was made to Ms. Bresch’s target LTI opportunity as a percentage of base salary in 2019. Ms. Bresch received a LTI grant in March 2019 valued at $10,500,022, of which 60% of the total is performance-based. The LTI award was delivered through PRSUs, stock options and RSUs.

•
Change in Pension Val
ue
:
The increase in the value of Ms. Bresch’s pension benefit resulted from a decrease in the interest rate being used to determine the pension value and an increase to her annual base salary.

•
All Other Compensati
on
:
The increase for 2019 relates to the
one-time
distribution of a life insurance policy to Ms. Bresch in connection with the Company’s termination of the Mylan Inc. life insurance retention plan ($195,947), consistent with the treatment of all plan participants, personal use of the corporate aircraft, and company contributions to the 401(k), profit sharing and restoration plans.

CEO Realizable Pay
The following graph demonstrates that the CEO’s total realizable pay over a three-year period is fully aligned with Mylan’s TSR relative to the Company’s 2019 peer group.
Three-Year CEO Realizable Pay vs TSR*
*	Realizable pay includes cumulative salary and annual incentives paid for the most recent three years for which peer group data was publicly available (2016-2018), plus the current value (as of December 31, 2019) of stock options (intrinsic value) and time-based RSUs granted during the most recent three years, plus the value (as of December 31, 2019) of performance-based LTI awards, other than stock options, earned during the most recent three years, plus the change in pension value and all other compensation for the most recent three years. TSR data derived from the S&P Capital IQ. The 12 peer companies in this chart reflect the current peer group.

Base Salary
The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities and expected future performance; Company performance; management structure; marketplace practices (including external benchmarks prepared by an independent compensation consultant); internal pay equity considerations; competitive recruitment for outstanding talent; and the executive’s experience, tenure and leadership. The Compensation Committee also considers, among other factors, what the marketplace would require in terms of the costs to hire a similarly qualified and experienced individual externally.
For 2019, the Compensation Committee, after review of all related factors and discussion with the independent compensation consultant, provided salary increases to all current NEOs. For Ms. Bresch and Mr. Malik, this was the first salary increase since March 2015. Mr. Mauro last received a salary increase in 2016 and Mr. Parks last received a salary increase in 2017.

NEO	Position	2018	2019
Heather Bresch	Chief Executive Officer	$1,300,000	$1,500,000
Rajiv Malik	President	$1,000,000	$1,150,000
Kenneth S. Parks	Chief Financial Officer	$685,000	$800,000
Anthony Mauro	Chief Commercial Officer	$700,000	$800,000
Daniel M. Gallagher	Former Chief Legal Officer	$800,000	$800,000

Annual Incentive Compensation
Mylan’s annual incentive compensation consists of performance-based annual cash awards that are determined according to the achievement of objective operational and financial measures identified by the Board and Compensation Committee as important to the successful execution of Mylan’s business strategy, which is aligned with the continued creation of shareholder value.
For 2019, the Compensation Committee once again set challenging performance goals based on three key performance indicators of the current and future strength of our business. In addition, the metrics were selected specifically because they are related to the actions and leadership of our executive team and measure their ability to extract the greatest value from our assets. The Compensation Committee chose to use adjusted metrics for the two financial goals (adjusted EPS and adjusted free cash flow) because it believes that these adjusted metrics provide effective measures of evaluating Mylan’s financial performance, and the ongoing operations of the Company.

Important Facts About Our 2019 A n n u a l Incentive Targets

In order to promote long-term sustainable growth for the Company, it was necessary to make incremental investment in both sales and marketing and R&D efforts. These investments were expected to create long-term value for our shareholders and other stakeholders by furthering the Company’s efforts to move our portfolio and pipeline up the value chain, investing organically in our key brands, and executing on our commercial assets around the globe. These investments were also expected, however, to reduce adjusted EPS and adjusted free cash flow in 2019. In addition, global regulatory submissions were expected to be lower in 2019 as compared to 2018 due to a heavier weighting on more challenging specialty and complex generic products and the Company’s focus on submission of products expected to generate economic profit would potentially reduce the overall number of submissions for 2019.

	2018		2019
Goal	Actual	Weighting	Threshold	Target	Maximum
Adjusted EPS*	$4.58	33.3%	$3.80	$4.30	$4.80
Adjusted Free Cash Flow* ($ in millions)	$2,713	33.3%	$1,900	$2,100	$2,300
Global Regulatory Submissions	168	33.3%	105	120	135
Payout Opportunity (as % of Target)			50%	100%	200%

No annual incentives are paid with respect to a metric if threshold performance is not achieved. Furthermore, the Compensation Committee has committed to not using its discretion to upwardly adjust annual incentive award amounts generated by the performance metrics.
*	The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reported adjusted EPS (which for 2019 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2019 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

2019 NEO Annual Incentive Award Opportunity Subject to Company Performance
In 2019, the Compensation Committee did not make changes to NEO target annual incentives as a percentage of base salary.

NEO	Position	Base Salary	Target (% of Salary)	Target Annual Incentive
Heather Bresch	Chief Executive Officer	$1,500,000	150%	$2,250,000
Rajiv Malik	President	$1,150,000	125%	$1,437,500
Kenneth S. Parks	Chief Financial Officer	$800,000	115%	$920,000
Anthony Mauro	Chief Commercial Officer	$800,000	115%	$920,000
Daniel M. Gallagher	Former Chief Legal Officer	$800,000	115%	$920,000

The payout opportunities are 50% of the target amount for threshold performance and 200% of the target amount for maximum performance.
2019 Actual Annual Incentive Compensation
In 2019, the Company achieved:
•	Between target and maximum performance with respect to the adjusted EPS metric;

•	Target performance on the adjusted free cash flow metric; and

•	Maximum performance on the global submissions metric

•	As a result, the current NEOs received payouts of annual incentive awards for 2019 at 150.5% of target

Goal*	Weighting	2019 Target	2019 Actual Results		Weighted Score
Adjusted EPS*	33.3%	$4.30	$4.55	Between Target & Maximum	50.0%
Adjusted Free Cash Flow* ($ in millions)	33.3%	$2,100	$2,103	At Target	33.8%
Global Regulatory Submissions	33.3%	120	139	Above Maximum	66.7%
2019 Company Performance					150.5%

*
The adjusted EPS amount is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reported adjusted EPS (which for 2019 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A), but for annual incentive plan purposes is measured on a constant currency basis. Adjusted free cash flow is derived from Mylan’s audited financial statements in the same manner as Mylan publicly reports adjusted free cash flow (which for 2019 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A).

The graphic below demonstrates how Company performance, as shown in the table above, is applied to calculate the annual inventive payout.

The following table shows the results for each of the above components, including the 2019 actual incentive payout.

NEO	Position	Base Salary	Target (% of Salary)	Company Performance	Actual Incentive Payout
Heather Bresch	Chief Executive Officer	$1,500,000	150%	150.5%	$3,386,250
Rajiv Malik	President	$1,150,000	125%	150.5%	$2,163,438
Kenneth S. Parks	Chief Financial Officer	$800,000	115%	150.5%	$1,384,600
Anthony Mauro	Chief Commercial Officer	$800,000	115%	150.5%	$1,384,600

Long-Term Incentive Compensation
The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Mylan’s ordinary shares over several years, as well as other measures associated with the growth, success and long-term sustainability of Mylan. The Committee has historically approved annual LTI award grants in the first quarter of the fiscal year, with the grant effective following the release of year-end
audited financial results, with exceptions for new hires, promotions and other special awards, grants or circumstances.
Long-Term Incentive Structure
. For 2019, LTI awards were granted to our NEOs in the form of PRSUs, stock options and RSUs in the proportions shown below.

Vehicle	LTI Mix	Incentive Opportunity	Vesting Schedule
PRSUs Performance-Based	50%	PRSUs provide value based on Mylan’s ROIC, Adjusted FCF/Credit Agreement Debt and relative TSR performance, strongly linking payouts with long-term value creation	PRSUs cliff-vest at the end of the three-year performance period based on the achievement of pre-determined performance criteria, generally provided that the NEO remains continuously employed by Mylan
Stock Options Performance - Based	10%	Stock options provide value only if Mylan’s ordinary share price is greater than the grant date ordinary share price	Stock options vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan
RSUs Time - Based	40%	RSU value increases/decreases with ordinary share price performance and provides a strong retention incentive	RSUs vest in three equal annual installments, generally provided that the NEO remains continuously employed by Mylan

This mix of LTI awards provides our NEOs with a combination of incentive opportunities, aligns NEOs with the interests of shareholders, and ensures that each vehicle has its own risk-reward profile with a unique benefit.
For the mix of the 2019 LTI awards, the Company decreased the amount of the award granted as stock options by 10% and increased the amount of the award granted as RSUs by 10% relative to the mix of 2018 LTI awards. In implementing this change, the Compensation Committee believed that the increased percentage of RSUs would continue to align the long-term interests of our NEOs with the Company’s shareholders while balancing performance with the Company’s current risk tolerance. The RSUs create ownership alignment with shareholders and provide a stable element of long-term compensation to encourage retention of executive talent.
Each NEO’s 2019 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. In setting each NEO’s LTI targeted value, the Compensation Committee considered a variety of factors, including, among others, peer group compensation, expectations regarding individual performance, and tenure.
For 2019, the Compensation Committee approved the following annual LTI award values for our current NEOs:

		Performance-Based		Time -Based	Total LTI Award
NEO	Position	PRSUs	Stock Options	RSUs
Heather Bresch	Chief Executive Officer	$5,250,005	$1,050,002	$4,200,015	$10,500,022
Rajiv Malik	President	$3,450,026	$690,009	$2,760,015	$6,900,050
Kenneth S. Parks	Chief Financial Officer	$1,600,006	$320,008	$1,280,021	$3,200,035
Anthony Mauro	Chief Commercial Officer	$1,600,006	$320,008	$1,280,021	$3,200,035

2019 Three-Year PRSU Performance Metrics
In 2019, the Compensation Committee approved the grant of PRSUs subject to two equally weighted financial performance metrics (i.e., ROIC and Adjusted FCF/Credit Agreement Debt) and one relative market performance metric (i.e., relative TSR), which is used as a modifier to determine the final payout percentage, as described below. The ROIC metric incentivizes effective use of the Company’s capital to drive cash flow generation, and the Adjusted FCF/Credit Agreement Debt performance metric incentivizes prudent balance sheet management. Each of these incentivized behaviors is closely aligned with our efforts to drive a durable and sustainable business. In addition, the relative TSR modifier impacts executive pay based on Mylan’s performance as compared to industry competitors.
Method For Calculating 2019 PRSU Performance Results
. As shown in the table below, payouts under the 2019 PRSUs will be determined in two steps. First, the outcome of the ROIC and Adjusted FCF/Credit Agreement Debt metrics will be assessed, resulting in an initial payout percentage of 50% for threshold performance (with 0% payout for below threshold performance) up to 150% for maximum performance, with linear interpolation for achievement between threshold and maximum. Second, the relative TSR metric will be applied as a modifier to the initial payout percentage, decreasing it by 20%, leaving it unaffected or increasing it by 20%, as indicated in the table below, in order to calculate the final payout percentage.

Metric	Weighting	Threshold	Target	Maximum
ROIC*	50%	8%	10%	12%
Adjusted FCF/Credit Agreement Debt**	50%	13%	15%	18%
Relative TSR of Peer Group***	Multiplier	At or Below 25 th Percentile of Peer Group	Between 25 th and 75 th Percentiles of Peer Group	At or Above 75 th Percentile of Peer Group
Payout Opportunity (as % of Target)		40%	100%	180%

*	ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A.

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

Compensation Related to PRSUs Granted in 2017 (Three-Year Performance Period)
For PRSUs granted prior to 2018, including the PRSUs granted in 2017, the Company utilized ROIC and relative TSR as metrics, equally weighted, and with a potential payout from 50% (for performance at threshold) to 150% (for performance at maximum), with linear interpolation if performance was between threshold and maximum. No payout would be made if performance was below threshold.
The Company achieved target performance with respect to the ROIC metric and below-threshold-performance with respect to the relative TSR metric. As a result, the NEOs’ 2017 PRSUs vested at 50% of the target number of shares, as shown below.

2017-2019 Goal	Weighting	Three-Year Target	2017-2019	Actual Result	Weighted Score
ROIC*	50%	10%	10%	At Target	50%
Relative TSR**	50%	50 th percentile of Peer Group	24 th Percentile	Below Threshold	0%
Total Payout (as % of Target)					50%

*	ROIC is calculated from Mylan’s audited financial statements in the same manner as set forth in the reconciliations provided in Appendix A.

**
Relative TSR is calculated by comparing the difference between Mylan’s
30-day
trailing average closing ordinary share price at the day before the beginning of the performance period and the day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

When applying the Mylan closing ordinary share price ($16.29) on the vesting date of March 3, 2020, the current NEOs received approximately 18% of the targeted grant date value of the award. Mr. Gallagher’s award was forfeited upon his departure from the Company in April 2019.

NEO	Position	Target Shares (#)	Target Grant Date Value	Company Performance	Actual Shares Earned (#)	Actual Award Value at $16.29 per Share
Heather Bresch	Chief Executive Officer	100,709	$4,550,033	50%	50,355	$820,283
Rajiv Malik	President	61,975	$2,800,031	50%	30,988	$504,795
Kenneth S. Parks	Chief Financial Officer	19,921	$900,031	50%	9,961	$162,265
Anthony Mauro	Chief Commercial Officer	27,668	$1,250,040	50%	13,834	$225,356

Limited Perquisites
Perquisites include the following:
•	Each NEO receives a car allowance or the use of a leased vehicle and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•	Our NEOs take an extraordinarily active approach to overseeing and managing Mylan’s global operations, which necessitates a significant amount of U.S. domestic and international travel time due to our diverse set of business centers, manufacturing and other facilities, and many client and vendor locations around the world. Mylan provides management with access to corporate aircraft to assist in the management of Mylan’s global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of Company business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Mylan’s business, as well as privacy of business information and communications), we have required Ms. Bresch to use Mylan aircraft for business and personal purposes.

During 2019, other leaders from time-to-time also were authorized to have personal use of the corporate aircraft for similar reasons. The Compensation Committee monitors business and personal aircraft usage on a quarterly basis. To the extent any travel on the corporate aircraft results in imputed taxable income to an NEO, Mylan does not provide gross-up
payments to cover the NEO’s personal income tax obligation due to such imputed income. For a summary of how this perquisite is calculated, see footnote (7)(b) to the Summary Compensation Table (see page 38).
•	Executives will also receive tax equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at meetings of the Board in the U.K.

Executive Compensation Program Governance

The summary below identifies certain features of our compensation program, which are described throughout this CD&A.

What We Do
✓ Maintain a significant portion of compensation aligned with shareholder interests and tied to ordinary share price or financial and operational business performance
✓ Employ metrics for annual and long-term incentives that do not overlap and support both short- and long-term strategies and shareholder interests
✓ Base long-term incentives heavily on performance-based metrics
✓ Use double-trigger vesting for annual LTI awards upon a change in control
✓ Consider peer groups and market data in determining compensation
✓ Retain independent compensation consultants that report directly to the Compensation Committee
✓ Maintain strong ordinary share ownership guidelines
✓ Maintain a robust clawback policy
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

As of December 31, 2019, all NEOs exceeded their ownership requirements. In addition to the NEOs, Mylan’s ordinary share ownership policy covers the most senior employees at Mylan to promote an ownership culture and stronger alignment with the interests of shareholders among the broader leadership team. Each covered employee generally has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Ordinary shares actually owned by the covered employee (including ordinary shares held by the covered employee in Mylan’s 401(k) and Profit Sharing Plan), as well as restricted ordinary shares and unvested RSUs and PRSUs count toward compliance with these requirements.
Clawback Policy
The Board has approved a clawback policy relating to incentive compensation programs. The provisions of the policy allow Mylan to recoup certain bonus and equity-based incentive compensation gains resulting from specified misconduct that causes Mylan to materially restate its financial statements. The Board considers updates to the Company’s clawback policy from time-to-time and recently amended the policy to also include a misconduct standard covering material violations of law or Company policy as well as failure to manage or monitor another individual who committed such misconduct. The Board or a designated Board committee will disclose the circumstances of any recoupment relating to such misconduct if required by law or regulation or if it determines that disclosure is in the best interests of Mylan and its shareholders.
In addition, Mylan has a number of other policies in effect that govern our executive team’s behavior and that set out clear ethical expectations. Those policies, including our Code of Business Conduct and Ethics, empower the Company to take a full range of disciplinary responses for any violations, and the Board and the Compensation Committee are not otherwise constrained from seeking to claw back from or deny compensation to any member of the executive team in response to any breach of duties or ethics. The Board considers additional updates to the Company’s clawback policy from time-to-time.
In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will respond accordingly.
Anti-Hedging and Anti-Pledging Policy
The Company has a securities trading policy that prohibits directors and “officers” (as defined in Rule
16a-1(f)
of the Exchange Act) (“Section 16 Officers”) and their respective designees from trading in hedging instruments or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments are defined as any prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include ordinary shares and options to purchase ordinary shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Mylan N.V. or any parent, subsidiary, or subsidiary of any parent of Mylan N.V., as well as any derivative financial instruments pertaining to such securities, whether or not issued by us, such as options and forward contracts.
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
Role of the Compensation Committee
Our Compensation Committee, comprised solely of independent directors, oversees the design and implementation of our executive compensation programs. Since the beginning of 2017, the Board completely refreshed the Compensation Committee (including the appointment of a new Chair). The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our CEO and President, recommends compensation and objectives to the independent, non-executive
members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel and an internal executive compensation team.
In 2019, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) and also received input from Pay Governance LLC (“Pay Governance”) to provide advice and information regarding the design and implementation of Mylan’s executive compensation programs. Meridian and Pay Governance also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to Mylan’s executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits and perquisites.
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

•
Individual leadership, performance and contributions to the success of Mylan;

•
Responsibilities of, and future expectations for, the individual;

•
Short-, medium- and long-term personnel needs of Mylan;

•
The need to reward and retain our uniquely talented NEOs and other key employees;

•
Other qualitative contributions of each NEO, including, among others, the actual and potential value and impact of his or her leadership style, strategic vision and execution, talent development, and ability to adapt to and drive change as needed to support our success;

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
Peer Group
While the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Committee does not target the compensation of NEOs within a specific percentile of any set of peer companies. As noted, the Compensation Committee considers peer group and industry data along with many other factors when determining compensation programs.
The peer group is used as a reference point for assessing market competitive pay levels for the NEOs and for measuring the relative TSR performance applicable to PRSUs. Due in part to Mylan’s unique position in the market and long-tenured management team, pay is not formulaically tied to a particular percentile of the peer group. The current peer group provides a direct focus on Mylan’s business competitors and the companies Mylan competes with for executive talent. In 2019, subsequent to approval of 2019 compensation for the NEOs, the Committee reviewed the peer group and removed Celgene Corporation, which was acquired in November 2019 by Bristol-Myers Squibb Company. As a result of the acquisition, Celgene Corporation is also no longer included in the Company’s peer group for purposes of determining Mylan’s relative TSR under the 2017 and 2018 PRSU grants.

Peer Group
Abbott Laboratories	Novartis AG
Amgen Inc.	Perrigo Company plc
Endo International plc	Pfizer Inc.
Gilead Sciences, Inc.	Regeneron Pharmaceuticals, Inc.
Mallinckrodt plc	Sanofi
Merck & Co., Inc.	Teva Pharmaceutical Industries Ltd.

Consideration of Risk in Company Compensation Policies
The Compensation Committee has considered risk management in determining compensation policies and believes that our programs are designed to encourage outstanding, consistent, sustainable business performance over extended periods of time. Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of objective performance measures, so that undue emphasis is not placed on one particular measure, and we employ different types of compensation to provide value over the short-, medium- and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequence that an overly formulaic approach may have on excessive risk-taking by management. At least annually, the Compensation Committee also receives a report from Meridian, its independent compensation consultant, on risk management in connection with the Company’s compensation program.
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
Employment Agreements in 2019
As previously disclosed in early 2019, the Compensation Committee and Board decided to renew the contracts of our executive officers. In making these decisions, the Compensation Committee considered, among other factors, the applicable executive’s experience, executional capabilities, business skills, long-term performance and contributions, leadership, and commitment to our mission and strategy. The Compensation Committee also considered the track record of each executive, the importance of stability in a complex and changing environment and the future needs of, and potential opportunities for, the Company. As noted, we expect that industry, market, and regulatory conditions will continue to evolve in complex and unpredictable ways. In addition, the Compensation Committee noted the disruptions and changes in the management of certain companies in our industry, and the fact that the market for outstanding executive leadership talent continues to be extremely and increasingly competitive. The Compensation Committee further noted the efforts of the management team to continue to advance the Company’s business transformation efforts, all while maintaining focus on day-to-day
operational performance. The Compensation Committee and the Board therefore determined that securing the retention of the executive team was crucial to the continued operational excellence of the business and furthering its sustainability and durability.
In approving compensation levels under each executive’s
go-forward
employment agreement, the Compensation Committee was mindful of the need to retain strong leadership talent while maintaining compensation at levels that are not excessive and incentivize achievement of performance results while ensuring that pay levels match performance.
In that regard, on February 25, 2019, Mylan Inc. extended the employment agreements of Heather Bresch, Chief Executive Officer; Rajiv Malik, President; Ken Parks, Chief Financial Officer; and Anthony Mauro, Chief Commercial Officer. The term of the agreements extends through April 1, 2024 for Ms. Bresch and through April 1, 2022 for each of Messrs. Malik, Parks and Mauro, and each will renew for successive one-year
terms thereafter. Pursuant to the extended agreements, base salaries are $1,500,000 for Ms. Bresch, $1,150,000 for Mr. Malik, and $800,000 for Messrs. Parks and Mauro. Ms. Bresch is eligible for a target annual bonus of 150% of base salary and Messrs. Malik, Parks and Mauro are eligible, in each case, effective as of January 1, 2019, for target annual bonuses of 125%, 115% and 115% of base salary, respectively. Each employment agreement also provides for the executive’s eligibility to continue to receive fringe benefits of employment as are customarily provided to senior executives of Mylan. Each of the agreements also provide that throughout the term of the agreement and for a period of one year following the executive’s termination of employment for any reason, the executive may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.
For a description of the termination provisions under these agreements, please see “Potential Payments Upon Termination or Change in Control” on page 44 of this Amendment.
As previously disclosed on February 11, 2019, Daniel M. Gallagher, our former Chief Legal Officer, informed Mylan that he intended to return to private practice at the conclusion of the term of his employment agreement in April 2019. On February 25, 2019, Mylan Inc. and Mr. Gallagher entered into a consulting agreement setting forth the terms of his separation and continuing consulting role for up to 12 months following the separation date.

Mr. Gallagher received (i) a cash payment of $800,000 payable pursuant to his former employment agreement, (ii) payments of $50,000 per month in consideration of the consulting services to be provided, (iii) eligibility for continued vesting of 32,354 time-based RSUs and unvested retirement plan contributions through the term of the consulting agreement and (iv) continued medical and welfare benefits through the
12-month
anniversary of his separation pursuant to his former employment agreement. The consulting agreement with Mr. Gallagher expired as of the close of business on April 1, 2020.
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
For legal and other considerations, the policy does not apply retroactively to the Transition and Succession Agreements executed prior to the new policy. As described in the Company’s Proxy Statement for the extraordinary general meeting of shareholders to be held in connection with the Combination, based on the assumptions described therein, none of Ms. Bresch and Messrs. Malik and Mauro are expected to receive reimbursement payments for golden parachute excise taxes as a result of the Combination. Mylan does not have the right to unilaterally abrogate pre-existing
binding contracts with its executives, and does not believe it would be in shareholders’ best interests to expend funds to “buy out” the executives from these rights. Since implementation of the new policy, no new or amended Transition and Succession Agreements with excise tax gross-up
provisions have been executed and several have expired as executives have ceased to be actively employed with Mylan. The agreement with Mr. Parks provides, and the agreement with Mr. Gallagher provided, that their compensation will, in the event subject to an excise tax on any golden parachute payments, be subject to a “best net” approach. Pursuant to this approach, they would receive the full amount of such payments or the greatest amount of such payments that would not subject them to the excise tax, whichever would result in the greatest after-tax
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
The footnotes to the Summary Compensation Table include changes in pension values calculated based on certain actuarial assumptions regarding discount rates. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2019 financial statements. In 2019, the impact of a decrease in the applicable discount rates, an increase in each of Ms. Bresch’s and Mr. Malik’s annual base salary and less discounting to reflect Ms. Bresch’s current age from age 55 led to an increase in the present value of accumulated benefits of $2.37 million for Ms. Bresch and $1 million for Mr. Malik.
Deductibility Cap on Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as in effect for years prior to 2018, restricted the deductibility for federal income tax purposes of the compensation paid to the CEO and each of the other NEOs who was an executive officer at the end of the applicable fiscal year (other than the Chief Financial Officer) for such fiscal year to the extent that such compensation for such executive exceeds $1 million and does not qualify as “qualified performance-based compensation” as defined under Section 162(m) of the Code. The Compensation Committee historically considered available opportunities to deduct compensation paid to NEOs for U.S. federal income tax purposes. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, eliminated the exception for “performance-based” compensation and expanded the number of executives to which the 162(m) limit may apply. As a result, except to the extent provided in limited transition relief, compensation over $1 million paid to any NEO is no longer deductible under Section 162(m) of the Code. The Board and the Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention or recognize and reward desired performance.
Compensation Committee Report
We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.
Respectfully submitted,
JoEllen Lyons Dillon
Melina Higgins
Pauline van der Meer Mohr
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee during 2019 (Mmes. Dillon, Higgins and van der Meer Mohr) was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of Regulation
S-K.
During 2019, no executive officer of the Company served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board.

Executive Compensation Tables
2019 Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash
compensation paid or granted to or earned by the NEOs for 2019, 2018, and 2017.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
Heather Bresch	2019	1,500,000	—	9,450,020	1,050,002	3,386,250	2,371,743	751,245	18,509,260
Chief Executive Officer	2018	1,300,000	—	7,280,041	1,820,002	2,599,935	—	332,390	13,332,368
	2017	1,300,000	—	7,280,034	1,820,011	1,950,000	—	394,352	12,744,397
Kenneth S. Parks	2019	800,000	—	2,880,027	320,008	1,384,600	—	200,814	5,585,449
Chief Financial Officer	2018	685,000	—	2,000,073	500,001	1,050,307	—	171,564	4,406,945
	2017	628,115	—	1,440,068	360,012	787,750	—	130,072	3,346,017
Rajiv Malik	2019	1,150,000	—	6,210,041	690,009	2,163,438	1,000,937	1,161,414	12,375,839
President	2018	1,000,000	—	4,800,045	1,200,016	1,666,625	—	839,881	9,506,567
	2017	1,000,000	—	4,480,049	1,120,004	1,250,000	—	892,077	8,742,130
Anthony Mauro	2019	800,000	—	2,880,027	320,008	1,384,600	—	365,099	5,749,734
Chief Commercial Officer	2018	700,000	—	2,000,073	500,001	1,073,307	—	178,091	4,451,472
	2017	700,000	—	2,000,073	500,017	805,000	—	191,921	4,197,011
Daniel M. Gallagher	2019	623,923	—	—	—	—	—	807,497	1,431,420
former Chief Legal Officer	2018	800,000	—	2,560,010	640,014	1,226,636	—	55,769	5,282,429
	2017	600,000	350,000	4,756,220	640,009	920,000	—	62,958	7,329,187

(1)
Represents the value of the base salary actually paid to the NEO in 2019, 2018 or 2017, except that Mr. Gallagher’s amount for 2019 also includes Mr. Gallagher’s consulting payment for three fiscal quarters (total of $450,000) and payment in lieu of accrued vacation ($17,769). The annual base salary approved by the Compensation Committee for each of the NEOs is payable in accordance with the Company’s normal payroll practices for its senior executives, so that an NEO’s total base salary amount is paid in 26 bi-weekly
installments.

(2)
For Mr. Gallagher, the amount shown for 2017 represents the value of his sign-on
bonus, which was subject to full or partial repayment in the event Mr. Gallagher left Mylan prior to the first anniversary of his joining Mylan (except in certain circumstances).

(3)
Represents the grant date fair value of the stock awards granted to the NEO in 2019, 2018 or 2017, as applicable. The grant date fair value of PRSUs for 2019 is based on the target value and is as follows: Ms. Bresch ($5,250,005), Mr. Parks ($1,600,006), Mr. Malik ($3,450,026), Mr. Mauro ($1,600,006) and Mr. Gallagher ($0) . If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2019 would have been as follows: Ms. Bresch ($9,450,019), Mr. Parks ($2,880,027), Mr. Malik ($6,210,068), Mr. Mauro ($2,880,027), and Mr. Gallagher ($0). For Mr. Gallagher, the amount shown for 2017 also includes the grant date fair value of PRSUs granted to him under the
One-Time
Special Five-Year Performance-Based Realizable Value Incentive Program, which was $1,546,152, which assumes the achievement of performance targets at maximum level. This award was forfeited in its entirety because the Company did not achieve the threshold performance goal related to the adjusted EPS performance metric, which was measured over the five-year period ending on December 31, 2018. For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(4)
Represents the grant date fair value of the option awards granted to the NEO in 2019, 2018 or 2017, as applicable. For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(5)	Represents amounts paid under the Company’s non-equity incentive compensation plan. For a discussion of this plan, see the CD&A set forth above.

(6)
Represents the aggregate change in present value of the applicable NEO’s accumulated benefit under his or her respective RBA. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2019 financial statements. In 2019, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of approximately $2,370,000 for Ms. Bresch and approximately $1,000,000 for Mr. Malik. For further information concerning the RBAs, see the Pension Benefits for 2019 Table set forth below and the section below entitled “Retirement Benefit Agreements,” beginning on page 43 of this Amendment.

(7)	Amounts shown in this column are detailed in the following chart:

Name	Fiscal Year	Use of Company- Provided Automobile ($) (a)	Personal Use of Company Aircraft ($) (b)	Expatriate Benefits ($) (c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($) (d)	Restoration Plan Contribution ($) (e)	Transition Related Benefits ($) (f)	Life Insurance Policies ($) (g)	Other ($) (h)
Heather Bresch	2019	20,891	256,267	—	29,000	229,196	—	195,947	19,944
	2018	20,836	98,268	—	24,730	148,750	—	—	39,806
	2017	20,736	158,038	—	24,420	165,331	—	—	25,827
Kenneth S. Parks	2019	19,902	6,075	—	22,069	149,418	—	—	3,350
	2018	20,089	16,875	—	19,019	107,798	—	—	7,783
	2017	19,766	10,440	—	18,115	73,440	—	—	8,311
Rajiv Malik	2019	11,157	20,946	939,204	28,200	152,198	—	—	9,709
	2018	27,692	44,783	636,726	24,550	98,750	—	—	7,380
	2017	30,170	28,896	691,967	24,300	109,469	—	—	7,275
Anthony Mauro	2019	19,200	4,089	—	28,577	150,798	—	119,085	43,350
	2018	19,342	3,529	—	25,050	110,700	—	—	19,470
	2017	19,200	2,595	—	24,238	123,285	—	—	22,603
Daniel M. Gallagher	2019	4,907	—	—	—	—	800,000	—	2,590
	2018	19,200	414	—	6,154	25,846	—	—	4,155
	2017	14,400	—	—	18,039	29,700	—	—	819

(a)
In the case of Ms. Bresch and Messrs. Parks, Mauro and Gallagher, these numbers represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

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

(c)
Expatriate benefits for Mr. Malik represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally pays for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. Beginning in 2016, Mr. Malik no longer receives a tax equalization benefit in respect of his LTI awards. Amounts shown for 2019 and 2017 for Mr. Malik are net of Mylan’s estimated tax refunds for each year. The estimated refunds were $72,948 for 2019, $0 for 2018 and $15,685 for 2017.

(d)
For 2019, amounts disclosed for each current NEO included, for Ms. Bresch and Messrs. Parks, Malik and Mauro, a matching contribution of $12,200, $5,269, $11,400, and $11,777, respectively, and a profit sharing contribution received in April 2020 in respect of fiscal year 2019 equal to $16,800 for each current NEO. For 2018, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik,
Mauro and
Gallagher, a matching contribution of $10,980, $5,269, $10,800, $
6,154
, and $
11,300
, respectively, and a profit sharing contribution received in April 2019 in respect of fiscal year 2018 equal to $13,750 for each NEO except for Mr. Gallagher. For 2017, amounts disclosed included, for Ms. Bresch and Messrs. Parks, Malik,
Mauro, and
Gallagher, a matching contribution of $10,920, $4,615, $10,800,
$10,738
and $
4,539
, respectively, and a profit sharing contribution received in March 2018 in respect of fiscal year 2017 equal to $13,500 for each NEO. In March 2017, the Company made a profit sharing contribution to each NEO, other than Mr. Gallagher, in respect of fiscal year 2016 equal to $13,250.

(e)
For 2019, amounts disclosed included, for Messrs. Parks, Mauro and Gallagher, a matching contribution under the Restoration Plan of $62,812, $63,732, and $0, respectively, and a profit sharing contribution under the Restoration Plan received in April 2020 in respect of fiscal year 2019 for each of Ms. Bresch and Messrs. Parks, Malik, and Mauro equal to $229,196, $149,418, $152,198, and $150,798, respectively. Mr. Gallagher did not receive this contribution because of his termination on April 2, 2019. For 2018, amounts disclosed included, for Messrs. Parks, Mauro, and Gallagher, a matching contribution under the Restoration Plan of $47,910, $49,200 and $25,846, respectively, and a profit sharing contribution under the Restoration Plan received in April 2019 in respect of fiscal year 2018 for each of Ms. Bresch and Messrs. Parks, Malik and Mauro equal to $148,750, $59,888, $98,750 and $61,500, respectively. Mr. Gallagher did not receive this contribution because of his termination on April 2, 2019. For 2017, amounts disclosed included, for Messrs. Parks, Mauro, and Gallagher, a matching contribution under the Restoration Plan of $20,509, $54,793 and $13,200, respectively, and a profit sharing contribution under the Restoration Plan received in March 2018 in respect of fiscal year 2017 for each of Ms. Bresch and Messrs. Parks, Malik, Mauro, and Gallagher equal to $165,331, $52,931, $109,469, $68,492 and $16,500, respectively. Ms. Bresch is no longer eligible to receive a matching contribution under the Restoration Plan. Although Mr. Malik became eligible to participate in Mylan’s U.S. retirement plans in 2016, he is not eligible to receive a matching contribution under the Restoration Plan. See pages 42 to 43 of this Amendment for further information regarding Restoration Plan contributions.

(f)	Represents a cash payment paid to Mr. Gallagher in 2019 in connection with his separation as an executive of the Company.

(g)
Represents the value of the life insurance policies distributed to each of Ms. Bresch ($195,947) and Mr. Mauro ($119,085) in 2019, in connection with the Company’s termination of Mylan Inc.’s life insurance retention plan, consistent with the treatment of all plan participants.

(h)
Represents events for all NEOs other than Mr. Gallagher for 2017; life insurance retention plan premium for Ms. Bresch and Mr. Mauro; long-term disability premiums; a health insurance premium for Mr.
Malik; reimbursements for certain travel for Mr. Mauro ($26,190);
for 2018 only, certain personal security services for Ms. Bresch; and tax preparation services related to U.K. tax returns for all NEOs other than Mr. Gallagher for 2017.

Grants of Plan-Based Awards for 2019

The following table summarizes grants of plan-based awards made to each NEO during 2019.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards (2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Heather Bresch			1,125,000	2,250,000	4,500,000	—	—	—	—	—	—	—
	3/1/2019	2/21/2019	—	—	—	76,503	191,257	344,263	—	—	—	5,250,005
	3/1/2019	2/21/2019	—	—	—	—	—	—	153,006	—	—	4,200,015
	3/1/2019	2/21/2019	—	—	—	—	—	—	—	91,384	27.45	1,050,002
Kenneth S. Parks			460,000	920,000	1,840,000	—	—	—	—	—	—	—
	3/1/2019	2/21/2019	—	—	—	23,316	58,288	104,919	—	—	—	1,600,006
	3/1/2019	2/21/2019	—	—	—	—	—	—	46,631	—	—	1,280,021
	3/1/2019	2/21/2019	—	—	—	—	—	—	—	27,851	27.45	320,008
Rajiv Malik			718,750	1,437,500	2,875,000	—	—	—	—	—	—	—
	3/1/2019	2/21/2019	—	—	—	50,274	125,684	226,232	—	—	—	3,450,026
	3/1/2019	2/21/2019	—	—	—	—	—	—	100,547	—	—	2,760,015
	3/1/2019	2/21/2019	—	—	—	—	—	—	—	60,053	27.45	690,009
Anthony Mauro			460,000	920,000	1,840,000	—	—	—	—	—	—	—
	3/1/2019	2/21/2019	—	—	—	23,316	58,288	104,919	—	—	—	1,600,006
	3/1/2019	2/21/2019	—	—	—	—	—	—	46,631	—	—	1,280,021
	3/1/2019	2/21/2019	—	—	—	—	—	—	—	27,851	27.45	320,008

(1)	The performance goals under the annual incentive compensation program applicable to the NEOs during 2019 are described above in the CD&A.

(2)
Consists of PRSUs awarded under the Mylan’s Amended and Restated 2003 Long-Term Incentive Plan (the “Amended 2003 Plan”). The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2019 table.

(3)
Consists of RSUs awarded under the Amended 2003 Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2019 table.

(4)
Represents the grant of
10-year
stock options awarded under the Amended 2003 Plan. Stock options were granted with an exercise price equal to the closing price of the Company’s ordinary shares on the date of grant. The vesting terms applicable to these awards are described below following the Outstanding Equity Awards at the End of 2019 table.

(5)
Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 13 to the Company’s
Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2019

The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Heather Bresch	14,196	—	21.13	3/3/2020	—	—	—	—
	4,413	—	22.66	3/2/2021	—	—	—	—
	4,266	—	23.44	2/22/2022	—	—	—	—
	3,236	—	30.90	3/6/2023	—	—	—	—
	65,502	—	55.84	3/5/2024	—	—	—
	67,659	—	50.66	11/17/2025	—	—	—	—
	86,957	—	46.27	2/17/2026	—	—	—	—
	71,039	35,519	45.18	3/3/2027	—	—	—	—
	36,198	72,394	40.97	3/2/2028	—	—	—	—
	—	91,384	27.45	3/1/2029	—	—	—	—
	—	—	—	—	20,141	404,834	100,709 (4)	2,024,251
	—	—	—	—	44,423	892,902	111,057 (4)	2,232,246
	—	—	—	—	153,006	3,075,421	191,257 (4)	3,844,266
Kenneth S. Parks	16,549	—	46.52	6/6/2026	—	—	—	—
	14,052	7,026	45.18	3/3/2027	—	—	—	—
	9,945	19,888	40.97	3/2/2028	—	—	—	—
	—	27,851	27.45	3/1/2029	—	—	—	—
	—	—	—	—	3,984	80,078	19,921 (4)	400,412
	—	—	—	—	12,204	245,300	30,511 (4)	613,271
	—	—	—	—	46,631	937,283	58,288 (4)	1,171,589
Rajiv Malik	34,389	—	55.84	3/5/2024	—	—	—	—
	41,637	—	50.66	11/17/2025	—	—	—	—
	50,168	—	46.27	2/17/2026	—	—	—	—
	43,716	21,858	45.18	3/3/2027	—	—	—	—
	23,867	47,733	40.97	3/2/2028	—	—	—	—
	—	60,053	27.45	3/1/2029	—	—	—	—
	—	—	—	—	12,395	249,140	61,975 (4)	1,245,698
	—	—	—	—	29,290	588,729	73,225 (4)	1,471,823
	—	—	—	—	100,547	2,020,995	125,684 (4)	2,526,248
Anthony Mauro	4,266	—	23.44	2/22/2022	—	—	—	—
	3,236	—	30.90	3/6/2023	—	—	—	—
	12,009	—	55.84	3/5/2024	—	—	—	—
	16,265	—	50.66	11/17/2025	—	—	—	—
	27,314	—	46.27	2/17/2026	—	—	—	—
	19,517	9,758	45.18	3/3/2027	—	—	—	—
	9,945	19,888	40.97	3/2/2028	—	—	—	—
	—	27,851	27.45	3/1/2029	—	—	—	—
	—	—	—	—	5,533	111,213	27,668 (4)	556,127
	—	—	—	—	12,204	245,300	30,511 (4)	613,271
	—	—	—	—	46,631	937,283	58,288 (4)	1,171,589
Daniel M. Gallagher	—	—	—	—	8,218	165,182	—	—
	—	—	—	—	8,515	171,152	—	—
	—	—	—	—	15,621	313,982	—	—

(1)
Vesting dates applicable to unvested stock options are as follows, in each case generally subject to continued employment with Mylan: on March 3, 2020, the unvested options at the $45.18 exercise price for Ms. Bresch and Messrs. Parks, Malik and Mauro vested;
one-half
of the unvested stock options at the $40.97 exercise price for Ms. Bresch and Messrs. Parks, Malik and Mauro vested on March 2, 2020; and the unvested stock options at the $27.45 exercise price for all current NEOs will vest in three equal annual installments beginning March 2, 2020. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards). In the case of options granted in 2013, 2014, 2015, 2016, 2017, 2018 or 2019 to Ms. Bresch, and in 2014, 2015, 2016, 2017, 2018 or 2019 to Mr. Malik, following termination of employment without “cause” or resignation for “good reason” as defined in the applicable employment agreement, 100% of options become vested and vested options will remain exercisable for one year following termination.

(2)
On March 3, 2020, 20,141 RSUs for Ms. Bresch, 3,984 RSUs for Mr. Parks, 12,395 RSUs for Mr. Malik and 5,533 RSUs for Mr. Mauro vested. Of the 44,423 RSUs for Ms. Bresch, 22,211 vested on March 2, 2020, and 22,212 will vest on March 2, 2021; of the 12,204 RSUs for Mr. Parks, 6,102 vested on March 2, 2020, and 6,102 will vest on March 2, 2021; of the 29,290 RSUs for Mr. Malik, 14,645 vested on March 2, 2020, and 14,645 will vest on March 2, 2021; of the 12,204 RSUs for Mr. Mauro, 6,102 vested on March 2, 2020, and 6,102 will vest on March 2, 2021; of the 8,218 RSUs for Mr. Gallagher, 8,218 vested on March 15, 2020. 153,006 RSUs for Ms. Bresch, 46,631 RSUs for Mr. Parks, 100,547 RSUs for Mr. Malik and 46,631 RSUs for Mr. Mauro vest in three equal annual installments beginning on March 2, 2020, and the 15,621 RSUs for Mr. Gallagher, vested on March 15, 2020. Of the 8,515 RSUs for Mr. Gallagher that represent the Gallagher sign-on
RSUs, 8,515 vested on March 15, 2020. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. In the case of awards granted to Ms. Bresch and Messrs. Malik and Gallagher (for Mr. Gallagher, solely with respect to RSUs granted in 2017), the awards would also vest upon the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement.

(3)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s ordinary shares as of December 31, 2019, $20.10.

(4)
The vesting of these PRSUs is subject to the attainment of performance goals. On March 3, 2020, Ms. Bresch vested in 50,355 ordinary shares or 50% of the target 100,709 PRSUs, Mr. Parks vested in 9,961 ordinary shares or 50% of the target 19,921 PRSUs, Mr. Malik vested in 30,988 ordinary shares or 50% of the target 61,975 PRSUs and Mr. Mauro vested in 13,834 ordinary shares or 50% of the target 27,668 PRSUs. On March 2, 2021, Ms. Bresch is expected to vest in PRSUs relating to 111,057 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 30,511 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 73,225 ordinary shares and Mr. Mauro is expected to vest in PRSUs relating to 30,511 ordinary shares. On March 2, 2022, Ms. Bresch is expected to vest in PRSUs relating to 191,257 ordinary shares, Mr. Parks is expected to vest in PRSUs relating to 58,288 ordinary shares, Mr. Malik is expected to vest in PRSUs relating to 125,684 ordinary shares and Mr. Mauro is expected to vest in PRSUs relating to 58,288 ordinary shares. The PRSUs are expected to vest upon the earliest to occur of (i) March 2, 2021 or March 2, 2022, as applicable, provided that the performance goals have been satisfied, (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following a change in control, (iii) the executive’s death or disability and (iv) in the case of awards granted to Ms. Bresch and Mr. Malik, other than the awards scheduled to vest on March 2, 2022, the executive’s termination without “cause,” or resignation for “good reason” as defined in the applicable employment agreement. Any outstanding ordinary shares subject to the award that remain unvested as of March 2, 2021 or March 2, 2022, as applicable, will be forfeited.

(5)	As a result of his separation as an executive from Mylan on April 2, 2019, except as otherwise described in footnote (2), Mr. Gallagher forfeited his unvested equity awards as of such date.

Option Exercises and Stock Vested for 2019

The option awards and ordinary share awards reflected in the table below were exercised or became vested for the NEOs during 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	V alue Realized on Exer cise ($)	Number of Shares Acquired on Vesting (#)	V alue Realized on Vesting ($)
Heather Bresch	—	—	104,735	3,155,403
Kenneth S. Parks	—	—	17,073	500,580
Rajiv Malik	—	—	63,653	1,911,799
Anthony Mauro	—	—	28,595	861,444
Daniel M. Gallagher	—	—	24,544	682,418

Pension Benefits for 2019

The following table summarizes the benefits accrued by Ms. Bresch and Mr. Malik as of December 31, 2019, under the RBA (and Executive Plan, in the case of Mr. Malik) in effect during 2019. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Heather Bresch	Retirement Benefit Agreement	15	8,727,522	—
Kenneth S. Parks	N/A	N/A	—	—
Rajiv Malik	The Executive Plan for Rajiv Malik (3)	N/A	389,855	—
Rajiv Malik	Retirement Benefit Agreement	13	5,006,159	—
Anthony Mauro	N/A	N/A	—	—
Daniel M. Gallagher	N/A	N/A	—	—

(1)	Messrs. Parks Mauro and Gallagher are not party to a defined benefit pension arrangement.

(2)	See pages 35 to 36 of this Amendment for further information on the value of the accumulated pension benefit.

(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The C ompany is no longer contributing to this plan.

Nonqualified Deferred Compensation

The following table sets forth information relating to the Restoration Plan for 2019. There was no NEO participation in the Mylan Executive Income Deferral Plan in 2019.

Name	Agg r egate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Agg r egate Earnings (Loss) in Last FY ($) (1)	Agg r egate Withdrawals/ Distributions ($)	Agg r egate Balance at FYE ($)
Heather Bresch	3,686,880	—	145,254	693,448	—	4,525,582
Kenneth S. Parks	181,612	62,812	122,700	53,698	—	420,822
Rajiv Malik	254,237	—	98,750	68,623	—	421,610
Anthony Mauro	1,786,570	63,732	125,232	380,643	—	2,356,177
Daniel M. Gallagher	87,724	—	—	(1,733)	85,991	—

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
Information concerning the estimated value of benefits under Ms. Bresch’s and Mr. Malik’s RBAs assuming retirement as of December 31, 2019, is in the section below entitled “Potential Payments Upon Termination or Change in Control,” beginning on page 44 of this Amendment.
As previously disclosed, in 2007, Mylan established a nonqualified deferred compensation plan for Mr. Malik, who was then living outside the U.S. and therefore unable to participate in Mylan’s 401(k) and Profit Sharing Plan. Although Mylan no longer contributes to the account, the plan account will be distributed to Mr. Malik upon termination of the plan, the termination of Mr. Malik’s employment or other qualifying distribution events, such as his retirement, disability or death.

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the potential payments and benefits that the NEOs would have received following a termination of employment on December 31, 2019 by Mylan without “cause”, by the NEO for “good reason” (each as defined in the applicable agreement), due to his or her death or disability or as a result of a CIC Termination (as defined below), in each case, pursuant to the terms of the employment agreements, RBAs, Transition and Succession Agreements and LTI award agreements in effect as of December 31, 2019. A “CIC Termination” occurs, for purposes of the payments and benefits payable pursuant to the Transition and Succession Agreements, if an NEO’s employment is terminated other than for cause or if he or she terminates employment for good reason or as a result of death or disability, in each case, prior to a change in control under certain circumstances, within two years following the occurrence of a change in control or, for Ms. Bresch and Mr. Malik only, for any reason within 90 days following the first anniversary of a change in control and, for purposes of the vesting of the LTI awards, if an NEO’s employment is terminated other than for cause or if he or she terminates employment for good reason within two years following the occurrence of a change in control.
All potential payments and benefits in connection with a change in control, including the vesting of LTI awards, are “double-trigger”, meaning they require a change in control and a CIC Termination in order to be paid. All payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of the NEO’s employment due to death or disability.
As described above, Mr. Gallagher’s employment with Mylan terminated on April 2, 2019. For a description of the payments and benefits Mr. Gallagher received in connection with such termination, please see above, at “Employment Agreements in 2019”.
Heather Bresch
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control
.
If Ms. Bresch’s employment was terminated on December 31, 2019 by Mylan without cause, by her for good reason or due to her death or disability absent a change in control, she would have been entitled to (1) a lump sum payment equal to two times her annual base salary, (2) two years of health benefits, (3) a pro rata bonus based on actual performance, (4) for a termination due to death or disability, full vesting of her LTI awards (with any performance conditions deemed achieved at “target” levels), (5) for a termination without cause or for good reason, full vesting of her LTI awards other than PRSUs granted in 2019 (with any performance conditions deemed achieved at “target” levels) and (6) a lump sum payment equal to her already vested RBA benefit. Ms. Bresch is entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives following a termination of employment.
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $6,422,396, in respect of cash severance and other benefits, (ii) $8,629,654, in respect of the vesting of LTI awards for a termination with good reason or without cause or $12,473,920 for death or disability and (iii) $8,727,522, in respect of Ms. Bresch’s already vested RBA benefit.
Termination in Connection with a Change in Control
.
If Ms. Bresch incurred a CIC Termination on December 31, 2019, she would have been entitled to the payments and benefits provided for above, except that her severance payment under (1) would be equal to three times the sum of her base salary and highest bonus paid and she would receive three years of continued health and other benefits. Ms. Bresch’s Transition and Succession Agreement also provides for a gross-up
payment for any excise tax on “excess parachute payments.”
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $20,013,636, in respect of cash severance and other benefits, (ii) $12,473,920, in respect of the full vesting of LTI awards (with any performance conditions deemed achieved at “target” level) and (iii) $8,727,522, in respect of Ms. Bresch’s already vested RBA benefit. Based on these values, Ms. Bresch would not have been subject to the 280G excise tax; therefore, no value is attributable to her contractual gross-up
obligation for purposes of this disclosure.

Rajiv Malik
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control
.
If Mr. Malik’s employment was terminated on December 31, 2019 by Mylan without cause, by him for good reason or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to one-and-one-half
times his annual base salary, (2) 18 months of health benefits, (3) a pro rata bonus based on actual performance, (4) for a termination due to death or disability, full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels), (5) for a termination without cause or for good reason, full vesting of his LTI awards other than PRSUs granted in 2019 and (6) a lump sum payment in respect of his already vested RBA benefit. Mr. Malik is entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives following a termination of employment.
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $3,915,916, in respect of cash severance and other benefits, (ii) $5,576,384, in respect of the vesting of LTI awards for a termination with good reason or without cause or $8,102,632 for death or disability and (iii) $5,006,159, in respect of Mr. Malik’s already vested RBA benefit.
Termination in Connection with a Change in Control
.
If Mr. Malik incurred a CIC Termination on December 31, 2019, he would have been entitled to the payments and benefits provided for above, except that his severance payment under (1) would be equal to three times the sum of his base salary and highest bonus paid and he would receive three years of continued health and other benefits. Mr. Malik’s Transition and Succession Agreement also provides for a gross-up
payment for any excise tax on “excess parachute payments.”
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $13,662,109, in respect of cash severance and other benefits, (ii) $8,102,632, in respect of the full vesting of LTI awards (with any performance conditions deemed achieved at “target” level) and (iii) $5,006,159, in respect of Mr. Malik’s already vested RBA benefit. Based on these values, Mr. Malik would not have been subject to the 280G excise tax; therefore, no value is attributable to his contractual gross-up
obligation for purposes of this disclosure.
Kenneth S. Parks
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability Absent a Change in Control
.
If Mr. Parks’ employment was terminated on December 31, 2019 by Mylan without cause, by him for good reason or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to his annual base salary, (2) 12 months of health benefits, (3) a pro rata bonus based on actual performance and (4) in the case of a termination due to Mr. Parks’ death or disability only, full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels).
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $2,204,378, in respect of cash severance and other benefits and (ii) in the case of a termination due to Mr. Parks’ death or disability only, $3,447,934, in respect of the vesting of LTI awards.
Termination in Connection with a Change in Control
.
If Mr. Parks incurred a CIC Termination on December 31, 2019, he would have been entitled to the payments and benefits provided for above in the event of his disability, except that his severance payment under (1) would be equal to three times the sum of his base salary and highest bonus paid and he would receive three years of continued health and other benefits. Consistent with Mylan’s policy of not providing gross-ups
in newly entered into agreements, Mr. Parks’ Transition and Succession Agreement contains a “best net” provision in the event he would receive any “excess parachute payments”, as described above.
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $8,524,052, in respect of cash severance and other benefits and (ii) $3,447,934, in respect of the full vesting of LTI awards (with any performance conditions deemed achieved at “target” level).

Anthony Mauro
Termination Without Cause or Termination due to Death or Disability Absent a Change in Control
.
If Mr. Mauro’s employment was terminated on December 31, 2019 by Mylan without cause or due to his death or disability absent a change in control, he would have been entitled to (1) a lump sum payment equal to his annual base salary, (2) 12 months of health benefits, (3) a pro rata bonus based on actual performance and (4) in the case of a termination due to Mr. Mauro’s death or disability only, full vesting of his LTI awards (with any performance conditions deemed achieved at “target” levels).
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $2,201,819, in respect of cash severance and other benefits and (ii) in the case of a termination due to Mr. Mauro’s death or disability only, $3,634,784, in respect of the vesting of LTI awards.
Termination in Connection with a Change in Control
.
If Mr. Mauro incurred a CIC Termination on December 31, 2019, he would have been entitled to the payments and benefits provided for above in the event of his disability, except that his severance payment under (1) would be equal to three times the sum of base salary and cash bonus paid to Mr. Mauro by Mylan as reflected on Mr. Mauro’s
W-2
in the tax year immediately preceding (a) the year in which the date of termination occurs or (b) the year in which the change in control occurs, whichever is greater, and he would receive three years of continued health and other benefits. Mr. Mauro’s Transition and Succession Agreement also provides for a gross-up
payment for any excise tax on “excess parachute payments.”
The estimated values of such payments and benefits, assuming a December 31, 2019 termination, would have been (i) $6,220,058, in respect of cash severance and other benefits and (ii) $3,634,784, in respect of the full vesting of LTI awards (with any performance conditions deemed achieved at “target” level). Based on these values, Mr. Mauro would not have been subject to the 280G excise tax; therefore, no value is attributable to his contractual gross-up
obligation for purposes of this disclosure.

CEO Pay Ratio
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
under the Exchange Act.
Further to this requirement, under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. As there were no changes in our employee population or to the median-paid employee’s compensation arrangements in 2019 that would affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected for the 2019 Proxy Statement. We collected the 2019 annual total compensation for the median employee using the same methodology we use for our NEOs as disclosed in the Summary Compensation Table on page 37 and then added the cost of medical and dental benefits in the calculation of annual total compensation for the median employee and CEO.
Total annual compensation for the median employee was $43,367 and total annual compensation for the CEO was $18,526,417, resulting in a ratio of median employee total annual compensation to CEO total annual compensation of 427 to 1. Total annual compensation for the median employee and the CEO is calculated according to the disclosure requirements of Item 402(u) of Regulation
S-K
under the Exchange Act and includes base salary, annual incentive, equity awards, change in pension values and other compensation such as perquisites and medical benefits.

Non-Employee
Director Compensation for 2019
The following table sets forth information concerning the compensation earned by Mylan’s non-employee
directors (each a
“Non-Employee
Director,” and, together, the
“Non-Employee
Directors”) for 2019. Directors who are employees of Mylan Inc. receive no compensation for their Board service. Because Mr. Coury was non-executive
Chairman for all of 2019 and through April 15, 2020, when he was appointed Executive Chairman, he is included as a
Non-Employee
Director for purposes of the disclosure below because it relates to 2019. A discussion of the elements of
Non-Employee
Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)		RSUs ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Hon. Robert J. Cindrich	150,000		165,002	50,004	—	365,006
Robert J. Coury (1)	1,800,000		—	—	34,111	1,834,111
JoEllen Lyons Dillon	225,000		165,002	50,004	—	440,006
Neil Dimick	215,000		165,002	50,004	—	430,006
Melina Higgins	183,750		165,002	50,004	—	398,756
Harry A. Korman	145,000		165,002	50,004	—	360,006
Richard A. Mark (2)	62,500		165,008	50,005	—	277,513
Mark W. Parrish	305,000		165,002	50,004	—	520,006
Pauline van der Meer Mohr	130,000	(3)	165,002	50,004	—	345,006
Randall L. (Pete) Vanderveen, Ph.D.	135,000		165,002	50,004	—	350,006
Sjoerd S. Vollebregt	165,000	(3)	165,002	50,004	—	380,006

(1)
In 2019, Mr. Coury was compensated pursuant to a previously disclosed agreement executed in June 2016. Mr. Coury was appointed to the position of Executive Chairman on April 15, 2020 but served as a
Non-Employee
Director in 2019, the period for which this disclosure relates.

(2)	Elected to Mylan’s Board for the first time at the 2019 AGM.

(3)	Fees earned by Ms. van der Meer Mohr and Mr. Vollebregt were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made.

(4)
Represents the grant date fair value of the specific award granted to the
Non-Employee
Director. RSUs and option awards granted in 2019 vested on March 2, 2020. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. The number of unvested RSUs held by each of the
Non-Employee
Directors, as of December 31, 2019, were as follows: Judge Cindrich, 6,011; Mr. Coury, 250,000; Ms. Dillon, 6,011; Mr. Dimick, 6,011; Ms. Higgins, 6,011; Mr. Korman, 6,011; Mr. Mark, 9,007; Mr. Parrish, 6,011; Ms. van der Meer Mohr, 6,011; Dr. Vanderveen, 6,011; and Mr. Vollebregt, 6,011. The aggregate number of ordinary shares subject to stock options held by the
Non-Employee
Directors, as of December 31, 2019, were as follows: Judge Cindrich, 18,629; Mr. Coury, 231,074; Ms. Dillon, 18,629; Mr. Dimick, 18,629; Ms. Higgins, 25,252; Mr. Korman, 33,764; Mr. Mark, 6,109; Mr. Parrish, 18,629; Ms. van der Meer Mohr, 7,798; Dr. Vanderveen, 18,629; and Mr. Vollebregt, 11,203.

(5)
Represents compensation for certain security services ($30,291) due to persistent and serious security concerns, costs related to additional health insur ance coverage that commenced when Mr. Coury began participation in the Supplemental Health Insurance Plan for certain retired executives, and tax preparation services related to U.K. tax returns.

In 2019, the Compensation Committee retained Meridian to provide a market review of outside director compensation.
In 2019,
Non-Employee
Directors, other than Mr. Coury, each received a $100,000 annual retainer for their service on Mylan’s Board.
Non-Employee
Directors also were reimbursed for actual expenses relating to meeting attendance.
In 2019, the
Non-Employee
Directors also received the following additional fees for their service on Board committees, payable in each case in four equal quarterly installments
(pro-rated
for any partial quarter):
•	The Chair of the Audit Committee received an additional fee of $30,000 per year;

•	The Chair of the Compensation Committee received an additional fee of $25,000 per year;

•	The Chair of the Compliance Committee received an additional fee of $30,000 per year;

•	The Chair of the Finance Committee received an additional fee of $25,000 per year;

•	The Chair of the Governance and Nominating Committee received an additional fee of $25,000 per year;

•	The Chair of the Risk Oversight Committee received an additional fee of $25,000 per year;

•	The Chair of the Science and Technology Committee received an additional fee of $25,000 per year;

•	Each member of the Executive Committee who was a Non-Employee Director, other than Mr. Coury, received an additional fee of $30,000 per year;

•	Each member of the Audit Committee, Compensation Committee, Governance and Nominating Committee, and Risk Oversight Committee received an additional fee of $15,000 per year;

•	Each member of the Compliance Committee, Finance Committee, and Science and Technology Committee received an additional fee of $10,000 per year; and

•	The Lead Independent Director received an additional fee of $60,000 per year.

In addition, in consideration of the significant time and effort expended by the members of the non-standing
Strategic Review Committee, Mr. Parrish, as Chair, received a one-time
fee of $40,000, and each other member, Messrs. Dimick and Vollebregt and Mmes. Dillon and Higgins, received a one-time
fee of $30,000. The Strategic Review Committee held eight meetings and also participated in additional informational sessions, including discussions with outside advisors.
As disclosed in the Company’s Proxy Statement for the 2017 annual general meeting of shareholders (the “2017 Proxy Statement”) (and in subsequent proxy statements), Mr. Coury did not receive the
Non-Employee
Director retainer and fees described above, and instead received a quarterly cash retainer of $450,000 and certain perquisites. On April 15, 2020, given the unprecedented current operating environment due to the
COVID-19
pandemic, the extensive ongoing activity and preparations required to close the Combination and to position Viatris for long-term success, as well as numerous other ongoing initiatives underway, the Board determined that it was in the best interests of the Company for Mr. Coury to assume the position of Executive Chairman effective immediately. Mr. Coury’s responsibilities as Executive Chairman are described beginning on page 12. The Board and Mr. Coury agreed that he would assume the role of Executive Chairman for a base salary equivalent to the cash compensation he previously received for his services as non-executive

Chairman and that any extension of his agreement or modification of the compensation and benefits contemplated by his employment agreement will either be determined by the Viatris Board of Directors, should the Combination close as anticipated, or by the Mylan Board if it does not. Consistent with Mylan’s policy of not providing 280G gross-ups

in newly entered into agreements, Mr. Coury’s employment agreement contains a

“best-net”

provision in the event he would receive any “excess parachute payments” under Section 280G.
Non-Employee
Directors are also eligible to receive stock options or other grants under the Amended 2003 Plan. In March 2019, each
Non-Employee
Director, other than Messrs. Coury and Mark, was granted an option to purchase 4,352 ordinary shares at an exercise price of $27.45 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option vested on March 2, 2020, and 6,011 RSUs, which also vested on March 2, 2020. In June 2019, upon election to the Board, Mr. Mark was granted an option to purchase 6,109 ordinary shares at an exercise price of $18.32 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option vested on March 2, 2020, and 9,007 RSUs, which also vested on March 2, 2020. Mr. Coury did not receive any equity awards in 2019. As described in the 2017 Proxy Statement (and in subsequent disclosures), Mr. Coury received an award of 1,000,000 RSUs on June 24, 2016, 75% of which vested on the third anniversary of the date of grant, which was June 24, 2019, and 25% of which will vest on the fifth anniversary of the date of grant, or earlier upon certain cessations of Mr. Coury’s services as Chairman (whether in an executive or non-executive
capacity) or failure to be appointed to Mylan’s Board. The RSUs will continue to vest in accordance with their terms following Mr. Coury’s appointment as Executive Chairman. Directors also are eligible to receive tax-equalization
payments for incremental tax liabilities, if any, incurred as a result of attendance at board meetings in the United Kingdom (“U.K.”).
Ordinary Share Ownership Requirements
Mylan’s Board has adopted ordinary share ownership requirements for
Non-Employee
Directors, requiring each to hold ordinary shares valued at three times their annual retainer as long as they remain on the Board. Each
Non-Employee
Director has five years from his or her initial election to the Board to achieve this requirement. The policy was adopted to further demonstrate alignment of directors’ interests with shareholders’ for the duration of their service. As of December 31, 2019, all required
Non-Employee
Directors, as well as Messrs. Korman and Vollebregt, satisfied this ownership requirement. Ms. van der Meer Mohr became a director on June 29, 2018 and is required to satisfy the ownership requirements by June 2023. Mr. Mark became a director on June 21, 2019 and is required to satisfy the ownership requirements by June 2024.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.
Security Ownership of Directors, Nominees and Executive Officers
The following table sets forth information regarding the beneficial ownership of ordinary shares of Mylan N.V. as of April 24, 2020 by (i) Mylan N.V.’s directors, nominees and NEOs, and (ii) all directors, nominees and executive officers of Mylan N.V. as a group (based on 516,944,470 ordinary shares of Mylan N.V. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 29, 2020. To Mylan N.V.’s knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Mylan N.V., Building 4, Trident Place, Mosquito Way, Hatfield, Hertfordshire, AL10 9UL, England.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days	Percent of Class
Heather Bresch	581,799	(1)	441,448	*
Hon. Robert J. Cindrich	25,725		18,629	*
Robert J. Coury	1,383,587		216,878	*
JoEllen Lyons Dillon	15,609		18,629	*
Neil Dimick	51,263		18,629	*
Daniel M. Gallagher (2)	39,461		—	*
Melina Higgins	113,131	(3)	25,252	*
Harry A. Korman	26,515		29,032	*
Rajiv Malik	548,064	(4)	259,519	*
Richard A. Mark	9,228		6,109	*
Anthony Mauro	124,879	(5)	121,538	*
Kenneth S. Parks	35,115		66,800	*
Mark W. Parrish	45,795		18,629	*
Pauline van der Meer Mohr	6,265		7,798	*
Randall L. (Pete) Vanderveen, Ph.D.	47,787		18,629	*
Sjoerd S. Vollebregt	48,269		11,203	*
All directors and executive officers as a group (15 persons, excluding Mr. Gallagher)	3,063,031	(6)	1,278,722	*

*	Less than 1%.

(1)	Includes 1,157 ordinary shares held in Ms. Bresch’s 401(k) account, and 300,000 ordinary shares held in a grantor retained annuity trust of which Ms. Bresch is the sole trustee.

(2)	Mr. Gallagher’s employment with the Company concluded on April 2, 2019.

(3)	In cludes 74,000 ordinary shares held by Ms. Higgins’ spouse.

(4)	Includes 278,546 ordinary shares held in grantor retained annuity trusts of which Mr. Malik is the sole trustee.

(5)	Includes 5,574 ordinary shares held in Mr. Mauro’s 401(k) account.

(6)	In cludes 6,731 ordinary shares held in the executive officers’ 401(k) accounts.

Security Ownership of Certain Beneficial Owners
The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the ordinary shares of Mylan N.V. as of April 24, 2020 (based on 516,944,470 ordinary shares of Mylan N.V. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	57,276,822	(1)	11.1%
Wellington Management Group LLP and affiliates, 280 Congress Street, Boston, MA 02210	54,413,643	(2)	10.5%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	43,137,448	(3)	8.3%

(1)
Based on Schedule 13G/A filed by The Vanguard Group with the SEC on February 12, 2020, The Vanguard Group has sole voting power over 759,966 ordinary shares, shared voting power over 142,004 ordinary shares, sole dispositive power over 56,412,916 ordinary shares and shared dispositive power over 863,906 ordinary shares.

(2)
Based on Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on January 27, 2020, Wellington Management Group LLP has sole voting power over 0 ordinary shares, shared voting power over 53,048,142 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,413,643 ordinary shares; Wellington Group Holdings LLP has sole voting power over 0 ordinary shares, shared voting power over 53,048,142 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,413,643 ordinary shares; Wellington Investment Advisors Holdings LLP has sole voting power over 0 ordinary shares, shared voting power over 53,048,142 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 54,413,643 ordinary shares; and Wellington Management Company LLP has sole voting power over 0 ordinary shares, shared voting power over 52,461,086 ordinary shares, sole dispositive power over 0 ordinary shares and shared dispositive power over 52,477,782 ordinary shares. Based on the Schedule 13G/A, the securities as to which the Schedule 13G/A was filed are owned of record by clients of one or more investment advisers identified therein directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except for Vanguard Health Care Fund.

(3)
Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 10, 2020, BlackRock, Inc. has sole voting power over 38,068,562 ordinary shares, shared voting power over 0 ordinary shares, sole dispositive power over 43,137,448 ordinary shares and shared dispositive power over 0 ordinary shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Based on a review of the transactions between Mylan and its directors and executive officers, their immediate family members, and their affiliated entities, Mylan has determined that since the beginning of 2019, it was a party to the following transactions in which the amount involved exceeded $120,000 and in which any of

Mylan’s directors, executive officers, or greater than five percent shareholders, or any of their immediate family members or affiliates, have or had a direct or indirect material interest:
As previously disclosed, Mylan has engaged The Coury Firm LLC (together with its predecessors, “TCF”), the principals of which are brothers and a son of Robert J. Coury, Executive Chairman, to provide certain services to Mylan. TCF is beneficially owned by brothers and trusts on behalf of brothers and children of Mr. Coury. TCF is in the business of providing strategic corporate benefits advice and services, among others. Since approximately 1995, TCF and, in the past, other affiliated entities of TCF, have served as the broker in connection with several of the Company’s employee benefit programs. Effective January 1, 2018, Mylan extended its previous contract with TCF for an additional three year period on substantially the same terms as its prior arrangement, which included a fixed base fee of $37,500 per month to be paid by Mylan to TCF, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, TCF will continue to receive commissions directly from certain other benefit plan carriers, and in 2019 and early 2020, received payments totaling approximately $250,000 in commissions for these services directly from the insurance carriers (including payments for 2018 business paid in 2019).
As disclosed in previous proxy statements, based on the contractual terms of Mr. Coury’s 2011 Executive Employment Agreement, 2014 Executive Employment Agreement, and 2016 Letter Agreement, upon Mr. Coury’s conclusion of service as an executive with the Company in 2016, the Company was obligated to provide him with certain benefits that he had earned over his prior fifteen year tenure as an executive with the Company, which concluded in 2016. These included, at Mr. Coury’s election on an annual basis for three years, either personal use of the Company’s aircraft for up to 70 hours per year or a cash payment of up to approximately $1.5 million each year for unused time based on the contract formula. As noted, these terms were disclosed in prior proxy statements, and the aggregate value was included in the Summary Compensation Table of the 2017 Proxy Statement. With respect to 2019, Mr. Coury used the aircraft for 66.9 personal hours. We believe that $1.5 million represents a fair estimate of the approximate dollar value of the transaction and of Mr. Coury’s interest in it. Although this transaction was previously disclosed, we are disclosing it again here, based on SEC rules, as Mr. Coury remains a related person due to his continued service with the Company (although his receipt of this benefit is not contingent on that service) and the benefit was provided by Mylan to Mr. Coury during 2019. Although the above-noted contractual obligation relating to post-employment personal use of the corporate aircraft expired in 2019, as a result of Mr. Coury’s on-going role with the Company, he will continue to have personal use of the corporate aircraft for security reasons.
Mr. Malik is an executive officer of the Company and is party to an employment agreement with Mylan Inc., which contains standard indemnification provisions. The Company has made payments to counsel to Mr. Malik of approximately $930,000 in 2019 and approximately $60,000 in 2020 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $1.05 million in 2020 for ongoing services to be provided to Mr. Malik in connection with such matters. Mylan anticipates additional payment, repayment or advancement of these and other expenses during the pendency of these matters and anticipates that it will make payments for any such claims.
Daniel Gallagher, who was our chief legal officer and an executive officer until April 1, 2019, joined the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) as a partner on September 3, 2019. The Company has retained WilmerHale in the ordinary course for various legal services starting in September 2019. The total amount of fees accrued by WilmerHale for work performed for the Company since such date was approximately $850,000 as of April 15, 2020. Mr. Gallagher has an indirect interest in those fees, although the approximate dollar value of his interest is less than $7,500. The Company anticipates that its retention of WilmerHale for legal services will continue, although we cannot predict the amount of future fees at this time.
Mylan has a written related party transactions policy that establishes guidelines for reviewing and approving, as appropriate, transactions involving any director, nominee for director, Section 16 Officer, person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, and person known by the Company to be an immediate family member of any such person in which (1) the amount involved will or may be expected to exceed $100,000; (2) Mylan or an affiliate of Mylan is or will be a participant; and (3) any related party has or will have a direct or indirect material interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each director’s independence.
Director Independence
Mylan’s Board has determined that Judge Cindrich, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Korman, Mr. Mark, Mr. Parrish, Ms. van der Meer Mohr, Dr. Vanderveen and Mr. Vollebregt are independent directors under the applicable NASDAQ listing standards. In making these determinations, the Board considered, with respect to Mr. Korman’s independence, (a) Mr. Korman’s past employment by Mylan Inc. and his prior consulting services for Mylan Inc. until July 1, 2015 and (b) that his son had a paid internship with a Mylan subsidiary during the summer of 2019. With respect to Mr. Mark, the Board considered his prior service as a partner at Deloitte, Mylan’s independent registered public accounting firm. The Board determined that any such arrangements, transactions or relationships would not interfere with the exercise of independent judgment by either Mr. Korman or Mr. Mark in carrying out his respective responsibilities as a director of Mylan.
Mr. Coury, Ms. Bresch and Mr. Malik are not independent directors under applicable NASDAQ listing standards.
All
non-executive
directors of Mylan’s Board other than Mr. Coury are considered to be independent within the meaning of best practice provision 2.1.8 of the DCGC.
ITEM 14.	Principal Accounting Fees and Services

Deloitte served as Mylan’s independent registered public accounting firm during 2019 and 2018, and no relationship exists other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Mylan paid to, Deloitte and affiliated firms for such services during 2019 and 2018 are set forth below.

		In Millions
	2019	2018
Audit Fees (1)	$10.3	$9.8
Audit Related Fees (2)	0.6	0.3
Tax Fees (3)	0.2	0.8
All Other Fees	—	—

Total Fees	$11.1	$10.9

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

(3)	Repres ents fees primarily related to tax return preparation, tax planning and tax compliance support services.

Audit Committee
Pre-Approval
Policy
The Audit Committee has a policy regarding
pre-approval
of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Mylan. Under the policy, the Committee must pre-approve
on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved
by the Committee up to certain amounts. All services performed by Deloitte during 2019 and 2018 were
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

Date: April 29, 2020	MYLAN N.V.

	By:	/s/ Kenneth S. Parks
Kenneth S. Parks Chief Financial Officer (Principal Financial Officer)

Appendix A
Reconciliation of
Non-GAAP
Financial Measures*
(Unaudited; in millions except per share amounts and percentages)
*Due to rounding, numbers presented in the following reconciliations may not add up precisely to the totals provided.
Adjusted Net Earnings and Adjusted EPS

	Year Ended December 31,		Year Ended December 31,
	2019		2018
U.S. GAAP net earnings and U.S. GAAP diluted earnings per share	$16.8	$0.03	$352.5	$0.68
Purchase accounting related amortization (primarily included in cost of sales)	1,767.0		1,833.9
Litigation settlements and other contingencies, net	(21.4)		(49.5)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	27.2		39.7
Clean energy investments pre-tax loss	62.1		78.7
Acquisition related costs (primarily included in SG&A)	89.5		21.4
Restructuring related costs	104.6		240.2
Share-based compensation expense	56.8		—
Other special items included in:
Cost of sales	366.0		225.1
Research and development expense	121.1		118.2
Selling, general and administrative expense	60.2		43.7
Other expense, net	10.7		25.4
Tax effect of the above items and other income tax related items	(380.1)		(564.5)

Adjusted net earnings and adjusted EPS (a)	$2,280.5	$4.42	2,364.8	$4.58

Weighted average diluted ordinary shares outstanding	516.5		516.5

(a)	Adjusted EPS for the years ended December 31, 2019 and 2018 had an unfavorable foreign currency impact of $0.13 and $0.06, respectively.
Adjusted Free Cash Flow

	Year Ended December 31,
	2019	2018
U.S. GAAP net cash provided by operating activities	$1,803.7	$2,341.7
Add / (deduct):
Restructuring and related costs	278.3	277.0
Financing related expense	7.1	—
Corporate contingencies	(16.0)	194.2
Acquisition related costs	50.0	4.8
R&D expense	147.0	147.5
Other	18.4	—

Adjusted net cash provided by operating activities	$2,288.5	$2,965.2

Add / (deduct):
Capital expenditures	(213.2)	(252.1)
Proceeds from sale of certain property, plant and equipment	28.0	—

Adjusted free cash flow	2,103.3	2,713.1

Adjusted FCF/Credit Agreement Debt

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Reported debt balances:
Long-term debt, including current portion	$13,741.8	$13,264.1	$13,015.0	$12,671.9
Short-term borrowings and other current obligations	263.4	328.0	161.8	158.3

Total reported debt balances	$14,005.2	$13,592.1	$13,176.8	$12,830.2

Add / (deduct):
Net discount on various debt issuances	35.0	34.0	32.3	31.3
Deferred financing fees	71.1	67.6	64.3	60.5
Fair value adjustment for hedged debt	(10.5)	(24.0)	(27.4)	(21.8)

Total debt at notional amounts	$14,100.8	$13,669.7	$13,246.0	$12,900.2

Credit Agreement Debt (average quarterly total debt at notional amounts)				$13,479.2

2019 Adjusted Free Cash Flow/Credit Agreement Debt				16%
Adjusted Effective Tax Rate

	Year Ended December 31
	2019	2018
U.S. GAAP earnings before income taxes	$154.4	$298.4
Total pre tax non-GAAP adjustments (a)	2,643.7	2,576.8

Adjusted earnings before income taxes	$2,798.1	$2,875.2

U.S. GAAP income tax provision (benefit)	$137.6	$(54.1)
Adjusted tax expense	380.1	564.5

Adjusted income tax provision	$517.7	$510.4

Adjusted effective tax rate	18.5%	17.8%

(a)	Represents the sum of
non-GAAP
adjustments in reconciliation of U.S. GAAP net earnings to adjusted net earnings for the applicable period other than “Tax effect of the above items and other income tax related items”
Adjusted Interest Expense

	Year Ended December 31,
	2019	2018
U.S. GAAP interest expense	$517.3	$542.3
Deduct:
Interest expense related to clean energy investments	(5.9)	(8.2)
Accretion of contingent consideration liability	(15.7)	(21.3)
Other special items	(5.6)	(10.2)

Adjusted interest expense	$490.1	$502.6

Adjusted
Pre-Tax
Income

	Year Ended December 31,
	2019	2018
Adjusted net earnings attributable to Mylan N.V.	$2,280.5	$2,364.8
Add / (Deduct):
Tax effect of non-GAAP adjustments and other income tax related items	380.1	564.5
U.S. GAAP reported income tax (benefit) provision	137.6	(54.1)

Adjusted pre-tax income	$2,798.1	$2,875.2

Return on Invested Capital

	Year Ended December 31,
	2019	2018
Adjusted pre-tax income	$2,798.1	$2,875.2
Adjusted interest expense	490.1	502.6

Adjusted income before interest and tax	3,288.2	3,377.8
Estimated adjusted income tax expense (a)	(608.3)	(601.2)

Adjusted net operating profit after tax	$2,679.9	$2,776.6

	As of December 31,
	2018	2017
Total assets	$32,734.9	$35,806.3
Cash and near cash items	(388.1)	(292.1)
Short-term investments	(57.5)	(110.4)
Deferred income taxes	(572.2)	(496.8)
Clean energy investments	(138.7)	(226.0)
Restricted cash	(1.2)	(77.8)

Total invested assets	$31,577.2	$34,603.2
Accounts payable	(1,617.0)	(1,452.5)
Other current liabilities	(2,147.6)	(2,964.5)
Income taxes payable	(121.5)	(112.9)

Total invested capital	$27,691.1	$30,073.3

	2019	2018
Return on Total Invested Capital (b)	10%	9%

(a)	Estimated adjusted income tax expense is the adjusted effective income tax rate multiplied by adjusted income before interest and tax.
(b)	Calculated for a given year using that year’s adjusted net operating profit after tax/prior year total invested capital. This is the ROIC metric used for awards granted in 2017, 2018 and 2019.