Form 10-Q
period 2020-03-31
Mylan N.V.
filed 2020-05-11
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
+44 (0) 1707-853-000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:

Ordinary shares, nominal value €0.01	MYL	The NASDAQ Stock Market

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
As of May 6, 2020, there were 516,944,470 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2020

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Net sales	$2,588.2	$2,460.6
Other revenues	31.0	34.9
Total revenues	2,619.2	2,495.5
Cost of sales	1,713.1	1,690.3
Gross profit	906.1	805.2
Operating expenses:
Research and development	114.2	172.6
Selling, general and administrative	605.4	607.9
Litigation settlements and other contingencies, net	1.8	0.7
Total operating expenses	721.4	781.2
Earnings from operations	184.7	24.0
Interest expense	119.9	131.2
Other expense, net	34.1	7.3
Earnings (Loss) before income taxes	30.7	(114.5)
Income tax provision (benefit)	9.9	(89.5)
Net earnings (loss)	$20.8	$(25.0)
Earnings (Loss) per ordinary share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)
Weighted average ordinary shares outstanding:
Basic	516.4	515.0
Diluted	517.0	515.0

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019
Net earnings (loss)	$20.8	$(25.0)
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(656.6)	(338.5)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(1.6)	0.2
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(51.4)	26.0
Net unrecognized gain on derivatives in net investment hedging relationships	42.3	58.1
Net unrealized gain on marketable securities	0.2	0.4
Other comprehensive loss, before tax	(667.1)	(253.8)
Income tax (benefit) provision	(10.8)	11.8
Other comprehensive loss, net of tax	(656.3)	(265.6)
Comprehensive loss	$(635.5)	$(290.6)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Assets
Current assets:
Cash and cash equivalents	$572.4	$475.6
Accounts receivable, net	2,774.6	3,058.8
Inventories	2,639.6	2,670.9
Prepaid expenses and other current assets	613.9	552.0
Total current assets	6,600.5	6,757.3
Property, plant and equipment, net	2,067.0	2,149.6
Intangible assets, net	11,046.9	11,649.9
Goodwill	9,326.7	9,590.6
Deferred income tax benefit	701.3	703.1
Other assets	403.5	405.0
Total assets	$30,145.9	$31,255.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,273.5	$1,528.1
Income taxes payable	254.3	213.0
Current portion of long-term debt and other long-term obligations	1,487.7	1,508.1
Other current liabilities	2,212.7	2,319.9
Total current liabilities	5,228.2	5,569.1
Long-term debt	11,197.8	11,214.3
Deferred income tax liability	1,538.2	1,627.5
Other long-term obligations	919.0	960.8
Total liabilities	18,883.2	19,371.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 541,542,294 and 540,746,871 as of March 31, 2020 and December 31, 2019	6.1	6.1
Additional paid-in capital	8,657.9	8,643.5
Retained earnings	6,051.9	6,031.1
Accumulated other comprehensive loss	(2,453.5)	(1,797.2)
	12,262.4	12,883.5
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 as of March 31, 2020 and December 31, 2019	999.7	999.7
Total equity	11,262.7	11,883.8
Total liabilities and equity	$30,145.9	$31,255.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	20.8	—	—	—	20.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(656.3)	(656.3)
Issuance of restricted stock and stock options exercised, net	795,423	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	19.4	—	—	—	—	19.4
Balance at March 31, 2020	541,542,294	$6.1	$8,657.9	$6,051.9	24,598,074	$(999.7)	$(2,453.5)	$11,262.7

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(25.0)	—	—	—	(25.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(265.6)	(265.6)
Issuance of restricted stock and stock options exercised, net	653,679	—	2.3	—	—	—	—	2.3
Taxes related to the net share settlement of equity awards	—	—	(5.2)	—	—	—	—	(5.2)
Share-based compensation expense	—	—	18.0	—	—	—	—	18.0
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at March 31, 2019	539,943,344	$6.0	$8,606.5	$5,989.3	23,490,867	$(999.7)	$(1,710.5)	$11,891.6

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$20.8	$(25.0)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	415.0	500.5
Share-based compensation expense	19.4	18.0
Deferred income tax (benefit) expense	(43.9)	6.7
Loss from equity method investments	17.3	17.0
Other non-cash items	28.7	(2.3)
Litigation settlements and other contingencies, net	7.2	(3.7)
Changes in operating assets and liabilities:
Accounts receivable	73.6	62.8
Inventories	(131.8)	(183.0)
Accounts payable	(201.0)	(277.5)
Income taxes	10.8	(213.6)
Other operating assets and liabilities, net	75.0	60.4
Net cash provided by (used in) operating activities	291.1	(39.7)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(7.1)
Capital expenditures	(43.4)	(53.1)
Purchase of available for sale securities and other investments	(53.6)	(7.8)
Proceeds from the sale of marketable securities	18.1	7.6
Payments for product rights and other, net	(67.1)	(15.4)
Proceeds from the sale of assets	0.4	0.2
Net cash used in investing activities	(145.6)	(75.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	33.1	0.1
Payments of long-term debt	(33.0)	(0.2)
Change in short-term borrowings, net	—	(1.5)
Taxes paid related to net share settlement of equity awards	(5.0)	(7.1)
Contingent consideration payments	(19.3)	(31.8)
Payments of financing fees	—	(1.2)
Proceeds from exercise of stock options	0.6	2.4
Other items, net	(1.2)	(0.8)
Net cash used in financing activities	(24.8)	(40.1)
Effect on cash of changes in exchange rates	(23.9)	(3.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	96.8	(158.4)
Cash, cash equivalents and restricted cash — beginning of period	491.1	389.3
Cash, cash equivalents and restricted cash — end of period	$587.9	$230.9

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
The global spread of the coronavirus disease 2019 (“COVID-19”) has created significant volatility, uncertainty and economic disruption affecting the markets we serve in North America, Europe and Rest of World, including Asia. Certain significant impacts of COVID-19 on our business are discussed in these notes to the condensed consolidated financial statements.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended (the “2019 Form 10-K”). The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three months ended March 31, 2020 and 2019, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended March 31, 2020
Central Nervous System & Anesthesia	$141.2	$225.7	$60.4	$427.3
Infectious Disease	45.1	72.3	229.7	347.1
Respiratory & Allergy	280.6	133.4	49.7	463.7
Cardiovascular	66.1	128.9	33.2	228.2
Gastroenterology	37.4	151.2	59.0	247.6
Diabetes & Metabolism	65.1	77.1	27.5	169.7
Dermatology	30.2	77.3	19.7	127.2
Women’s Healthcare	84.4	61.3	17.7	163.4
Oncology	129.1	18.6	24.6	172.3
Immunology	9.1	25.6	8.2	42.9
Other (1)	67.2	50.5	81.1	198.8
Total	$955.5	$1,021.9	$610.8	$2,588.2

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended March 31, 2019
Central Nervous System & Anesthesia	$135.7	$190.3	$64.0	$390.0
Infectious Disease	18.1	58.8	215.6	292.5
Respiratory & Allergy	238.6	107.8	43.7	390.1
Cardiovascular	46.9	100.7	34.2	181.8
Gastroenterology	34.2	127.8	77.5	239.5
Diabetes & Metabolism	151.0	57.2	39.2	247.4
Dermatology	13.9	61.6	20.4	95.9
Women’s Healthcare	78.9	44.6	15.1	138.6
Oncology	124.8	17.6	29.0	171.4
Immunology	10.1	7.2	6.4	23.7
Other (1)	70.7	121.7	97.3	289.7
Total	$922.9	$895.3	$642.4	$2,460.6
____________

(1)	Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Gross sales	$4,424.0	$4,158.5
Gross to net adjustments:
Chargebacks	(854.4)	(703.7)
Rebates, promotional programs and other sales allowances	(845.6)	(856.2)
Returns	(59.0)	(45.8)
Governmental rebate programs	(76.8)	(92.2)
Total gross to net adjustments	$(1,835.8)	$(1,697.9)
Net sales	$2,588.2	$2,460.6

No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2020. Such allowances were comprised of the following at March 31, 2020 and December 31, 2019, respectively:

(In millions)	March 31, 2020	December 31, 2019
Accounts receivable, net	$1,393.8	$1,512.0
Other current liabilities	700.5	796.5
Total	$2,094.3	$2,308.5
Accounts receivable, net was comprised of the following at March 31, 2020 and December 31, 2019, respectively:

(In millions)	March 31, 2020	December 31, 2019
Trade receivables, net	$2,429.2	$2,640.1
Other receivables	345.4	418.7
Accounts receivable, net	$2,774.6	$3,058.8

Receivables Facility and Note Securitization Facility
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”) and a $200 million note securitization facility (the “Note Securitization Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $373.1 million and $407.0 million of securitized accounts receivable at March 31, 2020 and December 31, 2019, respectively.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $125.7 million and $90.1 million of accounts receivable as of March 31, 2020 and December 31, 2019, respectively, under these factoring arrangements.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

3.	Recent Accounting Pronouncements
Adoption of New Accounting Standards and Amended SEC Rules
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of ASU 2016-13. The Company applied the provisions of ASU 2016-13 and its subsequent revisions as of January 1, 2020 and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”), which adds to and modifies certain disclosure requirements for fair value measurements including a requirement to disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average used to develop significant inputs for Level 3 fair value measurements. The Company applied the provisions of ASU 2018-13 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s disclosures.
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of this update is to clarify and align the accounting and capitalization of implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The updated guidance will require an entity in a hosting arrangement that is a service contract, to follow guidance in ASC 350 to determine which implementation costs to capitalize as an asset and which costs to expense. The Company applied the provisions of ASU 2018-15 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
In November 2018, the FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to U.S. GAAP for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The Company applied the provisions of ASU 2018-18 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered. Among other things, the amendments narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those financial statements. The effective date of the amendment is January 4, 2021 with earlier voluntary compliance permitted. We have chosen to voluntarily comply with the amended rules effective during the three months ended March 31, 2020 and have included the required disclosures as a component of Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q as permitted by the amendments.
Accounting Standards Issued Not Yet Adopted
In January 2020, the FASB issued Accounting Standards Update 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. ASU 2020-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Entities can apply the provisions of ASU 2020-04 immediately, as applicable, and generally the provisions of the guidance are available through December 31, 2022 as entities transition away from reference rates that are expected to be discontinued. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.
In addition, the following recently issued accounting standards have not been adopted. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended, for additional information and their potential impacts.

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
            The consummation of the Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and the receipt of regulatory approvals in certain other jurisdictions, (b) the consummation of the Separation and the Distribution in accordance with the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

terms of the Separation Agreement, (c) the approval of the Combination by Mylan shareholders, (d) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions, (e) in the case of Pfizer’s and Newco’s obligations to consummate the transactions, (i) the distribution of $12 billion in cash from Upjohn to Pfizer in accordance with the terms of the Separation Agreement and (ii) the receipt by Pfizer of a U.S. Internal Revenue Service (“IRS”) ruling and tax opinion of its tax counsel with respect to the Combination, and (f) other customary closing conditions. On March 17, 2020, Pfizer received the IRS ruling with respect to the Combination, which is generally binding, unless the relevant facts or circumstances change prior to closing.
On February 13, 2020, the registration statement on Form S-4 filed by Newco in connection with the Combination was declared effective by the SEC, Newco filed a prospectus with the SEC in connection with the Combination and Mylan filed a definitive proxy statement with the SEC in connection with the Combination.
On March 26, 2020, Mylan and Pfizer announced that due to the unprecedented circumstances surrounding the COVID-19 pandemic, including associated delays in the regulatory review process, the Combination is now anticipated to close in the second half of 2020. It was also announced that, in light of increased meeting and other restrictions due to COVID-19 developments in the Netherlands, Mylan’s extraordinary general meeting of shareholders to approve certain matters in connection with the Combination was rescheduled from April 27, 2020 to June 30, 2020.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	699,491	17.61
Exercised	(27,615)	21.13
Forfeited	(240,740)	25.19
Outstanding at March 31, 2020	6,778,845	$35.45
Vested and expected to vest at March 31, 2020	6,572,572	$35.72
Exercisable at March 31, 2020	5,145,065	$38.65

As of March 31, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.7 years, 5.6 years and 4.6 years, respectively. Also, at March 31, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic values.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

A summary of the status of the Company’s nonvested and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of March 31, 2020 and the changes during the three months ended March 31, 2020 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2019	4,105,689	$34.42
Granted	2,944,296	17.48
Released	(1,100,256)	36.56
Forfeited	(238,662)	44.14
Nonvested at March 31, 2020	5,711,067	$24.87

As of March 31, 2020, the Company had $111.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of stock awards exercised and restricted stock units released during the three months ended March 31, 2020 and 2019 was $19.0 million and $22.1 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2020 and 2019 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2020	2019
Service cost	$5.3	$5.3
Interest cost	2.9	3.8
Expected return on plan assets	(3.4)	(3.0)
Amortization of prior service costs	—	0.3
Recognized net actuarial losses (gains)	0.2	(0.2)
Net periodic benefit cost	$5.0	$6.2

The Company is making the minimum mandatory contributions to its U.S. defined benefit pension plans in the 2020 plan year. The Company expects to make total benefit payments of approximately $35.2 million from pension and other postretirement benefit plans in 2020. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $35.1 million in 2020.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.	Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$572.4	$475.6
Restricted cash, included in prepaid expenses and other current assets	15.5	15.5
Cash, cash equivalents and restricted cash	$587.9	$491.1

Inventories

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$859.3	$886.8
Work in process	395.6	417.2
Finished goods	1,384.7	1,366.9
Inventories	$2,639.6	$2,670.9

Prepaid and other current assets

(In millions)	March 31, 2020	December 31, 2019
Prepaid expenses	$162.0	$156.7
Restricted cash	15.5	15.5
Available-for-sale fixed income securities	36.9	26.8
Fair value of financial instruments	55.9	43.3
Equity securities	32.6	39.0
Other current assets	311.0	270.7
Prepaid expenses and other current assets	$613.9	$552.0

Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2020	December 31, 2019
Machinery and equipment	$2,513.8	$2,523.7
Buildings and improvements	1,193.2	1,197.3
Construction in progress	236.8	277.3
Land and improvements	122.0	124.6
Gross property, plant and equipment	4,065.8	4,122.9
Accumulated depreciation	1,998.8	1,973.3
Property, plant and equipment, net	$2,067.0	$2,149.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other assets

(In millions)	March 31, 2020	December 31, 2019
Equity method investments, clean energy investments	$81.1	$92.2
Operating lease right-of-use assets	236.4	254.6
Other long-term assets	86.0	58.2
Other assets	$403.5	$405.0

Accounts payable

(In millions)	March 31, 2020	December 31, 2019
Trade accounts payable	$875.3	$1,061.9
Other payables	398.2	466.2
Accounts payable	$1,273.5	$1,528.1

Other current liabilities

(In millions)	March 31, 2020	December 31, 2019
Accrued sales allowances	$700.5	$796.5
Legal and professional accruals, including litigation accruals	127.2	138.2
Payroll and employee benefit liabilities	394.3	467.1
Contingent consideration	117.3	120.4
Accrued interest	151.0	59.1
Restructuring	19.7	26.0
Equity method investments, clean energy investments	48.3	47.7
Fair value of financial instruments	70.3	12.9
Operating lease liability	70.5	76.7
Other	513.6	575.3
Other current liabilities	$2,212.7	$2,319.9

Other long-term obligations

(In millions)	March 31, 2020	December 31, 2019
Employee benefit liabilities	$405.6	$408.9
Contingent consideration	118.9	130.3
Equity method investments, clean energy investments	48.0	57.2
Tax related items, including contingencies	100.5	109.6
Operating lease liability	164.1	175.7
Other	81.9	79.1
Other long-term obligations	$919.0	$960.8

8.	Equity Method Investments
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Total revenues	$87.5	$86.9
Gross loss	(1.1)	(1.0)
Operating and non-operating expense	4.7	4.9
Net loss	$(5.8)	$(5.9)

The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended March 31, 2020 and 2019, the Company recognized net losses from equity method investments of $17.3 million and $17.0 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted earnings (loss) per ordinary share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Basic earnings (loss) (numerator):
Net earnings (loss)	$20.8	$(25.0)
Shares (denominator):
Weighted average ordinary shares outstanding	516.4	515.0
Basic earnings (loss) per ordinary share	$0.04	$(0.05)

Diluted earnings (loss) (numerator):
Net earnings (loss)	$20.8	$(25.0)
Shares (denominator):
Weighted average ordinary shares outstanding	516.4	515.0
Share-based awards	0.6	—
Total dilutive shares outstanding	517.0	515.0
Net earnings (loss) per diluted ordinary share	$0.04	$(0.05)

Additional stock awards and restricted stock awards were outstanding during the three months ended March 31, 2020 and 2019, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2020 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 9.6 million shares and 8.9 million shares for the three months ended March 31, 2020 and 2019, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2019:
Goodwill	$3,708.4	$4,548.6	$1,718.6	$9,975.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,323.4	4,548.6	1,718.6	9,590.6
Foreign currency translation	(76.6)	(117.5)	(69.8)	(263.9)
	$3,246.8	$4,431.1	$1,648.8	$9,326.7
Balance at March 31, 2020:
Goodwill	$3,631.8	$4,431.1	$1,648.8	$9,711.7
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,246.8	$4,431.1	$1,648.8	$9,326.7

Intangible assets consist of the following components at March 31, 2020 and December 31, 2019:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2020
Product rights, licenses and other (1)	15	$19,653.5	$8,721.5	$10,932.0
In-process research and development		114.9	—	114.9
		$19,768.4	$8,721.5	$11,046.9
December 31, 2019
Product rights, licenses and other (1)	15	$20,109.1	$8,579.5	$11,529.6
In-process research and development		120.3	—	120.3
		$20,229.4	$8,579.5	$11,649.9
____________

(1)	Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
During the three months ended March 31, 2019, the Company recognized impairment charges of $29.5 million which have been recorded as a component of amortization expense, for the impairment of certain in-process research and development (“IPR&D”) assets. The impairment charge recorded during the first quarter of 2019 related to certain assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. No impairment charges were recognized during the three months ended March 31, 2020. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these assets and could result in additional future impairment charges.
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the decline in the Company’s share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has performed its interim goodwill impairment test on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2020, the allocation of the Company’s total goodwill was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.
As of March 31, 2020, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of our overall business declined because of future forecasts and the decline in our share price.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.3 billion or 11.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2019 annual impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 totaled:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Intangible asset amortization expense	$351.2	$405.5
IPR&D intangible asset impairment charges	—	29.5
Total intangible asset amortization expense (including impairment charges)	$351.2	$435.0

Intangible asset amortization expense over the remainder of 2020 and for the years ended December 31, 2021 through 2024 is estimated to be as follows (excludes the potential impact of the Combination):

(In millions)
2020	$1,056
2021	1,331
2022	1,264
2023	1,103
2024	995

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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	March 31, 2020	December 31, 2019
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Floating Rate Euro Notes due 2020	500.0	—	—
Total	€3,500.0	€2,354.0	€2,354.0
Interest Rate Risk Management
The Company enters into interest rate swaps from time to time in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. All derivative instruments used to manage interest rate risk are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. For fair value hedges, the changes in the fair value of both the hedging instrument and the underlying debt obligations are included in interest expense. For cash flow hedges, the change in fair value of the hedging instrument is deferred through AOCE and is reclassified into earnings when the hedged item impacts earnings.

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
The Effect of Derivative Instruments in the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$22.3
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	12.5
Total		$—		$34.8

	Liability Derivatives
	March 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	39.2	Other current liabilities	—
Total		$39.2		$—

The Effect of Derivative Instruments in the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$55.9	Prepaid expenses and other current assets	$8.5
Total		$55.9		$8.5

	Liability Derivatives
	March 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$31.1	Other current liabilities	$12.9
Total		$31.1		$12.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2020	2019
Interest rate swaps	Interest expense	$22.1	$7.5
Total		$22.1	$7.5

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2020	2019
2023 Senior Notes (3.125% coupon)	Interest expense	$(22.1)	$(7.5)
Total		$(22.1)	$(7.5)

In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.

The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2020	2019
Foreign currency forward contracts	$(42.8)	$15.5
Total	$(42.8)	$15.5

The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended
	March 31,
(In millions)	2020	2019
Foreign currency borrowings and forward contracts	$40.1	$55.2
Total	$40.1	$55.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended
		March 31,
(In millions)		2020	2019
Foreign currency forward contracts	Net sales	$0.1	$0.3
Interest rate swaps	Interest expense	(1.1)	(1.8)
Total		$(1.0)	$(1.5)
At March 31, 2020, the Company expects that approximately $47.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2020	2019
Foreign currency option and forward contracts	Other expense, net	$29.4	$(5.8)
Total		$29.4	$(5.8)

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	31.9	—	—	31.9
Marketable securities	0.7	—	—	0.7
Total equity securities	32.6	—	—	32.6
Available-for-sale fixed income investments:
Corporate bonds	—	16.3	—	16.3
U.S. Treasuries	—	12.5	—	12.5
Agency mortgage-backed securities	—	2.1	—	2.1
Asset backed securities	—	5.4	—	5.4
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	36.9	—	36.9
Foreign exchange derivative assets	—	55.9	—	55.9
Interest rate swap derivative assets	—	—	—	—
Total assets at recurring fair value measurement	$33.3	$92.8	$—	$126.1
Financial Liabilities
Foreign exchange derivative liabilities	—	70.3	—	70.3
Contingent consideration	—	—	236.2	236.2
Total liabilities at recurring fair value measurement	$—	$70.3	$236.2	$306.5

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	38.3	—	—	38.3
Marketable securities	0.7	—	—	0.7
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	10.8	—	10.8
U.S. Treasuries	—	9.5	—	9.5
Agency mortgage-backed securities	—	2.3	—	2.3
Asset backed securities	—	3.6	—	3.6
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	21.0	—	21.0
Interest rate swap derivative assets	—	22.3	—	22.3
Total assets at recurring fair value measurement	$39.7	$70.1	$—	$109.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$12.9	$—	$12.9
Contingent consideration	—	—	250.7	250.7
Total liabilities at recurring fair value measurement	$—	$12.9	$250.7	$263.6

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer Inc.’s proprietary dry powder inhaler delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At March 31, 2020 and December 31, 2019, discount rates ranging from 3.5% to 11.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2019 to March 31, 2020 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2019	$120.4	$130.3	$250.7
Payments	(24.3)	—	(24.3)
Reclassifications	17.0	(17.0)	—
Accretion	—	3.2	3.2
Fair value loss (3)	4.2	2.4	6.6
Balance at March 31, 2020	$117.3	$118.9	$236.2
____________

(1)	Included in other current liabilities in the condensed consolidated balance sheets.

(2)	Included in other long-term obligations in the condensed consolidated balance sheets.

(3)	Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.	Debt
Short-Term Borrowings
The Company had no short-term borrowings as of March 31, 2020 and December 31, 2019. The following provides an overview of the Company’s short-term credit facilities.
Receivables Facility and Note Securitization Facility
The Company has a $400 million receivables facility which expires in April 2022 (the “Receivables Facility”). The Company also has a $200 million notes securitization facility which expires on August 31, 2020 (the “Note Securitization Facility”). Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. Effective April 22, 2020, borrowings outstanding under the Note Securitization Facility bear interest at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 0.75%. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of March 31, 2020. As of March 31, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
Commercial Paper Program
The Company maintains a $1.65 billion commercial paper program (the “Commercial Paper Program”) to support its working capital requirements and for general corporate purposes. There were no commercial paper notes (the “CP Notes”) outstanding under this program as of March 31, 2020 and December 31, 2019. Amounts available under the Commercial Paper

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the CP Notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The Company’s Revolving Credit Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of March 31, 2020	March 31, 2020	December 31, 2019
Current portion of long-term debt:
2020 Floating Rate Euro Notes (a) **		551.6	560.6
2020 Euro Senior Notes **	1.250%	826.9	840.1
2020 Senior Notes **	3.750%	50.0	50.0
Other		6.3	8.3
Deferred financing fees		(0.9)	(1.4)
Current portion of long-term debt		$1,433.9	$1,457.6

Non-current portion of long-term debt:
2021 Senior Notes **	3.150%	2,249.3	2,249.2
2023 Senior Notes (b) *	3.125%	793.2	771.8
2023 Senior Notes *	4.200%	499.2	499.1
2024 Euro Senior Notes **	2.250%	1,101.5	1,119.3
2025 Euro Senior Notes *	2.125%	550.6	559.6
2026 Senior Notes **	3.950%	2,238.5	2,238.1
2028 Euro Senior Notes **	3.125%	821.1	834.3
2028 Senior Notes *	4.550%	748.4	748.4
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.8	999.8
2048 Senior Notes *	5.200%	747.7	747.7
Other		8.0	8.9
Deferred financing fees		(56.7)	(59.1)
Long-term debt		$11,197.8	$11,214.3
____________

(a)	Instrument bears interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.

(b)
In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment will be amortized to interest expense over the remaining term of the notes.

*	Instrument was issued by Mylan Inc.

**	Instrument was issued by Mylan N.V.
For additional information, see Note 10 Debt in Mylan N.V.’s 2019 Form 10-K.
Revolving Credit Facility
The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

EBITDA for the trailing four quarters as defined in the related credit agreements. The Company is in compliance at March 31, 2020 and expects to remain in compliance for the next twelve months.
Fair Value
At March 31, 2020 and December 31, 2019, the aggregate fair value of the Company’s outstanding notes was approximately $12.7 billion and $13.4 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2020 were as follows for each of the periods ending December 31:

(In millions)	Total
2020	$1,429
2021	2,250
2022	—
2023	1,250
2024	1,103
Thereafter	6,629
Total	$12,661

13.	Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2020	December 31, 2019
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.8	$0.6
Net unrecognized loss and prior service cost related to defined benefit plans, net of tax	(19.0)	(17.4)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(70.1)	(31.6)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(34.1)	(74.3)
Foreign currency translation adjustment	(2,331.1)	(1,674.5)
	$(2,453.5)	$(1,797.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(52.4)	42.3	0.2	(1.8)	(656.6)	(668.3)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.1)		(0.1)					(0.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial gain included in SG&A						0.2		0.2
Net other comprehensive (loss) earnings, before tax			(51.4)	42.3	0.2	(1.6)	(656.6)	(667.1)
Income tax (benefit) provision			(12.9)	2.1	—	—	—	(10.8)
Balance at March 31, 2020, net of tax			$(70.1)	$(34.1)	$0.8	$(19.0)	$(2,331.1)	$(2,453.5)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			24.5	58.1	0.4	0.1	(338.5)	(255.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.3)		(0.3)					(0.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						0.3		0.3
Amortization of actuarial loss included in SG&A						(0.2)		(0.2)
Net other comprehensive earnings (loss), before tax			26.0	58.1	0.4	0.2	(338.5)	(253.8)
Income tax provision (benefit)			8.8	2.9	—	0.1	—	11.8
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at March 31, 2019, net of tax			$(39.3)	$(75.7)	$0.4	$1.6	$(1,597.5)	$(1,710.5)

14.	Segment Information
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
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development (“R&D”) and direct SG&A. Certain general and administrative and R&D expenses not allocated to the segments, including certain special items, net charges for litigation settlements and other contingencies, amortization of intangible assets, impairment charges and other expenses not directly attributable to the segments are reported separately or outside of segment profitability. Items below the earnings from operations line on the Company’s condensed consolidated statements of operations are not presented by segment, since they are excluded from the measure of segment profitability. The

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2019 Form 10-K, and Note 3 Recent Accounting Pronouncements, Adoption of New Accounting Standards included in this Form 10-Q. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2020
Net sales	$955.5	$1,021.9	$610.8	$—	$2,588.2
Other revenue	19.5	4.2	7.3	—	31.0
Intersegment revenue	41.0	28.4	120.1	(189.5)	—
Total	$1,016.0	$1,054.5	$738.2	$(189.5)	$2,619.2

Segment profitability	$444.9	$275.6	$68.2	$—	$788.7

Intangible asset amortization expense					(351.2)
Globally managed research and development costs					(25.7)
Corporate costs and special items					(225.3)
Litigation settlements & other contingencies					(1.8)
Earnings from operations					$184.7

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended March 31, 2019
Net sales	$922.9	$895.3	$642.4	$—	$2,460.6
Other revenue	22.1	4.7	8.1	—	34.9
Intersegment revenue	15.6	20.8	113.3	(149.7)	—
Total	$960.6	$920.8	$763.8	$(149.7)	$2,495.5

Segment profitability	$394.5	$204.1	$93.8	$—	$692.4

Intangible asset amortization expense					(405.5)
Intangible asset impairment charges					(29.5)
Globally managed research and development costs					(70.6)
Corporate costs and special items					(162.1)
Litigation settlements & other contingencies					(0.7)
Earnings from operations					$24.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

15.	Restructuring
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
The Company is currently developing the details of the initiatives, including workforce actions and other restructuring activities. Further details will be disclosed as plans are finalized, including the estimated amount or range of amounts to be incurred by major cost type and future cash expenditures associated with those initiatives. As a result of the COVID-19 pandemic and the related uncertainty and complexity of the current environment, the Company has delayed the implementation of the 2020 restructuring program.
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
During the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown, West Virginia plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. The restructuring actions other than for this plant are substantially complete. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
The following table summarizes the restructuring charges and the reserve activity from December 31, 2019 to March 31, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (1)	2.9	4.7	7.6
Cash payment	(6.0)	(0.9)	(6.9)
Utilization	—	(3.7)	(3.7)
Foreign currency translation	(0.4)	(0.1)	(0.5)
Balance at March 31, 2020:	$22.9	$2.8	$25.7
____________

(1)
For the three months ended March 31, 2020, total restructuring charges in North America, Europe, Rest of World, and corporate were approximately $4.4 million, $2.4 million, $0.3 million, and $0.5 million, respectively.

At March 31, 2020 and December 31, 2019, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

16.	Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at March 31, 2020 totaled approximately $404 million. We estimate that the amounts that may be paid through the end of 2020 to be approximately $94 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
On February 28, 2018, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a collaboration agreement (the “Revance Collaboration Agreement”) pursuant to which the Company and Revance will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.

On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which Revance has agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the Biosimilar Initial Advisory Meeting (BIAM) with the U.S. Food and Drug Administration. In accordance with the Amendment, the Company is required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables. The Company is continuing discussions with Revance on whether to move forward with the program and expects to provide its decision by May 31, 2020.

There have been no other significant changes to our collaboration and licensing agreements as disclosed in our 2019 Form 10-K.

17.	Income Taxes
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. We anticipate that the applicable provisions of the CARES Act will reduce our 2020 income tax expense by approximately $30.0 million. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
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
Several international audits are currently in progress. In some cases, the tax auditors have proposed adjustments to our tax positions including with respect to intercompany transactions, and we are in ongoing discussions with the auditors regarding the validity of their positions. In certain cases, these audits can also result in non-tax consequences. For example, under French law, certain tax matters are automatically referred for criminal investigation.
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
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, and certain other acquisitions.
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
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan has settled the lawsuits filed by the putative direct purchaser class and retailer opt-out plaintiffs and Apotex and has entered into a settlement agreement with the putative indirect purchasers for approximately $14.4 million, which the Court granted final approval of on April 21, 2020.
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
The Company recorded and paid approximately $18.0 million of expense during the year ended December 31, 2019. At December 31, 2019 and March 31, 2020, the Company has a total accrual of approximately $14.4 million related to this matter, which is included in other current liabilities in the condensed consolidated balance sheets.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers were named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York (“SDNY”) by plaintiffs which purport to represent direct and indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 related to Actos® and Actoplus Met®. Mylan’s motion to dismiss the indirect purchasers’ complaint was granted and no appeal was filed as to Mylan. Following the appellate decision relating to other defendants, the direct purchasers filed an amended complaint against Mylan and the other manufacturers. Mylan’s motion to dismiss was granted with prejudice on October 8, 2019.
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
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. On December 7, 2018, the Plaintiffs filed a motion for class certification. On February 27, 2020, the District Court issued an order denying in part and granting in part Plaintiffs’ motion for class certification. The District Court declined to certify consumer protection and unjust enrichment damages classes, as well as an injunctive relief class. The District Court certified an antitrust class that applies to 17 states and a RICO class. We filed a petition for permission to appeal the class certification decision on March 12, 2020, which is pending before the Tenth Circuit. A trial date has been scheduled for April 2021. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
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
On March 29, 2020, Mylan Inc. and Mylan Specialty, together with other non-Mylan affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiff claims that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at March 31, 2020, which is included in other current liabilities in the condensed consolidated balance sheets. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations and enforcement proceedings,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

discussed in this “EpiPen® Auto-Injector and Certain Congressional Matters” section of this Note 18 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
On May 10, 2019, certain attorneys general filed a new complaint against various drug manufacturers and individuals, including Mylan and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the May 10, 2019 complaint was amended, adding additional states as plaintiffs. The operative complaint was brought by attorneys general of forty-eight states, the District of Columbia, the Commonwealths of Puerto Rico and the Northern Mariana Islands and the Territories of American Samoa and Guam. The amended complaint also includes claims asserted by attorneys general of forty-three states, the Commonwealths of Puerto Rico and the Northern Mariana Islands and the Territories of American Samoa and Guam against several individuals, including a Mylan sales employee.
We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
Securities Litigation
U.S. Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the SDNY on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the MDRP. The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29, 2019. On June 17, 2019, plaintiffs filed a third amended complaint, including certain current and former directors and employees/officers and additional allegations in connection with purportedly anticompetitive conduct with respect to certain generic drugs. On July 31, 2019, defendants filed a motion to dismiss certain of the claims in the third amended complaint, which was granted in part and denied in part on April 6, 2020. On August 30, 2019, plaintiffs filed a motion for class certification, which was granted on April 6, 2020. The certified class covers all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, current and former officers and directors of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest.
On February 26, 2019, MYL Litigation Recovery I LLC (an assignee of entities that purportedly purchased stock of Mylan N.V.) filed an additional complaint against Mylan N.V., Mylan Inc., and certain of their current and former directors and officers in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the third amended complaint identified above. MYL Litigation Recovery I LLC’s complaint seeks damages as well as the plaintiff’s costs. On June 5, 2019, defendants filed a motion to dismiss certain of MYL Litigation Recovery I LLC’s claims, which was granted in part and denied in part on March 30, 2020. On May 6, 2020, plaintiff filed an amended complaint against Mylan N.V, Mylan Inc., and certain of their current and former officers and directors, including allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Beginning in April 2020, Mylan N.V., its directors and certain of its officers were named as defendants in lawsuits filed in federal court, including a putative class action, alleging certain federal securities law violations for purportedly failing to disclose or misrepresenting material information in the definitive proxy statement filed by Mylan N.V. with the SEC in connection with the Combination. The lawsuits generally seek various relief including (i) enjoining the defendants from proceeding with consummating, or closing the Combination and any vote on the Combination unless and until Mylan discloses and disseminates the purportedly material information; (ii) in the event the Combination is consummated, rescinding it and setting it aside or awarding rescissory damages; and (iii) reasonable attorneys and expert fees.
We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
Israeli Securities Litigation
On October 13, 2016, a purported shareholder of Mylan N.V. filed a lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, against Mylan N.V. and four of its directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the Tel Aviv District Court (Economic Division) (the “Friedman Action”). The plaintiff alleges that the defendants made false or misleading statements and omissions of purportedly material fact in Mylan N.V.’s reports to the Tel Aviv Stock Exchange regarding Mylan N.V.’s classification of its EpiPen® Auto-Injector for purposes of the MDRP, in violation of both U.S. and Israeli securities laws, the Israeli Companies Law and the Israeli Torts Ordinance. The plaintiff seeks damages, among other remedies. On April 30, 2017, another purported shareholder of Mylan N.V. filed a separate lawsuit, together with a motion to certify the lawsuit as a class action on behalf of certain Mylan N.V. shareholders on the Tel Aviv Stock Exchange, in the Tel Aviv District Court (Economic Division), alleging substantially similar claims and seeking substantially similar relief against the defendants and other directors and officers of Mylan N.V., but alleging also that this group of defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both U.S. federal securities laws and Israeli law (the “IEC Fund Action”). On April 10, 2018, the Tel Aviv District Court granted the motion filed by plaintiffs in both the Friedman Action and the IEC Fund Action, voluntarily dismissing the Friedman Action and staying the IEC Fund Action until a judgment is issued in the purported class action securities litigation pending in the U.S. We believe that the claims in the IEC Fund Action are without merit and intend to defend against them vigorously.
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
Citalopram
On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, (“GUK”) as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined GUK approximately €7.8 million, jointly and severally with Merck KGaA. GUK appealed the Commission’s decision to the General Court of the EU. The case is currently on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. GUK has received notices from European national health services and health insurers stating an intention to commence follow-on litigation and asserting damages. The national health service in England and Wales has instituted litigation against all parties to the Commission’s decision, including GUK. This litigation has been stayed pending the CJEU’s decision.
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
The Company has accrued approximately €7.4 million as of each of December 31, 2019 and March 31, 2020 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of December 31, 2019 and March 31, 2020. The matter is currently on appeal to the Competition Appeals Tribunal (“CAT”), which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing on the questions and the parties’ observations was held before the CJEU on September 19, 2019. On January 30, 2020, the CJEU ruled on the questions of law referred to it and the proceedings before the CAT will now resume.

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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $14.5 million and $11.8 million at December 31, 2019 and March 31, 2020, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Intellectual Property
The Company uses its business judgment to decide to market and sell certain products, in each case based on its belief that the applicable patents are invalid and/or that its products do not infringe, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. Mylan intends to defend against any such patent infringement claims vigorously. However, an adverse decision could have an adverse effect that is material to our business, financial condition, results of operations, cash flows and/or ordinary share price.
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $7.1 million accrued related to these various other legal proceedings at March 31, 2020.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended (the “2019 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three months ended March 31, 2020, and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the proposed Combination (as defined below), the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s (as defined below) or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,”

“estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

•	the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; the impact of competition;

•	identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated;

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

•
and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis.

For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2019 Form 10-K, this Form 10-Q and our other filings with the SEC. These risks, as well as other risks associated with Mylan, the Upjohn Business, the combined company and the Combination are also more fully discussed in the Registration Statement on Form S-4, which was filed by Upjohn (as defined below) with the SEC and subsequently amended, and declared effective by the SEC on February 13, 2020, the Registration Statement on Form 10, which has been filed by Upjohn with the SEC and subsequently amended and withdrawn, and is expected to be refiled prior to its effectiveness, a definitive proxy statement, which was filed by Mylan with the SEC on February 13, 2020, and the prospectus, which was filed by Upjohn with the SEC on February 13, 2020. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Certain Market and Industry Factors
As more fully explained in the 2019 Form 10-K, the global pharmaceutical industry is a highly competitive and highly regulated industry. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. The following discussion highlights some of these key factors and market conditions.
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
Recent Developments
IMPACT OF THE CORONAVIRUS PANDEMIC ON OUR BUSINESS AND RESULTS OF OPERATIONS
As a leading global pharmaceutical company, Mylan is committed to continue doing its part in support of public health needs amid the evolving COVID-19 pandemic.  The Company’s priorities remain protecting the health and safety of our workforce, continuing to produce critically needed medicines, deploying resources and expertise in the fight against COVID-19 through potential prevention and treatment efforts, supporting the communities in which we operate and maintaining the health of our overall business.
The following section discusses the important measures the Company is taking in light of the COVID-19 pandemic.
Employee Health and Safety

•	Mylan continues to align with government and health authority guidelines in an effort to safeguard our workforce and continues to make assessments on an ongoing basis.

•
While Mylan’s business operations are currently considered essential based on government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many Mylan administrative offices are currently operating under work from home protocols.

•
Because protecting the health and safety of our workforce remains paramount, Mylan has taken extra precautions at manufacturing facilities to aid in the protection of site personnel and operations, including the implementation of social distancing guidelines, daily health assessments and split shifts where feasible.

•	Customer facing field personnel have moved to a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products.

•	Global restrictions have been placed on travel and in-person meetings.

•	Mylan has taken steps to protect the safety of study participants, our employees and staff at clinical trial sites and ensure regulatory compliance and scientific integrity of trial data.
Continuing to Produce Critically Needed Medicines
Manufacturing and Supply

•	Mylan has activated worldwide business continuity plans to seek to ensure that our global supply chain platform continues to operate without significant disruption.

•
We currently are not experiencing any significant disruptions to our supply chain, including the availability of active pharmaceutical ingredients, that would delay our ability to provide service to customers and patients.

•	All of our manufacturing facilities, and those of our key global partners, are currently operational and, at this time, we have sufficient safety stock to address current needs.

•
Mylan continues to engage with regulatory authorities around the world who are committed to maintaining ongoing regulatory processes while also continuing to make available our global research and development ("R&D"), regulatory and manufacturing expertise and capacity to partners who may be in need of additional resources.

Commercial Operations

•
We currently are not experiencing any significant negative impact on overall global demand trends. We will continue to monitor trends closely as we work to ensure patients have access to needed medicine.

•	Inventory levels, both ours and those in our distribution channel, remain in-line with normal levels and are currently assessed to be sufficient for anticipated demand.
Deploying Resources and Expertise in the Fight Against COVID-19
Clinical Trials

•
The Company is donating 10 million tablets of hydroxychloroquine sulfate (200mg) to the U.S. Department of Health and Human Services for possible use under an investigational new drug application authorized by the U.S. Food and Drug Administration ("FDA") or an Emergency Use Authorization granted by the FDA.

•
Mylan is also donating product to the World Health Organization (WHO) to support its investigation of the potential effectiveness of several medicines in treating COVID-19 as part of the WHO’s global SOLIDARITY trial.

•	Mylan is also working with other public health institution partners currently studying potential prophylactic measures and has designated additional hydroxychloroquine doses for donation.
Maintaining the Health of Our Overall Business
Access to Capital Markets and Liquidity
While currently we do not see any negative liquidity trends related to the COVID-19 pandemic, we continue to closely monitor developments and the potential negative impact on our operating performance and our ability to access the capital markets.
Due to the Company’s ability to generate significant cash flows from operations, as well as its revolving credit agreement, other short-term borrowing facilities and access to capital markets, we believe that we currently have, and will maintain, the ability to meet foreseeable liquidity needs.
Impact on Results of Operations
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption affecting the markets we serve in North America, Europe and Rest of World, including Asia. The COVID-19 pandemic did not have a material negative impact to our condensed consolidated results of operations in the first quarter of 2020 as we were able to continue manufacturing and distributing products that are essential to the health of patients and consumers across the world. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict.

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
The Company is currently developing the details of the initiatives, including workforce actions and other restructuring activities. Further details will be disclosed as plans are finalized, including the estimated amount or range of amounts to be incurred by major cost type and future cash expenditures associated with those initiatives. As a result of the COVID-19 pandemic and the related uncertainty and complexity of the current environment, the Company has delayed the implementation of the 2020 restructuring program.
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
            The consummation of the Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the rules and regulations promulgated thereunder and the receipt of regulatory approvals in certain other jurisdictions, (b) the consummation of the Separation and the Distribution in accordance with the terms of the Separation Agreement, (c) the approval of the Combination by Mylan shareholders, (d) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions, (e) in the case of Pfizer’s and Newco’s obligations to consummate the transactions, (i) the distribution of $12 billion in cash from Upjohn to Pfizer in accordance with the terms of the Separation Agreement and (ii) the receipt by Pfizer of a U.S. Internal Revenue Service (“IRS”) ruling and tax opinion of its tax counsel with respect to the Combination, and (f) other customary closing conditions. On March 17, 2020, Pfizer received the IRS ruling with respect to the Combination, which is generally binding, unless the relevant facts or circumstances change prior to closing.
On February 13, 2020, the registration statement on Form S-4 filed by Newco in connection with the Combination was declared effective by the SEC, Newco filed a prospectus with the SEC in connection with the Combination and Mylan filed a definitive proxy statement with the SEC in connection with the Combination.

On March 26, 2020, Mylan and Pfizer announced that due to the unprecedented circumstances surrounding the COVID-19 pandemic, including associated delays in the regulatory review process, the Combination is now anticipated to close in the second half of 2020. It was also announced that, in light of increased meeting and other restrictions due to COVID-19 developments in the Netherlands, Mylan’s extraordinary general meeting of shareholders to approve certain matters in connection with the Combination was rescheduled from April 27, 2020 to June 30, 2020.
2016 Restructuring Program
The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline its operations globally. The restructuring actions, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, are substantially complete.
In April 2018, the U.S. Food and Drug Administration (the “FDA”) completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. The Company submitted a comprehensive response to the FDA and committed to a robust improvement plan. In addition, based upon the Company’s recognition of the continued evolution of industry dynamics and regulatory expectations, during the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. In the fourth quarter of 2018, the Company received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter are being addressed within the context of the Company’s comprehensive restructuring and remediation activities.
We have continued to make significant progress on our comprehensive and ongoing remediation efforts at our Morgantown plant.  This progress is evidenced by the fact that in April 2020 the FDA revised the site compliance classification to Voluntary Action Indicated (“VAI”), and that the plant is considered to be in an acceptable state of compliance with regard to current good manufacturing practice (“CGMP”). On May 11, 2020 we received the close-out of the warning letter.
For the three months ended March 31, 2020, the Company incurred expenses amounting to approximately $61.9 million for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant, as well as continued product rationalization. At this time, the total expenses related to the additional restructuring and remediation activities at the Morgantown plant cannot be reasonably estimated.
Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.

Financial Summary
The tables below are a summary of the Company’s financial results for the three months ended March 31, 2020 compared to the prior year periods:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$2,619.2	$2,495.5	$123.7	5%
Gross profit	906.1	805.2	100.9	13%
Earnings from operations	184.7	24.0	160.7	670%
Net earnings (loss)	20.8	(25.0)	45.8	183%
Net earnings (loss) per diluted ordinary share	$0.04	$(0.05)	$0.09	180%
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings and adjusted EBITDA (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$955.5	$922.9	4%	$1.0	$956.5	4%
Europe	1,021.9	895.3	14%	33.3	1,055.2	18%
Rest of World	610.8	642.4	(5)%	29.9	640.7	—%
Total net sales	2,588.2	2,460.6	5%	64.2	2,652.4	8%

Other revenues (3)	31.0	34.9	(11)%	0.3	31.3	(10)%
Consolidated total revenues (4)	$2,619.2	$2,495.5	5%	$64.5	$2,683.7	8%
____________

(1)	Currency impact is shown as unfavorable (favorable).

(2)
The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)
For the three months ended March 31, 2020, other revenues in North America, Europe, and Rest of World were approximately $19.5 million, $4.2 million, and $7.3 million, respectively. For the three months ended March 31, 2019, other revenues in North America, Europe, and Rest of World were approximately $22.1 million, $4.7 million, and $8.1 million, respectively.

(4)	Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the three months ended March 31, 2020, Mylan reported total revenues of $2.62 billion, compared to $2.50 billion for the comparable prior year period, representing an increase of $123.7 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the three months ended March 31, 2020 were $2.59 billion, compared to $2.46 billion for the comparable prior year period, representing an increase of $127.6 million, or 5%. While there were negative impacts on certain of our products due to the COVID-19 pandemic, the Company estimates that overall volume growth in the first quarter of 2020 was favorably impacted by increased customer buying patterns and patient prescription trends resulting from the COVID-19 pandemic, primarily in our Europe segment. We have estimated that the net impact of the pandemic increased net sales and consolidated revenue by approximately 2%. In North America, we experienced slight volume increases for Perforomist and Cold-EEZE related to COVID-19, but these increases were more than offset by volume decreases in Rest of World, mostly in Asian countries, partially the result of COVID-19 where the pandemic impacts started earlier in the first quarter. While the Company currently does not expect the impact of the pandemic in the second quarter to be material, we cannot currently estimate the impact for the rest of the year. Other revenues for the three months ended March 31, 2020 were $31.0 million, compared to $34.9 million for the comparable prior year period.
The increase in net sales was primarily the result of an increase in net sales in the Europe segment of 14% and an increase in net sales in the North America segment of 4%, which were partially offset by a decrease in net sales in the Rest of World segment of 5%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, India, and Australia. The unfavorable impact of foreign currency translation on current year net sales was approximately $64.2 million, or 3%. On a constant currency basis, the increase in net sales was approximately $191.8 million, or 8% for the three months ended March 31, 2020. This increase was primarily driven by higher volumes of existing products, and to a lesser extent, new product sales, partially offset by lower pricing.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 22% and 25% for the three months ended March 31, 2020 and 2019, respectively. This percentage may fluctuate based upon many factors, including the timing of new product launches, seasonality and the timing of the discontinuation of products.
Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended March 31, 2020 and 2019 and the net change period over period:
North America Segment
Net sales from North America increased by $32.6 million or 4% during the three months ended March 31, 2020 when compared to the prior year period. This increase was due primarily to higher volumes on sales of existing products, and to a lesser extent, new product sales. The higher volumes were primarily driven by the expected growth of Yupelri and Wixela due to the launch timing of each product’s impact on the prior year period. This increase was partially offset by lower net sales of existing products as a result of lower pricing. Lower pricing on sales of existing products was driven by changes in the competitive environment, including for Levothryoxine Sodium. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $126.6 million or 14% during the three months ended March 31, 2020 when compared to the prior year period. This increase was primarily the result of higher net sales of existing products, as a result of increased volumes, and to a lesser extent new product sales. In addition to the estimated impact of COVID-19, volumes increased by approximately $40.0 million due to the resolution of supply disruptions encountered in the prior year period. The remainder of the increase was the result of expected net sales growth in the region. The increase in net sales was partially offset by the unfavorable impact of foreign currency translation of approximately $33.3 million or 4%, and to a lesser extent by lower pricing on sales of existing products. Constant currency net sales increased by approximately $159.9 million, or 18%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World decreased by $31.6 million or 5% during the three months ended March 31, 2020 when compared to the prior year period. The decrease was primarily due to the unfavorable impact of foreign currency translation and the estimated negative impact from COVID-19 in China and Japan. Also, net sales of existing products were impacted by lower pricing primarily driven by government price cuts in Australia and Japan. Partially offsetting lower pricing were new product sales, primarily in Australia, and higher volumes of existing products. Higher volumes of existing products were primarily driven by the Company’s anti-retroviral therapy franchise. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $29.9 million, or 5%. Constant currency net sales decreased by approximately $1.7 million, or less than 1%, when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales increased from $1.69 billion for the three months ended March 31, 2019 to $1.71 billion for the three months ended March 31, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended March 31, 2020 was $906.1 million and gross margins were 35%. For the three months ended March 31, 2019, gross profit was $805.2 million and gross margins were 32%. Gross margins were positively impacted by approximately 400 basis points from lower amortization expense of acquired intangible assets and intangible asset impairment charges realized in the prior year period. In addition, gross margins were positively impacted as a result of higher gross profit from sales of new products and from sales of existing products in Europe. Gross margins were negatively impacted as a result of lower gross profit from sales of existing products in Rest of World and in North America. In addition, gross margins were negatively impacted by a special bonus for plant employees as a result of the COVID-19 pandemic. Adjusted gross margins were 53% for the three months ended March 31, 2020, compared to 54% for the three months ended March 31, 2019.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
U.S. GAAP cost of sales	$1,713.1	$1,690.3
Deduct:
Purchase accounting amortization and other related items	(352.2)	(435.4)
Acquisition related items	(0.8)	(0.5)
Restructuring and related costs	(3.7)	(14.5)
Share-based compensation expense	(0.3)	—
Other special items	(117.3)	(85.1)
Adjusted cost of sales	$1,238.8	$1,154.8

Adjusted gross profit (a)	$1,380.4	$1,340.7

Adjusted gross margin (a)	53%	54%
____________

(a)	Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Total operating expenses for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic.
Research & Development Expense
Research and development (“R&D”) expense for the three months ended March 31, 2020 was $114.2 million, compared to $172.6 million for the comparable prior year period, a decrease of $58.4 million. This decrease was primarily due to higher expenses in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2020 was $605.4 million, compared to $607.9 million for the comparable prior year period, a decrease of $2.5 million. The decrease was due primarily to lower legal and promotional expenses. Partially offsetting this decrease were higher consulting fees along with other expenses primarily related to the pending Combination totaling approximately $9.0 million in the current year period.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains) / losses recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$6.6	$(4.1)
Litigation settlements, net	(4.8)	4.8
Total litigation settlements and other contingencies, net	$1.8	$0.7
During the three months ended March 31, 2020, the Company recorded a $6.6 million loss for fair value adjustments related to Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”) contingent consideration. Partially offsetting this item was a net gain of approximately $4.8 million related to a number of litigation settlements. Litigation settlements for the three months ended March 31, 2019, consisted of litigation related charges of approximately $4.8 million for a number of matters, which was partially offset by a gain of $4.1 million for fair value adjustments related to the respiratory delivery platform contingent consideration.
Interest Expense
Interest expense for the three months ended March 31, 2020 totaled $119.9 million, compared to $131.2 million for the three months ended March 31, 2019, a decrease of $11.3 million. The decrease is primarily due to lower average long-term debt balances during the current year.
Other Expense, Net
Other expense, net was $34.1 million for the three months ended March 31, 2020, compared to $7.3 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$17.3	$17.0
Foreign exchange losses/(gains), net	13.6	(4.4)
Other losses/(gains), net	3.2	(5.3)
Other expense, net	$34.1	$7.3
Income Tax Provision (Benefit)
For the three months ended March 31, 2020, the Company recognized an income tax provision of $9.9 million, compared to a benefit of $89.5 million for the comparable prior year period, an increase of $99.4 million. During the three months ended March 31, 2019, primarily due to the expiration of federal and foreign statutes of limitations, the Company reduced its net liability for unrecognized tax benefits by approximately $83.8 million. Also impacting the current year income tax expense was the changing mix of income earned in jurisdictions with differing tax rates.

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
Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics. Beginning in 2020, management’s annual incentive compensation is derived, in part, based on adjusted EBITDA (as defined below).
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
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity and other significant events, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings is an important internal financial metric related to the ongoing operating performance of the Company, and are therefore useful to investors and that their understanding of our performance is enhanced by this measure. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, beginning in 2020, is used, in part, for management’s incentive compensation. We calculate “EBITDA” as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring and other special items to determine “adjusted EBITDA”. These adjustments are permitted under our credit agreement in calculating Adjusted EBITDA for determining compliance with our debt covenants.
The significant items excluded from adjusted cost of sales, adjusted net earnings, EBITDA and adjusted EBITDA include:

Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, EBITDA and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up and intangible asset impairment charges, including for in-process research and development. For the acquisition of businesses accounted for under the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 805, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of ordinary shares, contingent consideration or any combination thereof.
Upfront and Milestone-Related R&D Expenses
These expenses and payments are excluded from adjusted net earnings and adjusted EBITDA because they generally occur at irregular intervals and are not indicative of the Company’s ongoing operations.
Accretion of Contingent Consideration Liability and Other Fair Value Adjustments
The impact of changes to the fair value of contingent consideration and accretion expense are excluded from adjusted net earnings and adjusted EBITDA because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
Share-based Compensation Expense
Share-based compensation expense is excluded from adjusted net earnings and adjusted EBITDA. Our share-based compensation programs have become increasingly weighted toward performance-based compensation, which leads to variability and to a lack of predictability as to the occurrence and/or timing of amounts incurred. As such, management believes the exclusion of such amounts on an ongoing basis is helpful to understanding the underlying operational performance of the business.
Restructuring, Acquisition Related and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:

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

•
The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the U.S. Internal Revenue Code of 1986, as amended; only included in adjusted net earnings is the net tax effect of the entity’s activities;

•
Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, asset write-downs, or liability adjustments;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•
The impact of changes related to uncertain tax positions is excluded from adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.

The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from adjusted net earnings and adjusted EBITDA because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 18 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings
A reconciliation between net earnings (loss) as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Three Months Ended March 31,
(In millions)	2020	2019
U.S. GAAP net earnings (loss)	$20.8	$(25.0)
Purchase accounting related amortization (primarily included in cost of sales)	352.2	435.4
Litigation settlements and other contingencies, net	1.8	0.7
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	5.8	7.3
Clean energy investments pre-tax loss	17.3	17.0
Acquisition related costs (primarily included in SG&A) (a)	23.2	8.1
Restructuring related costs (b)	7.6	19.9
Share-based compensation expense	19.4	18.0
Other special items included in:
Cost of sales (c)	117.3	85.1
Research and development expense (d)	1.7	33.1
Selling, general and administrative expense	(3.4)	13.9
Other expense, net	(0.4)	—
Tax effect of the above items and other income tax related items	(96.1)	(191.6)
Adjusted net earnings	$467.2	$421.9
Significant items include the following:

(a)
Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. The increase for the three months ended March 31, 2020 relates to transaction costs for the pending Combination.

(b)
For the three months ended March 31, 2020, charges of approximately $3.7 million are included in cost of sales, approximately $0.2 million is included in R&D, and approximately $3.7 million is included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(c)
Costs incurred during the three months ended March 31, 2020 primarily relate to incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $58.8 million. In addition, the current period includes approximately $25.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic. The three months ended March 31, 2019 consists primarily of $58.8 million for certain incremental manufacturing variances and site remediation activities at the Company’s Morgantown plant.

(d)
R&D expense for the three months ended March 31, 2020 consists primarily of expenses for product development arrangements of approximately $1.6 million. R&D expense for the three months ended March 31, 2019 includes $23.3 million related to non-refundable upfront licensing amounts for products in development with the expenses relating to on-going collaboration agreements.

Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2020 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2020	2019
U.S. GAAP net earnings (loss)	$20.8	$(25.0)
Add / (deduct) adjustments:
Clean energy investments pre-tax loss	17.3	17.0
Income tax provision (benefit)	9.9	(89.5)
Interest expense (a)	119.9	131.2
Depreciation and amortization (b)	415.0	500.5
EBITDA	$582.9	$534.2
Add / (deduct) adjustments:
Share-based compensation expense	19.4	18.0
Litigation settlements and other contingencies, net	1.8	0.7
Restructuring, acquisition related and other special items (c)	146.6	157.3
Adjusted EBITDA	$750.7	$710.2

(a)	Includes clean energy investment financing and accretion of contingent consideration.

(b)	Includes purchase accounting related amortization.

(c)	See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $291.1 million for the three months ended March 31, 2020. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $330.8 million to $291.1 million for the three months ended March 31, 2020, as compared to net cash used in operating activities of $39.7 million for the three months ended March 31, 2019. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.

The net increase in net cash provided by operating activities was principally due to the following:

•	an increase in net earnings of approximately $45.8 million, principally as a result of an increase in earnings from operations;

•	a net increase in the amount of cash provided by accounts receivable of $10.8 million, reflecting the timing of sales and cash collections;

•	a net decrease in the amount of cash used through changes in trade accounts payable of $76.5 million as a result of the timing of cash payments;

•	a net decrease of $51.2 million in the amount of cash used through changes in inventory balances;

•	a net increase in the amount of cash provided by changes in income taxes of $224.4 million as a result of the level and timing of estimated tax payments made during the current period; and

•	a net increase in the amount of cash provided by changes in other operating assets and liabilities of $14.6 million.
Investing Activities
Net cash used in investing activities was $145.6 million for the three months ended March 31, 2020, as compared to $75.6 million for the three months ended March 31, 2019, a net increase of $70.0 million.
In 2020, significant items in investing activities included the following:

•
payments for product rights and other, net totaling approximately $67.1 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations in prior periods; and

•
capital expenditures, primarily for equipment and facilities, totaling approximately $43.4 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2020 calendar year are expected to be approximately $300 million to $400 million.

In 2019, significant items in investing activities included the following:

•	payments for product rights and other, net totaling approximately $15.4 million; and

•	capital expenditures, primarily for equipment and facilities, totaling approximately $53.1 million.
Financing Activities
Net cash used in financing activities was $24.8 million for the three months ended March 31, 2020, as compared to $40.1 million for the three months ended March 31, 2019, a net decrease of $15.3 million.

In 2020, significant items in financing activities included the following:

•
payments totaling approximately $19.3 million (of the $24.3 million) in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.

In 2019, significant items in financing activities included the following:

•
payments totaling $31.8 million of the $60.0 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.

Capital Resources
Our cash and cash equivalents totaled $572.4 million at March 31, 2020, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under its Revolving Credit Facility, Commercial Paper Program, Receivables Facility and the Note Securitization Facility (which are each defined in Note 12 Debt in Part I, Item 1 of this Form 10-Q) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the Revolving Credit Facility which matures in 2023. Up to $1.65 billion of the Revolving Credit Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2020, the Company had no amounts outstanding under the Commercial Paper Program.
The Company has a $400 million Receivables Facility which expires in April 2022. The Company also has a $200 million Note Securitization Facility which expires on August 31, 2020. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.775% and under the Note Securitization Facility at LIBOR plus 0.75% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. Effective April 22, 2020, borrowings outstanding under the Note Securitization Facility bear interest at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 0.75%. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of March 31, 2020. As of March 31, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $125.7 million and $90.1 million of accounts receivable as of March 31, 2020 and December 31, 2019, respectively, under these factoring arrangements.

At March 31, 2020, our long-term debt, including the current portion, totaled $12.63 billion, as compared to $12.67 billion at December 31, 2019. Total long-term debt is calculated net of deferred financing fees which were $57.6 million and $60.5 million at March 31, 2020 and December 31, 2019, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2020 was as follows for each of the periods ending December 31:
The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023. The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements. The Company is in compliance at March 31, 2020 and expects to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management in Part I, Item of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at March 31, 2020 totaled approximately $404 million. We estimate that the amounts that may be paid through the end of 2020 to be approximately $94 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $236.2 million at March 31, 2020. In addition, the Company expects to incur approximately $10 million to $15 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2020.

Supplemental Guarantor Financial Information
Mylan N.V. is the issuer of the 3.750% Senior Notes due 2020, 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 (collectively, the “Mylan N.V. Senior Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc. Mylan Inc. is the issuer of the 3.125% Senior Notes due 2023, 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 (collectively, the “Mylan Inc. Senior Notes” and, together with the Mylan N.V. Senior Notes, the “Senior Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan N.V.
The respective obligations of Mylan N.V. and Mylan Inc. as guarantors of the Senior Notes, as applicable, are senior unsecured obligations of the applicable guarantor and rank pari passu in right of payment with all of such guarantor’s existing and future senior unsecured obligations that are not expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, rank senior in right of payment to any future obligations of such guarantor that are expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, and are effectively subordinated to such guarantor’s existing and future secured obligations to the extent of the value of the collateral securing such obligations. The respective obligations of Mylan N.V. and Mylan Inc. as guarantors of the Senior Notes, as applicable, are structurally subordinated to all of the existing and future liabilities, including trade payables, of the existing and future subsidiaries of such guarantor that do not guarantee the applicable series of Senior Notes.
The guarantees by Mylan Inc. of the Mylan N.V. Senior Notes will terminate under the following customary circumstances: (1) a sale or disposition of Mylan Inc. in a transaction that complies with the applicable indenture such that Mylan Inc. ceases to be a subsidiary of Mylan N.V.; (2) legal defeasance or covenant defeasance, each as described in the applicable indenture, or if Mylan N.V.’s obligations under the applicable indenture are discharged; or (3) the earlier to occur of (i) the release of Mylan N.V.’s guarantee under all applicable Mylan Inc. debt and (ii) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. debt.
The guarantee obligations of Mylan N.V. and Mylan Inc. under the Senior Notes are subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) each guarantee is limited in amount to an amount not to exceed the maximum amount that can be guaranteed by the applicable guarantor without rendering the guarantee, as it relates to such guarantor, voidable under applicable fraudulent transfer and conveyance laws or similar laws affecting the rights of creditors generally. In addition, Dutch and English insolvency laws to which Mylan N.V. is or may be subject may not be as favorable to holders of Senior Notes as United States or other insolvency laws, and, because it is a Dutch company, it may be more difficult for holders of Senior Notes to obtain or enforce judgments against Mylan N.V.
Because Mylan N.V. is a holding company, its only material assets are its ownership interests in its subsidiaries, and those subsidiaries conduct substantially all of its operations. As a result, Mylan N.V.’s ability to make payments on its obligations under the Senior Notes will depend on its subsidiaries’ cash flow and their ability to make payments to Mylan N.V., which will depend on their earnings, applicable covenants in debt and other agreements, business and tax considerations and applicable law (including local law regulating payments of dividends and distributions).
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered. Among other things, the amendments narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those financial statements. The effective date of the amendment is January 4, 2021 with earlier voluntary compliance permitted. We have chosen to voluntarily comply with the amended rules effective during the three months ended March 31, 2020.

The following table presents unaudited summarized financial information of Mylan N.V. and Mylan Inc. on a combined basis as of and for the Three Months Ended March 31, 2020 and as of and for the year ended December 31, 2019. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Mylan N.V. and Mylan Inc.
(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets	$113.6	$152.2
Non-current assets	39,917.6	41,602.4

LIABILITIES AND EQUITY
Current liabilities	15,704.9	15,414.9
Non-current liabilities	13,063.7	14,455.9

	Combined Summarized Statement of Operations Information of Mylan N.V. and Mylan Inc.
(In millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(178.5)	(790.3)
Net earnings	20.7	16.8
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, and certain other acquisitions. We have approximately $54.8 million accrued for legal contingencies at March 31, 2020.
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
Application of Critical Accounting Policies

There have been no changes to the Critical Accounting Policies disclosed in our 2019 Annual Report on Form 10-K, as amended. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the goodwill impairment test performed as of March 31, 2020.
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the decline in the Company’s share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020.
The Company has performed its interim goodwill impairment test on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2020, the allocation of the Company’s total goodwill was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.
As of March 31, 2020, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of our overall business declined because of future forecasts and the decline in our share price.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.3 billion or 11.0%. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2019 annual impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Mylan N.V.’s Annual Report filed on Form 10-K for the year ended December 31, 2019, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.
A novel strain of coronavirus (COVID-19) was first reported in December 2019 and has since spread to over 200 countries and territories, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our workforce, suppliers, vendors, business partners, distribution channels, customers and patients. As the rate of infection continues to accelerate in many countries, attempts are being made to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and actions to slow its spread have created significant uncertainty and economic volatility and disruption, which have impacted our business operations and may materially adversely affect our workforce and business operations as well as our results of operations, cash flows and financial performance.
While our business operations are considered essential based on current government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many of our administrative offices have been operating under work from home protocols. Additionally, we have taken extra precautions at our manufacturing facilities to aid in the protection of site personnel and operations, including the implementation of social distancing guidelines, daily health assessments of on-site personnel and split shifts where feasible. In many countries, we have suspended in-person interactions by customer-facing (field) personnel in healthcare settings. We have also taken steps to protect the safety of study participants, employees and staff at clinical trial sites while continuing to ensure regulatory compliance and scientific integrity of trial data. However, if illnesses are reported at any of our facilities, including critical manufacturing sites, it is possible that such facilities may need to close for an extended period of time, which could negatively affect our ability to produce, ship, and supply products to our customers and would impact our business and financial results. In addition, extended changes in work conditions, including work from home protocols, could strain our business continuity plans, introduce operational risk, including but not limited to increased cybersecurity risk, and reduce productivity.
COVID-19 and related responsive measures have also made, and may continue to make, it difficult for us, our partners or suppliers to source and manufacture products in, and to export our products from, certain affected areas. In addition, we have faced, and may continue to face, delays or difficulty sourcing certain products or raw materials, including active pharmaceutical ingredients, which could negatively affect our ability to produce, ship, and supply products to our customers and would impact our business and financial results. Even if we are able to find alternate sources for such products or raw materials, they may cost more and shipping costs may increase, which could adversely impact our results of operations and financial condition. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our results of operations and customer relationships and result in negative publicity and reputational harm.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the coronavirus pandemic. For instance, the FDA has announced its intention to temporarily postpone certain inspections of domestic and foreign manufacturing facilities. The FDA and comparable foreign regulatory agencies may have slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, approval of new products and other timelines important to our business may be materially impacted, which could delay our new product launches and have a material adverse effect on our business.
In addition, our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. Also, the continuing impact of the pandemic could lead to our customers or suppliers having liquidity problems that could negatively impact our ability to collect cash on our receivables and/or negatively impact our ability to get inventory and materials. If the impacts of the pandemic create further disruptions or turmoil in the financial markets or customer or supplier liquidity issues, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt, which could negatively impact our results of operations and financial position.

In addition, the ongoing challenges posed by the COVID-19 pandemic have already delayed the anticipated timing for completion of the Combination and may create additional uncertainties with respect to the expected timetable for completion of the Combination. Any delay in the completion of the Combination could diminish the anticipated benefits of the Combination to the combined company or result in additional transaction costs, loss of revenue or opportunities for Mylan or the combined company, or have other negative effects associated with uncertainty about the Combination.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material adverse effect on us, our business operations, results of operations, cash flows and financial position.

ITEM 6. EXHIBITS

2.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of February 18, 2020, by and between Pfizer Inc. and Upjohn Inc.

10.1	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020.*

10.2	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020.*

10.3	Executive Employment Agreement, entered into on April 15, 2020, by and between Mylan N.V., Mylan Inc. and Robert J. Coury.*

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

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
May 11, 2020

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
May 11, 2020