Form 10-Q
period 2020-06-30
Mylan N.V.
filed 2020-08-06
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 31, 2020, there were 516,946,981 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2020

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net sales	$2,695.9	$2,818.2	$5,284.1	$5,278.8
Other revenues	35.3	33.3	66.3	68.2
Total revenues	2,731.2	2,851.5	5,350.4	5,347.0
Cost of sales	1,705.5	1,918.9	3,418.6	3,609.2
Gross profit	1,025.7	932.6	1,931.8	1,737.8
Operating expenses:
Research and development	156.3	147.6	270.5	320.2
Selling, general and administrative	719.4	668.6	1,324.8	1,276.5
Litigation settlements and other contingencies, net	15.8	20.9	17.6	21.6
Total operating expenses	891.5	837.1	1,612.9	1,618.3
Earnings from operations	134.2	95.5	318.9	119.5
Interest expense	116.2	131.2	236.1	262.4
Other (income) expense, net	(2.0)	16.4	32.1	23.7
Earnings (Loss) before income taxes	20.0	(52.1)	50.7	(166.6)
Income tax (benefit) provision	(19.4)	116.4	(9.5)	26.9
Net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Earnings (Loss) per ordinary share:
Basic	$0.08	$(0.33)	$0.12	$(0.38)
Diluted	$0.08	$(0.33)	$0.12	$(0.38)
Weighted average ordinary shares outstanding:
Basic	516.9	515.5	516.7	515.3
Diluted	517.2	515.5	517.1	515.3

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	452.0	196.6	(204.6)	(141.9)
Change in unrecognized gain and prior service cost related to defined benefit plans	6.6	—	5.0	0.2
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	18.7	9.4	(32.7)	35.4
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(47.3)	(36.3)	(5.0)	21.8
Net unrealized gain on marketable securities	0.6	0.2	0.8	0.6
Other comprehensive earnings (loss), before tax	430.6	169.9	(236.5)	(83.9)
Income tax provision (benefit)	2.0	1.1	(8.8)	12.9
Other comprehensive earnings (loss), net of tax	428.6	168.8	(227.7)	(96.8)
Comprehensive earnings (loss)	$468.0	$0.3	$(167.5)	$(290.3)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Assets
Current assets:
Cash and cash equivalents	$323.6	$475.6
Accounts receivable, net	2,753.2	3,058.8
Inventories	2,785.7	2,670.9
Prepaid expenses and other current assets	602.1	552.0
Total current assets	6,464.6	6,757.3
Property, plant and equipment, net	2,037.5	2,149.6
Intangible assets, net	10,955.9	11,649.9
Goodwill	9,523.3	9,590.6
Deferred income tax benefit	749.4	703.1
Other assets	424.7	405.0
Total assets	$30,155.4	$31,255.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,256.7	$1,528.1
Income taxes payable	288.0	213.0
Current portion of long-term debt and other long-term obligations	3,198.4	1,508.1
Other current liabilities	2,228.2	2,319.9
Total current liabilities	6,971.3	5,569.1
Long-term debt	8,994.4	11,214.3
Deferred income tax liability	1,542.2	1,627.5
Other long-term obligations	901.3	960.8
Total liabilities	18,409.2	19,371.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 541,545,308 and 540,746,871 as of June 30, 2020 and December 31, 2019	6.1	6.1
Additional paid-in capital	8,673.2	8,643.5
Retained earnings	6,091.5	6,031.1
Accumulated other comprehensive loss	(2,024.9)	(1,797.2)
	12,745.9	12,883.5
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 as of June 30, 2020 and December 31, 2019	999.7	999.7
Total equity	11,746.2	11,883.8
Total liabilities and equity	$30,155.4	$31,255.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2020	541,542,294	$6.1	$8,657.9	$6,051.9	24,598,074	$(999.7)	$(2,453.5)	$11,262.7
Net earnings	—	—	—	39.4	—	—	—	39.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	428.6	428.6
Issuance of restricted stock and stock options exercised, net	3,014	—	—	—	—	—	—	—
Share-based compensation expense	—	—	15.3	—	—	—	—	15.3
Other	—	—	—	0.2	—	—	—	0.2
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	60.2	—	—	—	60.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(227.7)	(227.7)
Issuance of restricted stock and stock options exercised, net	798,437	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	34.7	—	—	—	—	34.7
Other	—	—	—	0.2	—	—	—	0.2
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2019	539,943,344	$6.0	$8,606.5	$5,989.3	23,490,867	$(999.7)	$(1,710.5)	$11,891.6
Net loss	—	—	—	(168.5)	—	—	—	(168.5)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	168.8	168.8
Issuance of restricted stock and stock options exercised, net	516,652	—	1.6	—	—	—	—	1.6
Taxes related to the net share settlement of equity awards	—	—	(7.6)	—	—	—	—	(7.6)
Share-based compensation expense	—	—	16.8	—	—	—	—	16.8
Cancellation of restricted stock	—	0.1	—	—	1,107,207	—	—	0.1
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(193.5)	—	—	—	(193.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(96.8)	(96.8)
Issuance of restricted stock and stock options exercised, net	1,170,331	—	3.9	—	—	—	—	3.9
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	(12.8)
Share-based compensation expense	—	—	34.8	—	—	—	—	34.8
Cancellation of restricted stock	—	0.1	—	—	1,107,207	—	—	0.1
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$60.2	$(193.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	830.7	1,001.9
Share-based compensation expense	34.7	34.8
Deferred income tax benefit	(119.7)	(57.8)
Loss from equity method investments	34.5	33.2
Other non-cash items	97.4	63.5
Litigation settlements and other contingencies, net	26.6	24.4
Changes in operating assets and liabilities:
Accounts receivable	122.6	198.9
Inventories	(275.8)	(326.8)
Accounts payable	(234.5)	(71.6)
Income taxes	49.3	(94.8)
Other operating assets and liabilities, net	44.6	17.0
Net cash provided by operating activities	670.6	629.2
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(7.1)
Capital expenditures	(87.9)	(97.2)
Purchase of available for sale securities and other investments	(90.2)	(12.7)
Proceeds from the sale of marketable securities	33.1	12.5
Payments for product rights and other, net	(76.4)	(129.5)
Proceeds from the sale of assets	1.3	—
Net cash used in investing activities	(220.1)	(234.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	33.2	5.5
Payments of long-term debt	(589.0)	(555.5)
Change in short-term borrowings, net	—	24.3
Taxes paid related to net share settlement of equity awards	(7.1)	(8.3)
Contingent consideration payments	(43.6)	(38.8)
Payments of financing fees	(1.2)	(2.1)
Proceeds from exercise of stock options	0.6	4.0
Other items, net	(2.0)	(1.0)
Net cash used in financing activities	(609.1)	(571.9)
Effect on cash of changes in exchange rates	(7.8)	0.1
Net decrease in cash, cash equivalents and restricted cash	(166.4)	(176.6)
Cash, cash equivalents and restricted cash — beginning of period	491.1	389.3
Cash, cash equivalents and restricted cash — end of period	$324.7	$212.7
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
The interim results of operations and comprehensive earnings (loss) for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.Revenue Recognition and Accounts Receivable
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
        Our net sales may be impacted by wholesaler and distributor inventory levels of our products, which can fluctuate throughout the year due to the seasonality of certain products, pricing, the timing of product demand, customer purchasing decisions and other factors. Such fluctuations may impact the comparability of our net sales between periods.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
        The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and six months ended June 30, 2020 and 2019, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended June 30, 2020
Central Nervous System & Anesthesia	$161.0	$193.8	$69.3	$424.1
Infectious Disease	38.3	50.6	254.5	343.4
Respiratory & Allergy	324.9	125.8	41.5	492.2
Cardiovascular	59.8	118.2	31.3	209.3
Gastroenterology	41.8	148.2	101.9	291.9
Diabetes & Metabolism	51.5	74.5	25.9	151.9
Dermatology	24.4	64.9	17.2	106.5
Women’s Healthcare	95.5	58.8	33.2	187.5
Oncology	170.3	22.2	39.2	231.7
Immunology	9.9	27.5	8.8	46.2
Other (1)	61.6	50.5	99.1	211.2
Total	$1,039.0	$935.0	$721.9	$2,695.9

Six Months Ended June 30, 2020
Central Nervous System & Anesthesia	$302.2	$419.5	$129.7	$851.4
Infectious Disease	83.4	122.9	484.2	690.5
Respiratory & Allergy	605.5	259.2	91.2	955.9
Cardiovascular	125.9	247.1	64.5	437.5
Gastroenterology	79.2	299.4	160.9	539.5
Diabetes & Metabolism	116.6	151.6	53.4	321.6
Dermatology	54.6	142.2	36.9	233.7
Women’s Healthcare	179.9	120.1	50.9	350.9
Oncology	299.4	40.8	63.8	404.0
Immunology	19.0	53.1	17.0	89.1
Other (1)	128.8	101.0	180.2	410.0
Total	$1,994.5	$1,956.9	$1,332.7	$5,284.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended June 30, 2019
Central Nervous System & Anesthesia	$135.2	$214.7	$92.9	$442.8
Infectious Disease	30.5	61.9	297.1	389.5
Respiratory & Allergy	258.2	121.9	56.2	436.3
Cardiovascular	48.9	131.7	40.6	221.2
Gastroenterology	30.7	159.2	102.9	292.8
Diabetes & Metabolism	83.8	81.9	37.0	202.7
Dermatology	25.5	80.3	21.0	126.8
Women’s Healthcare	90.2	60.2	24.2	174.6
Oncology	246.9	20.3	35.2	302.4
Immunology	9.0	13.8	10.9	33.7
Other (1)	64.5	43.7	87.2	195.4
Total	$1,023.4	$989.6	$805.2	$2,818.2

Six Months Ended June 30, 2019
Central Nervous System & Anesthesia	$270.9	$405.0	$156.9	$832.8
Infectious Disease	48.6	120.7	512.7	682.0
Respiratory & Allergy	496.8	229.7	99.9	826.4
Cardiovascular	95.8	232.4	74.8	403.0
Gastroenterology	64.9	287.0	180.4	532.3
Diabetes & Metabolism	234.8	139.1	76.2	450.1
Dermatology	39.4	141.9	41.4	222.7
Women’s Healthcare	169.1	104.8	39.3	313.2
Oncology	371.7	37.9	64.2	473.8
Immunology	19.1	21.0	17.3	57.4
Other (1)	135.2	165.4	184.5	485.1
Total	$1,946.3	$1,884.9	$1,447.6	$5,278.8
____________
(1) Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
Variable Consideration and Accounts Receivable
        The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Gross sales	$4,457.6	$4,631.0	$8,881.6	$8,789.5
Gross to net adjustments:
Chargebacks	(795.5)	(751.6)	(1,649.9)	(1,455.3)
Rebates, promotional programs and other sales allowances	(820.4)	(874.5)	(1,666.0)	(1,730.7)
Returns	(57.6)	(75.2)	(116.6)	(121.0)
Governmental rebate programs	(88.2)	(111.5)	(165.0)	(203.7)
Total gross to net adjustments	$(1,761.7)	$(1,812.8)	$(3,597.5)	$(3,510.7)
Net sales	$2,695.9	$2,818.2	$5,284.1	$5,278.8

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
        No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2020. Such allowances were comprised of the following at June 30, 2020 and December 31, 2019, respectively:

(In millions)	June 30, 2020	December 31, 2019
Accounts receivable, net	$1,349.8	$1,512.0
Other current liabilities	694.4	796.5
Total	$2,044.2	$2,308.5
Accounts receivable, net was comprised of the following at June 30, 2020 and December 31, 2019, respectively:

(In millions)	June 30, 2020	December 31, 2019
Trade receivables, net	$2,440.8	$2,640.1
Other receivables	312.4	418.7
Accounts receivable, net	$2,753.2	$3,058.8
Receivables Facility and Note Securitization Facility
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc., the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”) and a $200 million note securitization facility (the “Note Securitization Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $409.5 million and $407.0 million of securitized accounts receivable at June 30, 2020 and December 31, 2019, respectively.
On August 4, 2020, the Company entered into (i) an amendment to the Receivables Facility to permit the occurrence of the Combination and to make certain other updates and (ii) an amendment to the Note Securitization Facility to extend the maturity date to August 30, 2021.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $131.9 million and $90.1 million of accounts receivable as of June 30, 2020 and December 31, 2019, respectively, under these factoring arrangements.

3.Recent Accounting Pronouncements
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
        In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of this update is to clarify and align the accounting and capitalization of implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The updated guidance will require an entity in a hosting arrangement that is a service contract, to follow guidance in ASC 350 Topic 350, Intangibles-Goodwill and Other, to determine which implementation costs to capitalize as an asset and which costs to expense. The Company applied the provisions of ASU 2018-15 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
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
        In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered. Among other things, the amendments narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those financial statements. The effective date of the amendment is January 4, 2021 with earlier voluntary compliance permitted. We have chosen to voluntarily comply with the amended rules effective during the three months ended March 31, 2020 and have included the required disclosures as a component of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q as permitted by the amendments.
Accounting Standards Issued Not Yet Adopted
        In January 2020, the FASB issued Accounting Standards Update 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. ASU 2020-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.
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

4.Acquisitions and Other Transactions
Upjohn Business Combination Agreement
        On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed “Viatris” effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
        Prior to the Combination and pursuant to a Separation and Distribution Agreement (as amended, the “Separation Agreement”), dated as of July 29, 2019, between Pfizer and Newco, Pfizer will, among other things, transfer to Newco substantially all of the assets and liabilities comprising the Upjohn Business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer stockholders all of the issued and outstanding shares of Newco (the “Distribution”). When the Distribution and Combination are completed, Pfizer stockholders as of the record date of the Distribution will own 57% of the outstanding shares of Newco common stock, and Mylan shareholders as of immediately before the Combination will own 43% of the outstanding shares of Newco common stock, in each case on a fully diluted basis. Newco will make a cash payment to Pfizer equal to $12 billion, to be funded with the proceeds of debt incurred by Newco, as partial consideration for the contribution of the Upjohn Business from Pfizer to Newco.
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
On March 17, 2020, Pfizer received the IRS ruling with respect to the Combination, which is generally binding, unless the relevant facts or circumstances change prior to closing. On June 30, 2020, Mylan’s shareholders voted to approve the Combination at the extraordinary general meeting of shareholders.
        On May 29, 2020, Mylan, Pfizer, Newco and certain of their affiliates entered into Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”), and Pfizer and Newco entered into Amendment No. 2 to the Separation and Distribution Agreement (the “SDA Amendment” and, together with the BCA Amendment, the “Amendments”). In light of the ongoing regulatory review process, including delays related to the COVID-19 pandemic, the Amendments provide, among other things, that the closing of the Combination shall not occur prior to October 1, 2020 (unless otherwise agreed to by Mylan and Pfizer) and that the Outside Date (as defined in the Business Combination Agreement) shall be December 31, 2020. Mylan and Pfizer expect the closing of the Combination to occur in the fourth quarter of 2020.
On June 16, 2020, Upjohn entered into a revolving credit agreement (the “Upjohn Revolving Credit Agreement”), by and among Upjohn, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Upjohn Revolving Administrative Agent”). The Upjohn Revolving Credit

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Agreement contains a revolving credit facility (the “Upjohn Revolving Credit Facility”) under which Upjohn may obtain extensions of credit in an aggregate principal amount not to exceed $4.0 billion, in U.S. dollars or alternative currencies including Euro, Sterling, Yen and any other currency that is approved by the Upjohn Revolving Administrative Agent and each lender under the Upjohn Revolving Credit Facility. The Upjohn Revolving Credit Facility will be available to Upjohn upon (a) its delivery of a certificate certifying that (i) the conditions to the consummation of the Combination have been satisfied or waived or are expected to be satisfied or waived on the date of funding of such facility or within one business day thereafter and (ii) the distribution by Pfizer to its stockholders of its shares of Upjohn’s common stock, by way of either, at Pfizer’s option, a spin-off or a split-off, pursuant to the Separation Agreement is expected to be, the Combination is expected to be, and the contribution of the Upjohn Business to Upjohn has been or is expected to be consummated on the Upjohn Revolver Closing Date (as defined below) or within one business day thereafter (an “RMT Condition Certificate”) and (b) the satisfaction of certain customary conditions (the date such conditions are satisfied or waived being referred to as the “Upjohn Revolver Closing Date”). Subject to satisfaction of the foregoing conditions, up to $1.5 billion under the Upjohn Revolving Credit Facility will be available to Upjohn in a single draw on the Upjohn Revolver Closing Date for the sole purpose of funding a portion of the cash payment of $12.0 billion by Upjohn to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn, as required by the Separation Agreement.

On June 16, 2020, Upjohn entered into a delayed draw term loan credit agreement (the “Upjohn Term Loan Credit Agreement”), by and among Upjohn, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent. The Upjohn Term Loan Credit Agreement provides for an 18-month $600.0 million principal amount delayed draw senior unsecured term loan facility (the “Upjohn Term Loan Credit Facility”).
The Upjohn Term Loan Credit Facility will be available to Upjohn upon its delivery of an RMT Condition Certificate and upon satisfaction of certain customary conditions. Upjohn intends to borrow the full $600.0 million aggregate principal amount available under the Upjohn Term Loan Credit Facility in order to fund a portion of the cash payment to Pfizer and related transaction fees and expenses, as required by the Separation Agreement.
On June 22, 2020, Upjohn completed a private offering of $7.45 billion aggregate principal amount of Upjohn’s senior, U.S. dollar-denominated notes (the “Upjohn U.S. Dollar Notes”) and on June 23, 2020, Upjohn Finance B.V. (“Finco”), a wholly-owned financing subsidiary of Upjohn, completed a private offering of €3.60 billion aggregate principal amount of Finco’s senior, euro-denominated notes (the “Upjohn Euro Notes” and, together with the Upjohn U.S. Dollar Notes, the “Upjohn Notes”), which are guaranteed on a senior unsecured basis by Upjohn. Upjohn intends to use the net proceeds from the offerings of the Upjohn Notes, together with the net proceeds from the Upjohn Term Loan Credit Facility, to fund in full the $12.0 billion cash payment to Pfizer and related transaction fees and expenses. The Upjohn Notes are initially guaranteed on a senior unsecured basis by Pfizer, which guarantees will be automatically and unconditionally terminated and released without consent of holders upon the consummation of the Distribution. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of Upjohn following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan N.V. or Mylan Inc. ( the “Mylan Notes”) will become guarantors of the Upjohn Notes, substantially concurrently with Upjohn becoming a guarantor of the Mylan Notes.
Upjohn had previously obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. The bridge loan was subject to customary terms and conditions including a financial covenant. The commitments under the bridge loan commitment letter dated as of July 29, 2019 were reduced concurrently with the effectiveness of the Upjohn Revolving Credit Agreement and Upjohn Term Loan Credit Agreement, and were fully terminated upon the completion of each offering of Upjohn Notes.

Under the terms of the Business Combination Agreement and Separation Agreement, Mylan will be obligated to reimburse Pfizer for 43% of certain financing related costs if the Combination does not close and Viatris will be obligated to reimburse Pfizer for all such financing related costs if the Combination closes. As a result of the completion of the financing transactions described above, Mylan recorded an $85.0 million charge during the three months ended June 30, 2020, which is included as a component of selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of operations to reflect Mylan’s obligation to reimburse Pfizer for 43% of those financing related costs.
In connection with the Separation Agreement and the Business Combination Agreement, Pfizer, Upjohn and Mylan previously agreed to review and negotiate a potential transfer of Pfizer’s Meridian Medical Technologies business (the “Meridian Business”) to Upjohn. The Meridian Business is Mylan’s supplier of EpiPen® Auto-Injectors pursuant to an agreement that had an expiration date of December 31, 2020 (the “EpiPen Supply Agreement”). Instead of proceeding with the transfer of the Meridian Business, Pfizer and Mylan agreed subsequent to June 30, 2020 to extend the EpiPen Supply Agreement for an additional four-year period through December 31, 2024, with an option for Mylan (or Upjohn) to further extend the term for an additional one-year period thereafter. Mylan and Pfizer have also reached a preliminary agreement on the

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
general terms under which Pfizer would transfer certain Pfizer assets that currently form part of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan to Mylan or, following the Combination, to Viatris. Any such proposed transaction would be subject to the finalization and execution of a definitive agreement that would contain customary closing conditions including, but not limited to, receipt of any necessary regulatory approvals.

5.Share-Based Incentive Plan
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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	737,673	17.61
Exercised	(27,615)	21.13
Forfeited	(285,591)	25.01
Outstanding at June 30, 2020	6,772,176	$35.42
Vested and expected to vest at June 30, 2020	6,568,741	$35.71
Exercisable at June 30, 2020	5,154,492	$38.76
As of June 30, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.5 years, 5.4 years and 4.4 years, respectively. Also, at June 30, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic values.
A summary of the status of the Company’s nonvested restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of June 30, 2020 and the changes during the six months ended June 30, 2020 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2019	4,105,689	$34.42
Granted	2,945,085	17.48
Released	(1,104,737)	36.57
Forfeited	(252,227)	43.02
Nonvested at June 30, 2020	5,693,810	$24.86
As of June 30, 2020, the Company had $94.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.6 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2020 and 2019 was $19.1 million and $36.7 million, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
6.Pensions and Other Postretirement Benefits
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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Service cost	$5.3	$5.3	$10.6	$10.6
Interest cost	2.9	3.9	5.8	7.7
Expected return on plan assets	(3.4)	(3.1)	(6.8)	(6.1)
Amortization of prior service costs	—	0.2	—	0.5
Recognized net actuarial losses (gains)	0.1	(0.2)	0.3	(0.4)
Net periodic benefit cost	$4.9	$6.1	$9.9	$12.3
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

7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$323.6	$475.6	$211.5
Restricted cash, included in prepaid expenses and other current assets	1.1	15.5	1.2
Cash, cash equivalents and restricted cash	$324.7	$491.1	$212.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Inventories

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$877.4	$886.8
Work in process	410.3	417.2
Finished goods	1,498.0	1,366.9
Inventories	$2,785.7	$2,670.9
Prepaid and other current assets

(In millions)	June 30, 2020	December 31, 2019
Prepaid expenses	$168.2	$156.7
Restricted cash	1.1	15.5
Available-for-sale fixed income securities	38.6	26.8
Fair value of financial instruments	19.1	43.3
Equity securities	39.0	39.0
Other current assets	336.1	270.7
Prepaid expenses and other current assets	$602.1	$552.0
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2020	December 31, 2019
Machinery and equipment	$2,542.9	$2,523.7
Buildings and improvements	1,198.8	1,197.3
Construction in progress	247.7	277.3
Land and improvements	123.1	124.6
Gross property, plant and equipment	4,112.5	4,122.9
Accumulated depreciation	2,075.0	1,973.3
Property, plant and equipment, net	$2,037.5	$2,149.6
Other assets

(In millions)	June 30, 2020	December 31, 2019
Equity method investments, clean energy investments	$71.4	$92.2
Operating lease right-of-use assets	230.2	254.6
Other long-term assets	123.1	58.2
Other assets	$424.7	$405.0
Accounts payable

(In millions)	June 30, 2020	December 31, 2019
Trade accounts payable	$801.3	$1,061.9
Other payables	455.4	466.2
Accounts payable	$1,256.7	$1,528.1

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	June 30, 2020	December 31, 2019
Accrued sales allowances	$694.4	$796.5
Legal and professional accruals, including litigation accruals	111.7	138.2
Payroll and employee benefit liabilities	426.0	467.1
Contingent consideration	119.8	120.4
Accrued interest	80.1	59.1
Restructuring	16.3	26.0
Equity method investments, clean energy investments	49.1	47.7
Fair value of financial instruments	30.1	12.9
Operating lease liability	68.2	76.7
Other	632.5	575.3
Other current liabilities	$2,228.2	$2,319.9
Other long-term obligations

(In millions)	June 30, 2020	December 31, 2019
Employee benefit liabilities	$402.4	$408.9
Contingent consideration	103.4	130.3
Equity method investments, clean energy investments	38.4	57.2
Tax related items, including contingencies	110.2	109.6
Operating lease liability	159.2	175.7
Other	87.7	79.1
Other long-term obligations	$901.3	$960.8

8.Equity Method Investments
The Company currently has three equity method investments in limited liability companies that own refined coal production plants (the “clean energy investments”) whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Total revenues	$87.8	$85.6	$175.3	$172.5
Gross loss	(1.1)	(1.0)	(2.2)	(2.0)
Operating and non-operating expense	4.5	4.2	9.2	9.1
Net loss	$(5.6)	$(5.2)	$(11.4)	$(11.1)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended June 30, 2020 and 2019, the Company recognized net losses from equity method investments of $17.2 million and $16.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized net losses from equity method investments of $34.5 million and $33.2 million, respectively, which were recognized as a component of other expense,

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

9.Earnings (Loss) per Ordinary Share
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
Basic and diluted earnings (loss) per ordinary share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Basic earnings (loss) (numerator):
Net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Shares (denominator):
Weighted average ordinary shares outstanding	516.9	515.5	516.7	515.3
Basic earnings (loss) per ordinary share	$0.08	$(0.33)	$0.12	$(0.38)

Diluted earnings (loss) (numerator):
Net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Shares (denominator):
Weighted average ordinary shares outstanding	516.9	515.5	516.7	515.3
Share-based awards	0.3	—	0.4	—
Total dilutive shares outstanding	517.2	515.5	517.1	515.3
Net earnings (loss) per diluted ordinary share	$0.08	$(0.33)	$0.12	$(0.38)
Additional stock awards and restricted stock awards were outstanding during the three and six months ended June 30, 2020 and 2019, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2020 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 11.1 million shares and 10.4 million shares for the three and six months ended June 30, 2020, respectively, and 10.6 million shares and 9.7 million shares for the three and six months ended 2019, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2019:
Goodwill	$3,708.4	$4,548.6	$1,718.6	$9,975.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,323.4	4,548.6	1,718.6	9,590.6
Foreign currency translation	(39.0)	4.6	(32.9)	(67.3)
	$3,284.4	$4,553.2	$1,685.7	$9,523.3
Balance at June 30, 2020:
Goodwill	$3,669.4	$4,553.2	$1,685.7	$9,908.3
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,284.4	$4,553.2	$1,685.7	$9,523.3

Intangible assets consist of the following components at June 30, 2020 and December 31, 2019:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2020
Product rights, licenses and other (1)	15	$20,088.2	$9,247.3	$10,840.9
In-process research and development		115.0	—	115.0
		$20,203.2	$9,247.3	$10,955.9
December 31, 2019
Product rights, licenses and other (1)	15	$20,109.1	$8,579.5	$11,529.6
In-process research and development		120.3	—	120.3
		$20,229.4	$8,579.5	$11,649.9
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
        During the three and six months ended June 30, 2019, the Company recognized impairment charges of $40.4 million and $69.9 million, respectively, which have been recorded as a component of amortization expense, for the impairment of certain finite-lived and in-process research and development (“IPR&D”) assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. No impairment charges were recognized during the three and six months ended June 30, 2020. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these assets and could result in additional future impairment charges.
        The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the decline in the Company’s share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020. The Company performed the annual goodwill impairment test as of April 1, 2020. There were no significant changes from the interim goodwill test performed at March 31, 2020 and the results were consistent with the interim goodwill impairment test.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

        The Company has performed both the interim goodwill impairment test and its annual goodwill impairment test on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2020 and April 1, 2020, the allocation of the Company’s total goodwill was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.
As of March 31, 2020 and April 1, 2020, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of our overall business declined because of future forecasts and the decline in our share price.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.3 billion or 11.0% for both the interim and annual goodwill impairment test. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2019 annual impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020 and April 1, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
        Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 totaled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Intangible asset amortization expense	$351.6	$399.2	$702.8	$804.7
IPR&D intangible asset impairment charges	—	—	—	29.5
Finite-lived intangible asset impairment charges	—	40.4	—	40.4
Total intangible asset amortization expense (including impairment charges)	$351.6	$439.6	$702.8	$874.6
Intangible asset amortization expense over the remainder of 2020 and for the years ended December 31, 2021 through 2024 is estimated to be as follows (excludes the potential impact of the Combination):

(In millions)
2020	$718
2021	1,358
2022	1,289
2023	1,126
2024	1,015

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
11.Financial Instruments and Risk Management
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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	June 30, 2020	December 31, 2019
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Total	€3,000.0	€2,354.0	€2,354.0
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$22.3
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	12.5
Total		$—		$34.8

	Liability Derivatives
	June 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	20.0	Other current liabilities	—
Total		$20.0		$—

The Effect of Derivative Instruments in the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$19.1	Prepaid expenses and other current assets	$8.5
Total		$19.1		$8.5

	Liability Derivatives
	June 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$10.1	Other current liabilities	$12.9
Total		$10.1		$12.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$—	$13.5	$22.1	$21.0
Total		$—	$13.5	$22.1	$21.0

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
2023 Senior Notes (3.125% coupon)	Interest expense	$—	$(13.5)	$(22.1)	$(21.0)
Total		$—	$(13.5)	$(22.1)	$(21.0)
        In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Foreign currency forward contracts	$12.8	$3.8	$(30.0)	$19.3
Total	$12.8	$3.8	$(30.0)	$19.3
The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Foreign currency borrowings and forward contracts	$(44.9)	$(34.5)	$(4.8)	$20.7
Total	$(44.9)	$(34.5)	$(4.8)	$20.7

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2020	2019	2020	2019
Foreign currency forward contracts	Net sales	$(2.9)	$(1.9)	$(2.8)	$(1.6)
Interest rate swaps	Interest expense	(1.1)	(1.8)	(2.2)	(3.6)
Total		$(4.0)	$(3.7)	$(5.0)	$(5.2)
At June 30, 2020, the Company expects that approximately $40.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2020	2019	2020	2019
Foreign currency option and forward contracts	Other expense, net	$(16.3)	$(21.7)	$13.1	$(27.5)
Total		$(16.3)	$(21.7)	$13.1	$(27.5)
Fair Value Measurement
Fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.
•Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	June 30, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.8	$—	$—	$0.8
Total cash equivalents	0.8	—	—	0.8
Equity securities:
Exchange traded funds	38.4	—	—	38.4
Marketable securities	0.6	—	—	0.6
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	17.8	—	17.8
U.S. Treasuries	—	13.6	—	13.6
Agency mortgage-backed securities	—	1.7	—	1.7
Asset backed securities	—	4.9	—	4.9
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	38.6	—	38.6
Foreign exchange derivative assets	—	19.1	—	19.1
Total assets at recurring fair value measurement	$39.8	$57.7	$—	$97.5
Financial Liabilities
Foreign exchange derivative liabilities	—	30.1	—	30.1
Contingent consideration	—	—	223.2	223.2
Total liabilities at recurring fair value measurement	$—	$30.1	$223.2	$253.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	38.3	—	—	38.3
Marketable securities	0.7	—	—	0.7
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	10.8	—	10.8
U.S. Treasuries	—	9.5	—	9.5
Agency mortgage-backed securities	—	2.3	—	2.3
Asset backed securities	—	3.6	—	3.6
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	21.0	—	21.0
Interest rate swap derivative assets	—	22.3	—	22.3
Total assets at recurring fair value measurement	$39.7	$70.1	$—	$109.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$12.9	$—	$12.9
Contingent consideration	—	—	250.7	250.7
Total liabilities at recurring fair value measurement	$—	$12.9	$250.7	$263.6
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the condensed consolidated statements of operations.
•Available-for-sale fixed income investments — valued at the quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value, net of income taxes, are included in accumulated other comprehensive loss as a component of shareholders’ equity.
•Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.
•Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices and spot rates at the reporting date. Counterparties to these contracts are highly rated financial institutions.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s proprietary dry powder inhaler delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At June 30, 2020 and December 31, 2019, discount rates ranging from 3.5% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2019 to June 30, 2020 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2019	$120.4	$130.3	$250.7
Payments	(52.3)	—	(52.3)
Reclassifications	34.8	(34.8)	—
Accretion	—	6.1	6.1
Fair value loss (3)	16.9	1.8	18.7
Balance at June 30, 2020	$119.8	$103.4	$223.2
____________
(1)Included in other current liabilities in the condensed consolidated balance sheets.
(2)Included in other long-term obligations in the condensed consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

12.Debt
Short-Term Borrowings
        The Company had no short-term borrowings as of June 30, 2020 and December 31, 2019. The following provides an overview of the Company’s short-term credit facilities.
Receivables Facility and Note Securitization Facility
        The Company has the $400 million Receivables Facility which expires in April 2022. The Company also has the $200 million Note Securitization Facility which expires on August 30, 2021. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of June 30, 2020. As of June 30, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
Commercial Paper Program
        The Company maintains a $1.65 billion commercial paper program (the “Commercial Paper Program”) to support its working capital requirements and for general corporate purposes. There were no commercial paper notes (the “CP Notes”) outstanding under this program as of June 30, 2020 and December 31, 2019. Amounts available under the Commercial Paper

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the CP Notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The Company’s Revolving Credit Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
Long-Term Debt
        A summary of long-term debt is as follows:

(In millions)	Interest Rate as of June 30, 2020	June 30, 2020	December 31, 2019
Current portion of long-term debt:
2020 Floating Rate Euro Notes (a) **		—	560.6
2020 Euro Senior Notes **	1.250%	842.1	840.1
2020 Senior Notes **	3.750%	50.0	50.0
2021 Senior Notes **	3.150%	2,249.5	—
Other		6.3	8.3
Deferred financing fees		(3.5)	(1.4)
Current portion of long-term debt		$3,144.4	$1,457.6

Non-current portion of long-term debt:
2021 Senior Notes **	3.150%	—	2,249.2
2023 Senior Notes (b) *	3.125%	789.3	771.8
2023 Senior Notes *	4.200%	499.2	499.1
2024 Euro Senior Notes **	2.250%	1,121.6	1,119.3
2025 Euro Senior Notes *	2.125%	560.7	559.6
2026 Senior Notes **	3.950%	2,238.9	2,238.1
2028 Euro Senior Notes **	3.125%	836.2	834.3
2028 Senior Notes *	4.550%	748.5	748.4
2043 Senior Notes *	5.400%	497.2	497.2
2046 Senior Notes **	5.250%	999.9	999.8
2048 Senior Notes *	5.200%	747.7	747.7
Other		6.4	8.9
Deferred financing fees		(51.2)	(59.1)
Long-term debt		$8,994.4	$11,214.3
____________
(a) The 2020 Floating Rate Euro Notes were repaid at maturity in the second quarter of 2020. The instrument bore interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.
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
**  Instrument was issued by Mylan N.V.
For additional information, see Note 10 Debt in Mylan N.V.’s 2019 Form 10-K.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Revolving Credit Facility
        The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“maximum leverage ratio”). On June 16, 2020, the Company entered into an amendment to the Revolving Credit Facility to temporarily increase the maximum leverage ratio to 4.25 to 1.00 after the March 31, 2020 reporting period through the December 31, 2020 reporting period with a maximum leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at June 30, 2020 and expects to remain in compliance for the next twelve months. The Revolving Credit Facility will terminate upon completion of the Combination.
Fair Value
At June 30, 2020 and December 31, 2019, the aggregate fair value of the Company’s outstanding notes was approximately $13.4 billion. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2020 were as follows for each of the periods ending December 31:

(In millions)	Total
2020	$893
2021	2,250
2022	—
2023	1,250
2024	1,123
Thereafter	6,654
Total	$12,170

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2020	December 31, 2019
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$1.3	$0.6
Net unrecognized loss and prior service cost related to defined benefit plans, net of tax	(12.4)	(17.4)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(55.7)	(31.6)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(79.0)	(74.3)
Foreign currency translation adjustment	(1,879.1)	(1,674.5)
	$(2,024.9)	$(1,797.2)
        Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2020 and 2019:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2020, net of tax			$(70.1)	$(34.1)	$0.8	$(19.0)	$(2,331.1)	$(2,453.5)
Other comprehensive earnings (loss) before reclassifications, before tax			14.7	(47.3)	0.6	6.5	452.0	426.5
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.9		2.9					2.9
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			18.7	(47.3)	0.6	6.6	452.0	430.6
Income tax provision (benefit)			4.3	(2.4)	0.1	—	—	2.0
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2019, net of tax			$(39.3)	$(75.7)	$0.4	$1.6	$(1,597.5)	$(1,710.5)
Other comprehensive earnings (loss) before reclassifications, before tax			5.7	(36.3)	0.2	—	196.6	166.2
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.9		1.9					1.9
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						(0.2)		(0.2)
Net other comprehensive earnings (loss), before tax			9.4	(36.3)	0.2	—	196.6	169.9
Income tax provision (benefit)			3.1	(1.8)	(0.1)	(0.1)	—	1.1
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(37.7)	(5.0)	0.8	4.7	(204.6)	(241.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.8		2.8					2.8
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.2	2.2					2.2
Amortization of actuarial loss included in SG&A						0.3		0.3
Net other comprehensive (loss) earnings, before tax			(32.7)	(5.0)	0.8	5.0	(204.6)	(236.5)
Income tax (benefit) provision			(8.6)	(0.3)	0.1	—	—	(8.8)
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			30.2	21.8	0.6	0.1	(141.9)	(89.2)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.6		1.6					1.6
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial loss included in SG&A						(0.4)		(0.4)
Net other comprehensive earnings (loss), before tax			35.4	21.8	0.6	0.2	(141.9)	(83.9)
Income tax provision (benefit)			11.9	1.1	(0.1)	—	—	12.9
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)

14.Segment Information
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

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2020
Net sales	$1,039.0	$935.0	$721.9	$—	$2,695.9
Other revenue	14.9	3.5	16.9	—	35.3
Intersegment revenue	53.1	31.2	141.2	(225.5)	—
Total	$1,107.0	$969.7	$880.0	$(225.5)	$2,731.2

Segment profitability	$504.7	$249.5	$133.1	$—	$887.3

Intangible asset amortization expense					(351.6)
Globally managed research and development costs					(64.3)
Corporate costs and special items					(321.4)
Litigation settlements & other contingencies					(15.8)
Earnings from operations					$134.2

Six Months Ended June 30, 2020
Net sales	$1,994.5	$1,956.9	$1,332.7	$—	$5,284.1
Other revenue	34.4	7.7	24.2	—	66.3
Intersegment revenue	94.1	59.6	261.3	(415.0)	—
Total	$2,123.0	$2,024.2	$1,618.2	$(415.0)	$5,350.4

Segment profitability	$949.6	$525.1	$201.3	$—	$1,676.0

Intangible asset amortization expense					(702.8)
Globally managed research and development costs					(90.0)
Corporate costs and special items					(546.7)
Litigation settlements & other contingencies					(17.6)
Earnings from operations					$318.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended June 30, 2019
Net sales	$1,023.4	$989.6	$805.2	$—	$2,818.2
Other revenue	19.1	3.8	10.4	—	33.3
Intersegment revenue	35.1	22.3	134.8	(192.2)	—
Total	$1,077.6	$1,015.7	$950.4	$(192.2)	$2,851.5

Segment profitability	$457.9	$194.5	$171.1	$—	$823.5

Intangible asset amortization expense					(399.2)
Intangible asset impairment charges					(40.4)
Globally managed research and development costs					(49.9)
Corporate costs and special items					(217.6)
Litigation settlements & other contingencies					(20.9)
Earnings from operations					$95.5

Six Months Ended June 30, 2019
Net sales	$1,946.3	$1,884.9	$1,447.6	$—	$5,278.8
Other revenue	41.2	8.5	18.5	—	68.2
Intersegment revenue	50.7	43.1	248.1	(341.9)	—
Total	$2,038.2	$1,936.5	$1,714.2	$(341.9)	$5,347.0

Segment profitability	$852.4	$398.6	$264.9	$—	$1,515.9

Intangible asset amortization expense					(804.7)
Intangible asset impairment charges					(69.9)
Globally managed research and development costs					(120.5)
Corporate costs and special items					(379.7)
Litigation settlements & other contingencies					(21.6)
Earnings from operations					$119.5

15.Restructuring
        2020 Restructuring Program
        On February 27, 2020, the Company announced that it has formalized the next steps in its efforts to sustain long-term value creation through the proactive transformation of its business. This transformation initiative includes a new global restructuring program. The program is intended to support the Company’s effort to improve operating performance and meet anticipated market demands by ensuring that the Company is appropriately structured and resourced to deliver sustainable value to customers, patients, other stakeholders and shareholders. Key activities under the program include supply chain network optimization intended to maximize the efficiency of the Company’s global manufacturing and distribution network capacity and further optimizing functional capabilities that support business growth.
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
The following table summarizes the restructuring charges and the reserve activity from December 31, 2019 to June 30, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (1)	2.9	4.7	7.6
Cash payment	(6.0)	(0.9)	(6.9)
Utilization	—	(3.7)	(3.7)
Foreign currency translation	(0.4)	(0.1)	(0.5)
Balance at March 31, 2020:	$22.9	$2.8	$25.7
Charges (1)	0.4	23.2	23.6
Cash payment	(3.8)	(3.2)	(7.0)
Utilization	—	(20.0)	(20.0)
Foreign currency translation	0.4	0.1	0.5
Balance at June 30, 2020:	$19.9	$2.9	$22.8
____________
(1)  For the three months ended June 30, 2020, total restructuring charges in North America, Europe and Rest of World were approximately $3.6 million, $19.0 million and $1.0 million, respectively. For the six months ended June 30, 2020, total restructuring charges in North America, Europe, Rest of World, and corporate were approximately $8.0 million, $21.4 million, $1.3 million, and $0.5 million, respectively.
        At June 30, 2020 and December 31, 2019, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at June 30, 2020 totaled approximately $391 million. We estimate that the amounts that may be paid through the end of 2020 to be approximately $73 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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

        On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which Revance had agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the Biosimilar Initial Advisory Meeting (BIAM) with the U.S. Food and Drug Administration (“FDA”). In accordance with the Amendment, the Company was required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables. On June 1, 2020, the Company and Revance announced a decision to continue the development program for a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As a result, during the second quarter of 2020, the Company recorded $30 million of R&D expense for a milestone payment that was due upon the decision to continue the program.

There have been no other significant changes to our collaboration and licensing agreements as disclosed in our 2019 Form 10-K.

17.Income Taxes
CARES Act
        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. We anticipate that the applicable provisions of the CARES Act will reduce our 2020 income tax expense by approximately $26.0 million, of which $4.0 million has been recorded as of June 30, 2020. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
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
        During the second quarter of 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the February 27, 2015 acquisition by Mylan N.V. of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business. Under the agreement in principle, which was finalized as part of a closing agreement with the IRS on October 11, 2019, our status as a non-U.S. corporation for U.S. Federal income tax purposes has been confirmed, and we have adjusted the interest rates used for intercompany loans. During the second quarter of 2019, the Company recorded a reserve of approximately $140.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $129.9 million related to this matter. Once the agreement with the IRS was finalized in the fourth quarter of 2019, the Company increased the reserve by $15.0 million with a corresponding increase to the income tax provision.
Several international audits are currently in progress. In some cases, the tax auditors have proposed adjustments to our tax positions including with respect to intercompany transactions, and we are in ongoing discussions with the auditors regarding the validity of their positions. The Company has recorded a reserve for uncertain tax positions of $99.6 million and $89.2 million, including interest and penalties, in connection with its international audits at June 30, 2020 and December 31, 2019, respectively. In certain cases, these audits can also result in non-tax consequences. For example, under French law, certain tax matters are automatically referred for criminal investigation.
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
18.Litigation
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
Modafinil Antitrust Litigation
Beginning in April 2006, Mylan and four other drug manufacturers were named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions alleged violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to modafinil. Mylan has settled all of these lawsuits.
The Company recorded approximately $18.0 million of expense related to this matter in the second quarter of 2019, which was subsequently paid during the year ended December 31, 2019. At December 31, 2019, the Company had a total accrual of approximately $14.4 million related to this matter, which is included in other current liabilities in the condensed consolidated balance sheets. The amount accrued was paid during 2020.
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
The Company believes that it has strong defenses to the remaining case. Although it is reasonably possible that the Company may incur additional losses from this matter, any amount cannot be reasonably estimated at this time.

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
EpiPen® Auto-Injector Civil Litigation
Mylan Specialty and other Mylan-affiliated entities have been named as defendants in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A Mylan officer and other non-Mylan affiliated companies were also named as defendants in some of the class actions. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a multidistrict litigation (“MDL”) in the U.S. District Court for the District of Kansas and have been consolidated. Mylan filed a motion to dismiss the consolidated amended complaint, which was granted in part and denied in part. On December 7, 2018, the plaintiffs filed a motion for class certification. On February 27, 2020, the District Court issued an order denying in part and granting in part plaintiffs’ motion for class certification. The District Court declined to certify consumer protection and unjust enrichment damages classes, as well as an injunctive relief class. The District Court certified an antitrust class that applies to 17 states and a RICO class. We filed a petition for permission to appeal the class certification decision on March 12, 2020, which was denied. On July 15, 2020, Defendants filed a motion for summary judgment as to the remaining claims asserted by plaintiffs. The motion is pending. A trial date has been scheduled for April 2021. We believe that the remaining claims in these lawsuits are without merit and intend to defend against them vigorously.
        On February 14, 2020, Mylan Specialty and other Mylan-affiliated entities, together with other non-Mylan affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiff in this case asserts federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. On June 18, 2020, the District Court granted Mylan’s motion to compel pre-suit mediation; the litigation is stayed

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
pending completion of pre-suit mediation. We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.
        Beginning in March 2020, Mylan Inc. and Mylan Specialty, together with other non-Mylan affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. Plaintiffs have requested the consolidation of these lawsuits. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
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
The Company has a total accrual of approximately $10.0 million related to this matter at June 30, 2020, which is included in other current liabilities in the condensed consolidated balance sheets. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations, discussed in this “EpiPen® Auto-Injector” section of this Note 18 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Civil Litigation
        Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain counties. They allege harm under federal and state laws, including federal and state antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the lawsuits also name as defendants Mylan’s President, including allegations against him with respect to doxycycline hyclate delayed release, and one of Mylan’s sales employees, including allegations against him with respect to certain generic drugs. The lawsuits have been consolidated in an MDL proceeding in the EDPA. Defendants filed motions to dismiss certain complaints that each allege anticompetitive conduct with respect to single drug products. On October 16, 2018, the Court denied the motions with respect to the federal law claims. On February 15, 2019, the Court granted in part and denied in part the motions with respect to the state law claims. On February 21, 2019, Defendants filed a motion to dismiss certain complaints that allege anticompetitive conduct with respect to multiple drug products, which was denied on August 15, 2019. On July 14, 2020, the Court ordered that certain plaintiffs’ complaints regarding three individual drug products proceed as bellwethers. Mylan is named in those plaintiffs’ complaints that regard one of the three individual drug products. A scheduling order has not yet been issued for these matters.
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
        On May 10, 2019, certain attorneys general filed a new complaint against various drug manufacturers and individuals, including Mylan and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the May 10, 2019 complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-eight states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty-three states and certain territories against several individuals, including a Mylan sales employee. On July 14, 2020, the Court ordered that this complaint proceed as a bellwether. A scheduling order has not yet been issued for this matter.

On June 10, 2020, attorneys general of forty-six states, certain territories and the District of Columbia filed a new complaint against drug manufacturers, including Mylan, and individual defendants (none from Mylan), alleging anticompetitive conduct with respect to additional generic drugs.
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
        On February 26, 2019, MYL Litigation Recovery I LLC (an assignee of entities that purportedly purchased stock of Mylan N.V.) filed an additional complaint against Mylan N.V., Mylan Inc., and certain of their current and former directors and officers in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the third amended complaint identified above. MYL Litigation Recovery I LLC’s complaint seeks damages as well as the plaintiff’s costs. On June 5, 2019, defendants filed a motion to dismiss certain of MYL Litigation Recovery I LLC’s claims, which was granted in part and denied in part on March 30, 2020. On May 6, 2020, plaintiff filed an amended complaint against Mylan N.V., Mylan Inc., and certain of their current and former officers and directors, including allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector.
        On February 14, 2020, the Abu Dhabi Investment Authority filed a complaint against Mylan N.V. and Mylan Inc. in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector and certain generic drugs under the federal securities laws that overlap with those asserted in the third amended complaint identified above. The Abu Dhabi Investment Authority’s complaint seeks damages as well as the plaintiff’s fees and costs. On June 26, 2020, defendants filed a motion to dismiss certain of plaintiff’s claims. The motion is pending.
        Beginning in April 2020, Mylan N.V., its directors and certain of its officers were named as defendants in lawsuits filed in federal court, including a putative class action, alleging certain federal securities law violations for purportedly failing to disclose or misrepresenting material information in the definitive proxy statement filed by Mylan N.V. with the SEC in connection with the Combination. The lawsuits generally seek various relief including (i) enjoining the defendants from proceeding with consummating, or closing the Combination and any vote on the Combination unless and until Mylan discloses and disseminates the purportedly material information; (ii) in the event the Combination is consummated, rescinding it and setting it aside or awarding rescissory damages; and (iii) reasonable attorneys and expert fees. Plaintiffs in each of these cases have dismissed their cases against defendants.
On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi against Mylan N.V. and certain of its directors and officers (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania on behalf of certain purchasers of securities of

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mylan N.V. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan’s Morgantown manufacturing plant and inspections at the plant by the FDA. The complaint alleges that Mylan N.V.’s stock traded at artificially inflated prices as a result of the allegedly misleading statements and omissions. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. The complaint seeks damages, as well as the plaintiff’s fees and costs.
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
Mylan along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 1,000 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. A liability-only trial has been scheduled for March 2021 in a coordinated proceeding in West Virginia state court involving Mylan and numerous other manufacturers, distributors, and pharmacies. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.
Valsartan
        Mylan N.V., and certain of its subsidiaries, along with numerous other manufacturers, retailers and others, have been named (or plaintiffs are seeking to name certain Mylan entities) as defendants in lawsuits in the United States, Canada and other countries stemming from recalls of valsartan-containing medications. The vast majority of these lawsuits have been consolidated in an MDL in the District of New Jersey, which includes class action and individual allegations seeking the refund

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
of the purchase price and other economic damages allegedly sustained by consumers who purchased valsartan-containing products as well as claims for personal injuries allegedly caused by ingestion of the medication. Moreover, Mylan has received requests to indemnify purchasers of Mylan’s active pharmaceutical ingredient and/or finished dose forms of the product. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.
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
        The Company has accrued approximately €7.4 million as of each of December 31, 2019 and June 30, 2020 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
        On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of December 31, 2019 and June 30, 2020. The matter is currently on appeal to the Competition Appeals Tribunal (“CAT”), which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing on the questions and the parties’ observations was held before the CJEU on September 19, 2019. On January 30, 2020, the CJEU ruled on the questions of law referred to it and the proceedings before the CAT had resumed.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Italy Investigation
        The Public Prosecutor’s Office in Milan, Italy is conducting an investigation of Mylan S.p.A. and other pharmaceutical companies concerning interactions with an Italian hospital and sales of certain reimbursable drugs. Mylan S.p.A. has reached an agreement-in-principle to resolve the investigation with no admission of liability or wrongdoing. The agreement-in-principle is subject to judicial approval. The matter as to certain employees of Mylan S.p.A. is ongoing.

Product Liability
        The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $14.5 million and $12.6 million at December 31, 2019 and June 30, 2020, respectively. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $8.4 million accrued related to these various other legal proceedings at June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended (the “2019 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
        This Form 10-Q contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the proposed Combination (as defined below), the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s (as defined below) or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•with respect to the Combination, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Combination, changes in relevant tax and other laws, the parties’ ability to consummate the Combination, the conditions to the completion of the Combination not being satisfied or waived on the anticipated timeframe or at all, the regulatory approvals required for the Combination not being obtained on the terms expected or on the anticipated schedule or at all, the integration of Mylan and the Upjohn Business being more difficult, time consuming or costly than expected, Mylan’s and the Upjohn Business’s failure to achieve expected or targeted future financial and operating performance and results, the possibility that the combined company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination within the expected timeframes or at all or to successfully integrate Mylan and the Upjohn Business, customer loss and business disruption being greater than expected following the Combination, the retention of key employees being more difficult following the Combination, changes in third-party relationships and changes in the economic and financial conditions of the business of Mylan or the Upjohn Business;
•the potential impact of public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic;
•actions and decisions of healthcare and pharmaceutical regulators;
•failure to achieve expected or targeted future financial and operating performance and results;
•uncertainties regarding future demand, pricing and reimbursement for our or the Upjohn Business’s products;
•any regulatory, legal, or other impediments to Mylan’s or the Upjohn Business’s ability to bring new products to market, including, but not limited to, where Mylan or the Upjohn Business uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”);
•success of clinical trials and Mylan’s or the Upjohn Business’s ability to execute on new product opportunities;
•any changes in or difficulties with our or the Upjohn Business’s manufacturing facilities, including with respect to remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;

•the scope, timing, and outcome of any ongoing legal proceedings, including government investigations, and the impact of any such proceedings on our or the Upjohn Business’s financial condition, results of operations, and/or cash flows;
•the ability to meet expectations regarding the accounting and tax treatments of acquisitions;
•changes in relevant tax and other laws, including but not limited to changes in the U.S. tax code and healthcare and pharmaceutical laws and regulations in the U.S. and abroad;
•any significant breach of data security or data privacy or disruptions to our or the Upjohn Business’s information technology systems;
•the ability to protect intellectual property and preserve intellectual property rights;
•the effect of any changes in customer and supplier relationships and customer purchasing patterns;
•the ability to attract and retain key personnel;
•the impact of competition;
•identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products, or assets being more difficult, time-consuming or costly than anticipated;
•the possibility that Mylan may be unable to achieve expected synergies and operating efficiencies in connection with business transformation initiatives, strategic acquisitions, strategic initiatives or restructuring programs within the expected timeframes or at all;
•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and
•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis.
For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2019 Form 10-K, this Form 10-Q and our other filings with the SEC. These risks, as well as other risks associated with Mylan, the Upjohn Business, the combined company and the Combination are also more fully discussed in the Registration Statement on Form S-4, as amended, which includes a proxy statement/prospectus, which was filed by Upjohn (as defined below) with the SEC on October 25, 2019 and declared effective by the SEC on February 13, 2020, the Registration Statement on Form 10, which includes an information statement, which was filed by Upjohn with the SEC on June 12, 2020 and declared effective by the SEC on June 30, 2020, a definitive proxy statement, which was filed by Mylan with the SEC on February 13, 2020, and a prospectus, which was filed by Upjohn with the SEC on February 13, 2020. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.

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
Employee Health and Safety
•Mylan continues to align with government and health authority guidelines in an effort to safeguard our workforce and continues to make assessments on an ongoing basis.
•While Mylan’s business operations are currently considered essential based on government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many Mylan administrative offices continue operating under work from home protocols.
•Because protecting the health and safety of our workforce remains paramount, Mylan has taken extra precautions at manufacturing facilities to aid in the protection of site personnel and operations, including the implementation of social distancing guidelines, daily health assessments and split shifts where feasible.
•Customer facing field personnel have moved to a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products.
•Global restrictions have been placed on travel and in-person meetings.
•Mylan has taken steps to protect the safety of study participants, our employees and staff at clinical trial sites and ensure regulatory compliance and scientific integrity of trial data.
Continuing to Produce Critically Needed Medicines
Manufacturing and Supply
•Mylan has activated worldwide business continuity plans to seek to ensure that our global supply chain platform continues to operate without significant disruption.
•All of our manufacturing facilities, and those of our key global partners, are currently operational and, at this time, we are not experiencing any significant disruptions to our supply chain, including the availability of active pharmaceutical ingredients. Also, we are currently not experiencing any negative impact on our customer service levels.
•Mylan continues to engage with regulatory authorities around the world who are committed to maintaining ongoing regulatory processes while also continuing to make available our global research and development ("R&D"), regulatory and manufacturing expertise and capacity to partners who may be in need of additional resources.
Commercial Operations
•Although the majority of our products globally have not seen a significant decline in customer utilization, as has been publicly reported for several markets and product categories, we are currently experiencing certain fluctuations in COVID-19 related demand trends. We will continue to monitor trends closely as we work to ensure patients have access to needed medicine.
•Inventory levels, both ours and those in our distribution channel, remain in-line with normal levels and are currently assessed to be sufficient for anticipated demand.
Deploying Resources and Expertise in the Fight Against COVID-19
Product Development
•Mylan is also donating certain products to the World Health Organization (WHO) to support its investigation of the potential effectiveness of several medicines in treating COVID-19 as part of the WHO’s global SOLIDARITY trial.

•On May 12, 2020, Mylan announced a global collaboration with Gilead Sciences, Inc. to expand access to the investigational antiviral remdesivir for the potential treatment of COVID-19. Under the terms of the license agreement Mylan has rights to manufacture and distribute remdesivir in 127 low-and middle-income countries, including India.
•On July 6, 2020, Mylan announced that the Drug Controller General of India (the “DCGI”) approved its remdesivir 100 mg/vial for restricted emergency use in India as part of the DCGI’s accelerated approval process to address urgent, unmet needs amid the evolving COVID-19 pandemic.
Maintaining the Health of Our Overall Business
Access to Capital Markets and Liquidity
While currently we are not experiencing any negative liquidity trends related to the COVID-19 pandemic, we continue to closely monitor developments and the potential negative impact on our operating performance and our ability to access the capital markets.
Due to the Company’s ability to generate significant cash flows from operations, as well as its revolving credit agreement, other short-term borrowing facilities and access to capital markets, we believe that we currently have, and will maintain, the ability to meet foreseeable liquidity needs.
Impact on Results of Operations
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption affecting the markets we serve in North America, Europe and Rest of World, which has had and continues to have an impact on our current year results of operations. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”
Restructuring Programs
        On February 27, 2020, the Company announced that it has formalized the next steps in its efforts to sustain long-term value creation through the proactive transformation of its business. This transformation initiative includes a new global restructuring program (the “2020 restructuring program”). The program is intended to support the Company’s effort to improve operating performance and meet anticipated market demands by ensuring that the Company is appropriately structured and resourced to deliver sustainable value to customers, patients, other stakeholders and shareholders. Key activities under the program include supply chain network optimization intended to maximize the efficiency of the Company’s global manufacturing and distribution network capacity and further optimizing functional capabilities that support business growth.
        The Company is currently developing the details of the initiatives, including workforce actions and other restructuring activities. Further details will be disclosed as plans are finalized, including the estimated amount or range of amounts to be incurred by major cost type and future cash expenditures associated with those initiatives. As a result of the COVID-19 pandemic and the related uncertainty and complexity of the current environment, the Company has delayed the implementation of the 2020 restructuring program which is leading to higher than expected costs in 2020.
        The Company previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline its operations globally. The restructuring actions, other than the additional restructuring and remediation activities at the Morgantown, West Virginia plant described below, are substantially complete.
        In April 2018, the U.S. Food and Drug Administration (the “FDA”) completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. The Company submitted a comprehensive response to the FDA and committed to a robust improvement plan. In addition, based upon the Company’s recognition of the continued evolution of industry dynamics and regulatory expectations, during the second quarter of 2018, the Company commenced comprehensive restructuring and remediation activities, which are aimed at reducing the complexity at the Morgantown plant and include the discontinuation and transfer to other manufacturing sites of a number of products, a reduction of the workforce and extensive process and facility remediation. The Company continues to incur incremental manufacturing variances related to these and other activities. In the fourth quarter of 2018, the Company received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter are being addressed within the context of the Company’s comprehensive restructuring and remediation activities. On May 11, 2020 we received the close-out of the warning letter.
        For the six months ended June 30, 2020, the Company incurred expenses amounting to approximately $127.1 million for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant, as well as continued product rationalization. At this time, the total expenses related to ongoing activities at the Morgantown plant cannot be reasonably estimated.
Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.
Upjohn Business Combination Agreement
        On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed “Viatris” effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
Prior to the Combination and pursuant to a Separation and Distribution Agreement (as amended, the “Separation Agreement”), dated as of July 29, 2019, between Pfizer and Newco, Pfizer will, among other things, transfer to Newco substantially all of the assets and liabilities comprising the Upjohn Business (the “Separation”) and, thereafter, Pfizer will distribute to Pfizer stockholders all of the issued and outstanding shares of Newco (the “Distribution”). When the Distribution and Combination are completed, Pfizer stockholders as of the record date of the Distribution will own 57% of the outstanding shares of Newco common stock, and Mylan shareholders as of immediately before the Combination will own 43% of the outstanding shares of Newco common stock, in each case on a fully diluted basis. Newco will make a cash payment to Pfizer equal to $12 billion, to be funded with the proceeds of debt incurred by Newco, as partial consideration for the contribution of the Upjohn Business from Pfizer to Newco.
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
On March 17, 2020, Pfizer received the IRS ruling with respect to the Combination, which is generally binding, unless the relevant facts or circumstances change prior to closing. On June 30, 2020, Mylan’s shareholders voted to approve the Combination at the extraordinary general meeting of shareholders.
On May 29, 2020, Mylan, Pfizer, Newco and certain of their affiliates entered into Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”), and Pfizer and Newco entered into Amendment No. 2 to the Separation and Distribution Agreement (the “SDA Amendment” and, together with the BCA Amendment, the “Amendments”). In light of the ongoing regulatory review process, including delays related to the COVID-19 pandemic, the Amendments provide, among other things, that the closing of the Combination shall not occur prior to October 1, 2020 (unless otherwise agreed to by Mylan and Pfizer) and that the Outside Date (as defined in the Business Combination Agreement) shall be December 31, 2020. Mylan and Pfizer expect the closing of the Combination to occur in the fourth quarter of 2020.

On June 16, 2020, Upjohn entered into a revolving credit agreement (the “Upjohn Revolving Credit Agreement”), by and among Upjohn, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Upjohn Revolving Administrative Agent”). The Upjohn Revolving Credit Agreement contains a revolving credit facility (the “Upjohn Revolving Credit Facility”) under which Upjohn may obtain extensions of credit in an aggregate principal amount not to exceed $4.0 billion, in U.S. dollars or alternative currencies including Euro, Sterling, Yen and any other currency that is approved by the Upjohn Revolving Administrative Agent and each lender under the Upjohn Revolving Credit Facility. The Upjohn Revolving Credit Facility will be available to Upjohn upon (a) its delivery of a certificate certifying that (i) the conditions to the consummation of the Combination have been satisfied or waived or are expected to be satisfied or waived on the date of funding of such facility or within one business day thereafter and (ii) the distribution by Pfizer to its stockholders of its shares of Upjohn’s common stock, by way of either, at Pfizer’s option, a spin-off or a split-off, pursuant to the Separation Agreement is expected to be, the Combination is expected to be, and the contribution of the Upjohn Business to Upjohn has been or is expected to be consummated on the Upjohn Revolver Closing Date (as defined below) or within one business day thereafter (an “RMT Condition Certificate”) and (b) the satisfaction of certain customary conditions (the date such conditions are satisfied or waived being referred to as the “Upjohn Revolver Closing Date”). Subject to satisfaction of the foregoing conditions, up to $1.5 billion under the Upjohn Revolving Credit Facility will be available to Upjohn in a single draw on the Upjohn Revolver Closing Date for the sole purpose of funding a portion of the cash payment of $12.0 billion by Upjohn to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn, as required by the Separation Agreement.
On June 16, 2020, Upjohn entered into a delayed draw term loan credit agreement (the “Upjohn Term Loan Credit Agreement”), by and among Upjohn, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent. The Upjohn Term Loan Credit Agreement provides for an 18-month $600.0 million principal amount delayed draw senior unsecured term loan facility (the “Upjohn Term Loan Credit Facility”).
The Upjohn Term Loan Credit Facility will be available to Upjohn upon its delivery of an RMT Condition Certificate and upon satisfaction of certain customary conditions. Upjohn intends to borrow the full $600.0 million aggregate principal amount available under the Upjohn Term Loan Credit Facility in order to fund a portion of the cash payment to Pfizer and related transaction fees and expenses, as required by the Separation Agreement.
On June 22, 2020, Upjohn completed a private offering of $7.45 billion aggregate principal amount of Upjohn’s senior, U.S. dollar-denominated notes (the “Upjohn U.S. Dollar Notes”) and on June 23, 2020, Upjohn Finance B.V. (“Finco”), a wholly-owned financing subsidiary of Upjohn, completed a private offering of €3.60 billion aggregate principal amount of Finco’s senior, euro-denominated notes (the “Upjohn Euro Notes” and, together with the Upjohn U.S. Dollar Notes, the “Upjohn Notes”), which are guaranteed on a senior unsecured basis by Upjohn. Upjohn intends to use the net proceeds from the offerings of the Upjohn Notes, together with the net proceeds from the Upjohn Term Loan Credit Facility, to fund in full the $12.0 billion cash payment to Pfizer and related transaction fees and expenses. The Upjohn Notes are initially guaranteed on a senior unsecured basis by Pfizer, which guarantees will be automatically and unconditionally terminated and released without consent of holders upon the consummation of the Distribution. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of Upjohn following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan N.V. or Mylan Inc. ( the “Mylan Notes”) will become guarantors of the Upjohn Notes, substantially concurrently with Upjohn becoming a guarantor of the Mylan Notes.
Upjohn had previously obtained commitments for the initial financing of the transaction in the form of a bridge loan from certain financial institutions. The bridge loan was subject to customary terms and conditions including a financial covenant. The commitments under the bridge loan commitment letter dated as of July 29, 2019 were reduced concurrently with the effectiveness of the Upjohn Revolving Credit Agreement and Upjohn Term Loan Credit Agreement, and were fully terminated upon the completion of each offering of Upjohn Notes.
Under the terms of the Business Combination Agreement and Separation Agreement, Mylan will be obligated to reimburse Pfizer for 43% of certain financing related costs if the Combination does not close and Viatris will be obligated to reimburse Pfizer for all such financing related costs if the Combination closes. As a result of the completion of the financing transactions described above, Mylan recorded an $85.0 million charge during the three months ended June 30, 2020, which is included as a component of selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of operations to reflect Mylan’s obligation to reimburse Pfizer for 43% of those financing related costs.

In connection with the Separation Agreement and the Business Combination Agreement, Pfizer, Upjohn and Mylan previously agreed to review and negotiate a potential transfer of Pfizer’s Meridian Medical Technologies business (the “Meridian Business”) to Upjohn. The Meridian Business is Mylan’s supplier of EpiPen® Auto-Injectors pursuant to an agreement that had an expiration date of December 31, 2020 (the “EpiPen Supply Agreement”). Instead of proceeding with the transfer of the Meridian Business, Pfizer and Mylan agreed subsequent to June 30, 2020 to extend the EpiPen Supply Agreement for an additional four-year period through December 31, 2024, with an option for Mylan (or Upjohn) to further extend the term for an additional one-year period thereafter. Mylan and Pfizer have also reached a preliminary agreement on the general terms under which Pfizer would transfer certain Pfizer assets that currently form part of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan to Mylan or, following the Combination, to Viatris. Any such proposed transaction would be subject to the finalization and execution of a definitive agreement that would contain customary closing conditions including, but not limited to, receipt of any necessary regulatory approvals.

Financial Summary
The tables below are a summary of the Company’s financial results for the three and six months ended June 30, 2020 compared to the prior year periods:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$2,731.2	$2,851.5	$(120.3)	(4)%
Gross profit	1,025.7	932.6	93.1	10%
Earnings from operations	134.2	95.5	38.7	41%
Net earnings (loss)	39.4	(168.5)	207.9	123%
Net earnings (loss) per diluted ordinary share	$0.08	$(0.33)	$0.41	124%

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$5,350.4	$5,347.0	$3.4	—%
Gross profit	1,931.8	1,737.8	194.0	11%
Earnings from operations	318.9	119.5	199.4	167%
Net earnings (loss)	60.2	(193.5)	253.7	131%
Net earnings (loss) per diluted ordinary share	$0.12	$(0.38)	$0.50	132%
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

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,039.0	$1,023.4	2%	$2.2	$1,041.2	2%
Europe	935.0	989.6	(6)%	21.3	956.3	(3)%
Rest of World	721.9	805.2	(10)%	44.1	766.0	(5)%
Total net sales	2,695.9	2,818.2	(4)%	$67.6	$2,763.5	(2)%

Other revenues (3)	35.3	33.3	6%	(0.1)	35.2	6%
Consolidated total revenues (4)	$2,731.2	$2,851.5	(4)%	$67.5	$2,798.7	(2)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended June 30, 2020, other revenues in North America, Europe, and Rest of World were approximately $14.9 million, $3.5 million, and $16.9 million, respectively. For the three months ended June 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $19.1 million, $3.8 million, and $10.4 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.73 billion, compared to $2.85 billion for the comparable prior year period, representing a decrease of $120.3 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.70 billion, compared to $2.82 billion for the comparable prior year period, representing a decrease of $122.3 million, or 4%. Other revenues for the current quarter were $35.3 million, compared to $33.3 million for the comparable prior year period.
The decrease in net sales was primarily the result of a decrease in net sales in the Rest of World segment of 10% and a decrease in net sales in the Europe segment of 6%, which were partially offset by an increase in the North America segment of 2%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, the European Union and Australia. The unfavorable impact of foreign currency translation on current period net sales was approximately $67.6 million, or 2%. On a constant currency basis, net sales decreased by approximately $54.7 million, or 2%. This decrease was primarily driven by lower pricing and volumes from net sales of existing products, partially offset by new product sales. In the second quarter of 2020, the COVID-19 pandemic negatively impacted our net sales, primarily in our Europe and Rest of World segments, by approximately 5%, primarily driven by lower retail pharmacy demand, lower non-COVID-19 related patient hospital visits and a lower number of in person meetings with prescribers and payors. This negative impact included the reversal of the forward purchasing, which increased net sales by approximately 2% in the first quarter of 2020.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 26% and 24% for the three months ended June 30, 2020 and 2019, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended June 30, 2020 and 2019 and the net change period over period:
North America Segment
Net sales from North America increased by $15.6 million or 2% during the three months ended June 30, 2020 when compared to the prior year period. This increase was primarily driven by higher volumes from net sales of existing products and new product sales and partially offset by lower pricing on sales of existing products. Higher volumes from net sales of existing products were primarily driven by sales of the WixelaTM InhubTM and Yupelri®, partially offset by lower EpiPen volumes. Lower pricing on sales of existing products was driven by changes in the competitive environment, including for Levothyroxine Sodium. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe decreased by $54.6 million or 6% during the three months ended June 30, 2020 when compared to the prior year period. The decrease was primarily due to lower volumes from net sales of existing products due to COVID-19, the unfavorable impact of foreign currency translation of approximately $21.3 million or 2%, and to a lesser extent, lower pricing on sales of existing products. The unfavorable impact of these items was partially offset by new product sales. Constant currency net sales decreased by approximately $33.3 million, or 3%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World decreased by $83.3 million or 10% during the three months ended June 30, 2020 when compared to the prior year period. This decrease was primarily driven by the unfavorable impact of foreign currency translation, lower volumes from net sales of existing products, driven by the negative impact of COVID-19 in many emerging markets including China, and lower pricing from net sales of existing products, primarily driven by government price cuts in Japan. These decreases were partially offset by new product sales, primarily in Australia. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $44.1 million, or 5%. Constant currency net sales decreased by approximately $39.2 million, or 5% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $1.92 billion for the three months ended June 30, 2019 to $1.71 billion for the three months ended June 30, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2020 was $1.03 billion and gross margins were 38%. For the three months ended June 30, 2019, gross profit was $0.93 billion and gross margins were 33%. Gross margins were positively impacted by lower amortization expense from acquired intangible assets and intangible asset impairment charges realized in the prior year period. In addition, gross margins were positively impacted by higher gross profit from net sales of existing products in North America, primarily driven by gross profit from sales of the WixelaTM InhubTM, and lower restructuring expenses in North America. These items were partially offset by lower gross margins from the net sales of existing products in the Rest of World segment, including in China. Adjusted gross margins were 54% for the three months ended June 30, 2020, compared to 54% for the three months ended June 30, 2019. Adjusted gross margins were positively impacted by higher gross profit from net sales of existing products in North America, primarily driven by gross profit from sales of the WixelaTM InhubTM. This impact was partially offset by lower gross margins from the net sales of existing products in the Rest of World segment, primarily in China and emerging markets.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is as follows:

	Three Months Ended
	June 30,
(In millions)	2020	2019
U.S. GAAP cost of sales	$1,705.5	$1,918.9
Deduct:
Purchase accounting amortization and other related items	(351.8)	(440.0)
Acquisition related items	(1.3)	(1.6)
Restructuring and related costs	(4.1)	(46.3)
Share-based compensation expense	(0.4)	(0.5)
Other special items	(99.5)	(112.1)
Adjusted cost of sales	$1,248.4	$1,318.4

Adjusted gross profit (a)	$1,482.8	$1,533.1

Adjusted gross margin (a)	54%	54%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2020 was $156.3 million, compared to $147.6 million for the comparable prior year period, an increase of $8.7 million. This increase was primarily due to a $30 million milestone payment due to Revance Therapeutics, Inc. (“Revance”) for the continuation of the development program for a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® in the current year period, partially offset by lower expenditures related to the reprioritization of global programs.

Selling, General & Administrative Expense
 SG&A expense for the current quarter was $719.4 million, compared to $668.6 million for the comparable prior year period, an increase of $50.8 million. The increase was primarily the result of higher consulting fees and other expenses primarily related to the pending Combination totaling approximately $120.0 million in the current year period, including approximately $85.0 million related to obligations to reimburse Pfizer for certain financing costs under the Business Combination Agreement and Separation Agreement (the “Combination Agreements”). Partially offsetting this increase were lower selling and promotional expenses, including through our active management and certain lower expenses as a result of COVID-19.
Litigation Settlements and Other Contingencies, Net
During the three months ended June 30, 2020 and 2019, the Company recorded a net charge of $15.8 million and $20.9 million, respectively.
        The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended
	June 30,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$12.1	$(24.8)
Litigation settlements, net	3.7	45.7
Total litigation settlements and other contingencies, net	$15.8	$20.9
During the three months ended June 30, 2020, the Company recorded a $12.1 million loss for fair value adjustments related to Pfizer’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”) contingent consideration and a net charge of approximately $3.7 million related to a number of litigation matters. During the three months ended June 30, 2019, the Company recognized expense of approximately $18.0 million for a settlement in principle related to the modafinil antitrust matter, approximately $30.0 million for a settlement in principle with the SEC in connection with the SEC staff's investigation of the Company's public disclosures regarding its 2016 settlement with the Department of Justice concerning the EpiPen Medicaid Drug Rebate Program. These charges were partially offset by a gain of $24.8 million for fair value adjustments related to the respiratory delivery platform contingent consideration.
Interest Expense
Interest expense for the three months ended June 30, 2020 totaled $116.2 million, compared to $131.2 million for the three months ended June 30, 2019, a decrease of $15.0 million. The decrease is primarily due to lower average long-term debt balances during the current quarter as compared to the prior year period.
Other (Income) Expense, Net
Other income, net, was $2.0 million for the three months ended June 30, 2020, compared to expense of $16.4 million for the comparable prior year period. Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other (income) expense, net was comprised of the following for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended
	June 30,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$17.2	$16.2
Foreign exchange losses, net	3.8	0.4
Other gains, net	(23.0)	(0.2)
Other (income) expense, net	$(2.0)	$16.4

Included in other gains for the three months ended June 30, 2020 was a $16.5 million gain for a fair value adjustment related to a non-marketable investment which the Company holds.
Income Tax (Benefit) Provision
For the three months ended June 30, 2020, the Company recognized an income tax benefit of $19.4 million, compared to an income tax provision of $116.4 million for the comparable prior year period, an increase of $135.8 million. During the current quarter, the Company recognized a benefit as a result of changes in the assessment of the realizability of deferred tax assets. During the three months ended June 30, 2019, the Company reached a settlement in principle with the IRS to resolve federal tax matters related to the February 27, 2015 acquisition by Mylan N.V. of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, including adjusting the interest rates used for intercompany loans and confirming our status as a non-U.S. corporation for U.S. federal income tax purposes, and recorded a reserve of approximately $140.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $129.9 million related to this matter. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,994.5	$1,946.3	2%	$3.3	$1,997.8	3%
Europe	1,956.9	1,884.9	4%	54.6	2,011.5	7%
Rest of World	1,332.7	1,447.6	(8)%	74.0	1,406.7	(3)%
Total net sales	5,284.1	5,278.8	—%	131.9	5,416.0	3%

Other revenues (3)	66.3	68.2	(3)%	0.2	66.5	(2)%
Consolidated total revenues (4)	$5,350.4	$5,347.0	—%	$132.1	$5,482.5	3%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the six months ended June 30, 2020, other revenues in North America, Europe, and Rest of World were approximately $34.4 million, $7.7 million, and $24.2 million, respectively. For the six months ended June 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $41.2 million, $8.5 million, and $18.5 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the six months ended June 30, 2020, Mylan reported total revenues of $5.35 billion, compared to $5.35 billion for the comparable prior year period, representing an increase of $3.4 million, or less than 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2020 were $5.28 billion, compared to $5.28 billion for the comparable prior year period, representing an increase of $5.3 million, or less than 1%. Other revenues for the six months ended June 30, 2020 were $66.3 million, compared to $68.2 million for the comparable prior year period.
The increase in net sales was primarily the result of an increase in net sales in the Europe segment of 4% and an increase in net sales in the North America segment of 2%, which were partially offset by a decrease in net sales in the Rest of World segment of 8%. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, India and Australia. The unfavorable impact of foreign currency translation on current year net sales was approximately $131.9 million, or 3%. On a constant currency basis, the increase in net sales was approximately $137.2 million, or 3% for the six months ended June 30, 2020. This increase was primarily driven by higher volumes of existing products, and to a lesser extent, new product sales, partially offset by lower pricing on sales of existing products. We have estimated that the net impact of the COVID-19 pandemic decreased total net sales and consolidated total revenues during the six months ended June 30, 2020 by approximately 2%.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 24% and 24% for the six months ended June 30, 2020 and 2019, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

        Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the six months ended June 30, 2020 and 2019 and the net change period over period:
North America Segment
Net sales from North America increased by $48.2 million or 2% during the six months ended June 30, 2020 when compared to the prior year period. This increase was due primarily to higher volumes on sales of existing products, and to a lesser extent, new product sales. The higher volumes on sales of existing products were primarily driven by the expected growth of WixelaTM InhubTM and Yupelri® partially due to the launch timing of each product when compared to the prior year period. The increase in net sales was partially offset by lower net sales of existing products as a result of lower pricing. Lower pricing on sales of existing products was driven by changes in the competitive environment, including for Levothyroxine Sodium. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $72.0 million or 4% during the six months ended June 30, 2020 when compared to the prior year period. This increase was primarily the result of higher net sales of existing products, as a result of increased volumes, and to a lesser extent new product sales. Volumes of existing products increased by approximately $40.0 million due to the resolution of supply disruptions encountered in the prior year period. The remainder of the increase in net sales was the result of expected net sales growth in the region partially offset by the negative impact of COVID-19. The increase in net sales was partially offset by the unfavorable impact of foreign currency translation of approximately $54.6 million or 3%, and to a lesser extent by lower pricing on sales of existing products. Constant currency net sales increased by approximately $126.6 million, or 7%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World decreased by $114.9 million or 8% during the six months ended June 30, 2020 when compared to the prior year period. The decrease was primarily due to the unfavorable impact of foreign currency translation and lower volumes on net sales of existing products related to the estimated negative impact from COVID-19 in China, Russia, Brazil and other emerging markets. The decrease in net sales of existing products were also impacted by lower pricing, primarily driven by government price cuts in Australia and Japan. Partially offsetting lower net sales of existing products were new product sales, primarily in Australia. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $74.0 million, or 5%. Constant currency net sales decreased by approximately $40.9 million, or 3%, when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $3.61 billion for the six months ended June 30, 2019 to $3.42 billion for the six months ended June 30, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the six months ended June 30, 2020 was $1.93 billion and gross margins were 36%. For the six months ended June 30, 2019, gross profit was $1.74 billion and gross margins were 33%. Gross margins were positively impacted by lower amortization expense from acquired intangible assets and intangible asset impairment charges realized in the prior year period. In addition, gross margins were positively impacted as a result of higher gross profit from sales of WixelaTM InhubTM, Yupelri®, sales of new products in North America and, to a lesser extent, sales of existing products in Europe. Gross margins were negatively impacted as a result of lower gross profit from sales of existing products in Rest of World and North America. In addition, gross margins were negatively impacted by incremental costs incurred as a result of the COVID-19 pandemic, including a special bonus for plant employees. Adjusted gross margins were 54% for the six months ended June 30, 2020, compared to 54% for the six months ended June 30, 2019.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is as follows:

	Six Months Ended
	June 30,
(In millions)	2020	2019
U.S. GAAP cost of sales	$3,418.6	$3,609.2
Deduct:
Purchase accounting amortization and other related items	(704.0)	(875.4)
Acquisition related items	(2.1)	(2.1)
Restructuring and related costs	(8.9)	(60.8)
Share-based compensation expense	(0.7)	(0.5)
Other special items	(215.7)	(197.2)
Adjusted cost of sales	$2,487.2	$2,473.2

Adjusted gross profit (a)	$2,863.2	$2,873.8

Adjusted gross margin (a)	54%	54%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2020 was $270.5 million, compared to $320.2 million for the comparable prior year period, a decrease of $49.7 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2020 was $1.32 billion, compared to $1.28 billion for the comparable prior year period, an increase of $48.3 million. The increase was due primarily to higher consulting fees along with other expenses primarily related to the pending Combination totaling approximately $138.7 million in the current year period, including approximately $85.0 million related to obligations to reimburse Pfizer for certain financing costs under the Combination Agreements. Partially offsetting this increase were lower selling and promotional expenses, including through our active management and certain lower expenses as a result of COVID-19.

Litigation Settlements and Other Contingencies, Net
During the six months ended June 30, 2020 and 2019, the Company recorded a net charge of $17.6 million and $21.6 million, respectively.
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$18.7	$(28.9)
Litigation settlements, net	(1.1)	50.5
Total litigation settlements and other contingencies, net	$17.6	$21.6
        During the six months ended June 30, 2020, the Company recorded a $18.7 million loss for fair value adjustments related to respiratory delivery platform contingent consideration. Partially offsetting this item was a net gain of approximately $1.1 million related to a number of litigation matters. Litigation settlements for the six months ended June 30, 2019, consisted of litigation related charges of approximately $50.5 million for a number of matters, primarily those settled during the second quarter of 2019, which was partially offset by a gain of $28.9 million for fair value adjustments related to the respiratory delivery platform contingent consideration.
Interest Expense
Interest expense for the six months ended June 30, 2020 totaled $236.1 million, compared to $262.4 million for the six months ended June 30, 2019, a decrease of $26.3 million. The decrease is primarily due to lower average long-term debt balances during the current year.
Other (Income) Expense, Net
Other expense, net was $32.1 million for the six months ended June 30, 2020, compared to $23.7 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$34.5	$33.2
Foreign exchange losses/(gains), net	17.4	(4.0)
Other gains, net	(19.8)	(5.5)
Other expense, net	$32.1	$23.7
Included in other gains for the six months ended June 30, 2020 was a $16.5 million gain for a fair value adjustment relate to a non-marketable investment which the Company holds.
Income Tax (Benefit) Provision
        For the six months ended June 30, 2020, the Company recognized an income tax benefit of $9.5 million, compared to a tax provision of $26.9 million for the comparable prior year period, an increase of $36.4 million. During the six months ended June 30, 2020, the Company recognized a benefit as a result of changes in the assessment of the realizability of deferred tax assets. During the six months ended June 30, 2019, primarily due to the settlement in principle reached with the IRS and the expiration of federal and foreign statutes of limitations, the Company increased its net liability for unrecognized tax benefits by approximately $46.1 million. Also impacting the current year income tax expense was the changing mix of income earned in jurisdictions with differing tax rates.
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
Restructuring, Acquisition Related and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:
•Costs related to formal restructuring programs and actions, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs and other restructuring related costs;
•Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions such as advisory and legal fees and certain financing related costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
•The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the U.S. Internal Revenue Code of 1986, as amended; only included in adjusted net earnings is the net tax effect of the entity’s activities;
•Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, asset write-downs, or liability adjustments;
•Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and
•The impact of changes related to uncertain tax positions is excluded from adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Purchase accounting related amortization (primarily included in cost of sales)	351.8	440.0	704.0	875.4
Litigation settlements and other contingencies, net	15.8	20.9	17.6	21.6
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	5.5	6.9	11.3	14.2
Clean energy investments pre-tax loss	17.2	16.2	34.5	33.2
Acquisition related costs (primarily included in SG&A) (a)	122.7	5.5	145.9	13.6
Restructuring related costs (b)	23.6	57.6	32.5	77.5
Share-based compensation expense	15.3	16.8	34.7	34.8
Other special items included in:
Cost of sales (c)	99.5	112.1	215.7	197.2
Research and development expense (d)	40.4	27.1	42.1	60.2
Selling, general and administrative expense	9.1	10.8	5.4	24.7
Other expense, net	(16.1)	—	(16.4)	—
Tax effect of the above items and other income tax related items	(149.9)	(12.6)	(246.0)	(204.2)
Adjusted net earnings	$574.3	$532.8	$1,041.5	$954.7
Significant items include the following:

(a) Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. The increase for the three and six months ended June 30, 2020 relates to transaction costs for the pending Combination, including approximately $85.0 million related to the Company’s obligation to reimburse Pfizer for certain financing costs under the Combination Agreements.
(b) For the three months ended June 30, 2020, charges of approximately $4.1 million are included in cost of sales, approximately $0.2 million is included in R&D, and approximately $19.3 million is included in SG&A. For the six months ended June 30, 2020, charges of approximately $8.9 million are included in cost of sales, approximately $0.4 million is included in R&D, and approximately $23.2 million is included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(c) Costs incurred during the three and six months ended June 30, 2020 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $63.0 million and $121.8 million, respectively. In addition, the three and six months ended June 30, 2020 includes incremental manufacturing variances incurred as a result of the COVID-19 pandemic of approximately $15.0 million and $22.0 million, respectively. Also, the six months ended June 30, 2020 includes $25.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic. The three months ended June 30, 2019 includes costs related to the Valsartan product recall, the termination of a contract and certain other inventory write-offs. Charges for the six months ended June 30, 2019 primarily related to certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant and the items also impacting the change for the three-month period.
(d) R&D expense for the three and six months ended June 30, 2020 consists primarily of amounts for product development arrangements, including with Revance, of approximately $39.4 million and $41.0 million, respectively. R&D expense for the three months ended June 30, 2019 consists primarily of payments for product development arrangements of approximately $23.4 million, which includes $18.4 million related to the expansion of the Yupelri® agreement with Theravance Biopharma Inc., and the remaining expense relates to on-going collaboration agreements. R&D expense for the six months ended June 30, 2019 consists primarily of payments for product development arrangements of approximately $46.7 million, including $18.4 million for the expansion of the Yupelri® agreement and $23.3 million related to non-refundable upfront licensing amounts for a product in development. The remaining expense relates to on-going development collaborations.
Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2020 compared to the prior year period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP net earnings (loss)	$39.4	$(168.5)	$60.2	$(193.5)
Add / (deduct) adjustments:
Clean energy investments pre-tax loss	17.2	16.2	34.5	33.2
Income tax (benefit) provision	(19.4)	116.4	(9.5)	26.9
Interest expense (a)	116.2	131.2	236.1	262.4
Depreciation and amortization (b)	415.7	501.4	830.7	1,001.9
EBITDA	$569.1	$596.7	$1,152.0	$1,130.9
Add / (deduct) adjustments:
Share-based compensation expense	15.3	16.8	34.7	34.8
Litigation settlements and other contingencies, net	15.8	20.9	17.6	21.6
Restructuring, acquisition related and other special items (c)	278.4	213.0	425.0	370.3
Adjusted EBITDA	$878.6	$847.4	$1,629.3	$1,557.6
(a) Includes clean energy investment financing and accretion of contingent consideration.
(b) Includes purchase accounting related amortization.
(c) See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $670.6 million for the six months ended June 30, 2020. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities increased by $41.4 million to $670.6 million for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $629.2 million for the six months ended June 30, 2019. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in net cash provided by operating activities was principally due to the following:
•an increase in net earnings of approximately $253.7 million, principally as a result of an increase in earnings from operations;
•a net decrease of $51.0 million in the amount of cash used through changes in inventory balances;
•a net increase in the amount of cash provided by changes in income taxes of $144.1 million as a result of the level and timing of estimated tax payments made during the current period; and
•a net increase in the amount of cash provided by changes in other operating assets and liabilities of $27.6 million.
These items were partially offset by the following:
•a net decrease in the amount of cash provided by accounts receivable of $76.3 million, reflecting the timing of sales and cash collections;
•a net increase in the amount of cash used through changes in trade accounts payable of $162.9 million as a result of the timing of cash payments; and
•a net decrease in the non-cash impact of depreciation and amortization of $171.2 million.
Investing Activities
Net cash used in investing activities was $220.1 million for the six months ended June 30, 2020, as compared to $234.0 million for the six months ended June 30, 2019, a net decrease of $13.9 million.

In 2020, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $76.4 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations in prior periods;
•purchase of marketable securities and other investments of $90.2 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $87.9 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2020 calendar year are expected to be approximately $250 million to $350 million.
In 2019, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $129.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $97.2 million.
Financing Activities
Net cash used in financing activities was $609.1 million for the six months ended June 30, 2020, as compared to $571.9 million for the six months ended June 30, 2019, a net increase of $37.2 million.

In 2020, significant items in financing activities included the following:
•long-term debt payments of approximately $589.0 million consisting primarily of the redemption of $555.2 million principal amount of the 2020 Floating Rate Euro Notes; and
•payments totaling approximately $43.6 million (of the $52.3 million) in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
In 2019, significant items in financing activities included the following:
•long-term debt payments of approximately $555.5 million consisting primarily of the redemption of $550.0 million principal amount of 2.500% Senior Notes due 2019;
•payments totaling $38.8 million of the $67.5 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities; and
•a net increase in short-term borrowings of $24.3 million.

Capital Resources
Our cash and cash equivalents totaled $323.6 million at June 30, 2020, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under its Revolving Credit Facility, Commercial Paper Program, Receivables Facility and the Note Securitization Facility (which are each defined in Note 2 Revenue Recognition and Accounts Receivable or Note 12 Debt in Part I, Item 1 of this Form 10-Q) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the Revolving Credit Facility which matures in 2023. Up to $1.65 billion of the Revolving Credit Facility may be used to support borrowings under our Commercial Paper Program. As of June 30, 2020, the Company had no amounts outstanding under the Commercial Paper Program.
        The Company has the $400 million Receivables Facility which expires in April 2022. The Company also has the $200 million Note Securitization Facility which expires on August 30, 2021. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of June 30, 2020. As of June 30, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
        We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $131.9 million and $90.1 million of accounts receivable as of June 30, 2020 and December 31, 2019, respectively, under these factoring arrangements.
        At June 30, 2020, our long-term debt, including the current portion, totaled $12.14 billion, as compared to $12.67 billion at December 31, 2019. Total long-term debt is calculated net of deferred financing fees which were $54.7 million and $60.5 million at June 30, 2020 and December 31, 2019, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2020 was as follows for each of the periods ending December 31:
The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023. The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“maximum leverage ratio”). On June 16, 2020 the Company entered into an amendment to the Revolving Credit Facility to temporarily increase the maximum leverage ratio to 4.25 to 1.00 after the March

31, 2020 reporting period through the December 31, 2020 reporting period with a maximum leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at June 30, 2020 and expects to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management in Part I, Item of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at June 30, 2020 totaled approximately $391 million. We estimate that the amounts that may be paid through the end of 2020 to be approximately $73 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $223.2 million at June 30, 2020. In addition, the Company expects to incur approximately $10 million to $15 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2020.

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

        The following table presents unaudited summarized financial information of Mylan N.V. and Mylan Inc. on a combined basis as of and for the Three Months Ended June 30, 2020 and as of and for the year ended December 31, 2019. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Mylan N.V. and Mylan Inc.
(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets	$90.1	$152.2
Non-current assets	38,981.9	41,602.4

LIABILITIES AND EQUITY
Current liabilities	18,258.3	15,414.9
Non-current liabilities	9,067.5	14,455.9

	Combined Summarized Statement of Operations Information of Mylan N.V. and Mylan Inc.
(In millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(485.9)	(790.3)
Net earnings	60.2	16.8
Other Commitments
        The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, and certain other acquisitions. We have approximately $42.5 million accrued for legal contingencies at June 30, 2020.
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

Application of Critical Accounting Policies

        There have been no changes to the Critical Accounting Policies disclosed in our 2019 Annual Report on Form 10-K, as amended. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the goodwill impairment tests performed as of March 31, 2020 and April 1, 2020.
        The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the decline in the Company’s share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020. The Company performed the annual goodwill impairment test as of April 1, 2020. There were no significant changes from the interim goodwill test performed at March 31, 2020 and the results were consistent with the interim goodwill impairment test.

        The Company has performed both the interim goodwill impairment test and its annual goodwill impairment test on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2020 and April 1, 2020, the allocation of the Company’s total goodwill was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.
As of March 31, 2020 and April 1, 2020, the Company determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of our overall business declined because of future forecasts and the decline in our share price.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.3 billion or 11.0% for both the interim and annual goodwill impairment test. The excess fair value for the Europe reporting unit is consistent with the result of the Company’s 2019 annual impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020 and April 1, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.
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

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
        Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business operations, results of operations, cash flows and financial position.
A novel strain of coronavirus (COVID-19) was first reported in December 2019 and has since spread to over 200 countries and territories, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our workforce, suppliers, vendors, business partners, distribution channels, customers and patients. As the rate of infection continues to accelerate in many countries and as the number of cases increases in certain states in the U.S., attempts continue to be made to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and actions to slow its spread have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations and have materially adversely affected and may continue to materially adversely affect our workforce and business operations as well as our results of operations, cash flows and financial performance.
While our business operations are currently considered essential based on current government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many of our administrative offices have been operating under work from home protocols. Extended changes in work conditions, including work from home protocols, could strain our business continuity plans, reduce productivity and morale, or introduce operational risk, including but not limited to increased cybersecurity risk. For example, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
Additionally, we have taken extra precautions at our manufacturing facilities to aid in the protection of site personnel and operations, including the implementation of social distancing guidelines, daily health assessments of on-site personnel and split shifts where feasible. If we experience an increase in reported illnesses or quarantining at any of our facilities, including critical manufacturing sites, it is possible that such facilities may need to close for an extended period of time, which could negatively affect our ability to produce, ship, and supply products to our customers and would impact our business and financial results.
In addition, customer-facing field operations have moved to a remote engagement model and global restrictions have been placed on travel and in-person meetings. A remote engagement model may not be as successful as in-person meetings and could result in lower sales of products, particularly new products. We have also taken steps to protect the safety of study participants, employees and staff at clinical trial sites while continuing to ensure regulatory compliance and scientific integrity of trial data.
COVID-19 and related responsive measures have also made, and may continue to make, it difficult for us, our partners or suppliers to source and manufacture products in, and to export our products from, certain affected areas. In addition, we have faced, and may continue to face, delays or difficulty sourcing certain products or raw materials, including active pharmaceutical ingredients. Even if we are able to find alternate sources for such products or raw materials, they may cost more. In addition, we have experienced and may continue to experience increased shipping and freight costs , as well as delays in shipping. These factors have and could continue to materially adversely affect our ability to produce, ship, and supply products, which could negatively impact our customer relationships, business, results of operations and financial results, or result in negative publicity and reputational harm.
Lower retail pharmacy demand, as well as some patients, doctors and hospitals delaying or foregoing routine doctor and hospital visits and elective medical procedures, has led and could continue to lead to decreased demand for certain of our products, which has negatively impacted our sales, results of operations and financial results. At the same time, we have experienced unpredictable increases in demand for certain of our products, which could exceed our capacity to meet such demand and negatively impact our customer relationships, business and results of operation.
Health regulatory agencies globally may also experience disruptions in their operations and greater regulatory uncertainty as a result of the COVID-19 pandemic. For instance, the FDA has announced its intention to temporarily postpone certain inspections of domestic and foreign manufacturing facilities. The FDA and comparable foreign regulatory agencies may have slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, approval of new products and other timelines important to our business may be materially impacted, which could delay our new product launches and have a material adverse effect on our business.
In addition, our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. Also, the continuing impact of the COVID-19 pandemic could lead to our customers or suppliers having liquidity problems that could negatively impact our ability to collect cash on our receivables and/or negatively impact our ability to get inventory and materials. If the impacts of the pandemic create further disruptions or turmoil in the financial markets or customer or supplier liquidity issues, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt, which could negatively impact our results of operations and financial position.

In addition, the ongoing challenges posed by the COVID-19 pandemic have already delayed the anticipated timing for completion of the Combination and may create additional uncertainties with respect to the expected timetable for completion of the Combination. Any further delay in the contemplated timing for the completion of the Combination could diminish the anticipated benefits of the Combination to the combined company or result in additional transaction costs, loss of revenue or opportunities for Mylan or the combined company, or have other negative effects associated with uncertainty about the Combination.

The extent to which the COVID-19 pandemic will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material adverse effect on us, our business operations, results of operations, cash flows and financial position.

ITEM 5.  OTHER INFORMATION
        As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019, Kenneth S. Parks, currently Chief Financial Officer of Mylan, has agreed to depart the Company upon the close of the Combination. Mr. Parks advised the Company on August 4, 2020 that he will be stepping down from his position as Chief Financial Officer effective September 1, 2020.

ITEM 6. EXHIBITS

2.1
Amendment No. 1, dated as of May 29, 2020, to the Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V., filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on June 1, 2020, and incorporated herein by reference.^

2.2
Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed with the SEC on June 1, 2020, and incorporated herein by reference.^

10.1	Amendment No. 2, dated as of June 16, 2020, to the Revolving Credit Agreement dated as of July 27, 2018 among Mylan Inc., as borrower, Mylan N.V., as guarantor, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on June 17, 2020, and incorporated herein by reference.

10.2
Executive Employment Agreement, entered into on April 15, 2020, by and between Mylan N.V., Mylan Inc. and Robert J. Coury, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities, filed as Exhibit 22 to the Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Mylan agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 6, 2020

/s/ KENNETH S. PARKS
Kenneth S. Parks
Chief Financial Officer
(Principal Financial Officer)
August 6, 2020