Form 10-Q
period 2020-09-30
Mylan N.V.
filed 2020-11-06
CIK 1623613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, there were 541,545,862 of the issuer’s €0.01 nominal value ordinary shares outstanding.

MYLAN N.V. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2020

PART I — FINANCIAL INFORMATION

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net sales	$2,948.1	$2,928.2	$8,232.2	$8,207.0
Other revenues	24.0	33.5	90.3	101.7
Total revenues	2,972.1	2,961.7	8,322.5	8,308.7
Cost of sales	1,813.6	1,889.3	5,232.2	5,498.5
Gross profit	1,158.5	1,072.4	3,090.3	2,810.2
Operating expenses:
Research and development	129.8	167.9	400.3	488.1
Selling, general and administrative	658.4	632.7	1,983.2	1,909.2
Litigation settlements and other contingencies, net	18.9	(51.9)	36.5	(30.3)
Total operating expenses	807.1	748.7	2,420.0	2,367.0
Earnings from operations	351.4	323.7	670.3	443.2
Interest expense	117.3	128.9	353.4	391.3
Other (income) expense, net	(7.5)	9.0	24.6	32.7
Earnings (Loss) before income taxes	241.6	185.8	292.3	19.2
Income tax provision (benefit)	55.9	(4.0)	46.4	22.9
Net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Earnings (Loss) per ordinary share:
Basic	$0.36	$0.37	$0.48	$(0.01)
Diluted	$0.36	$0.37	$0.48	$(0.01)
Weighted average ordinary shares outstanding:
Basic	516.9	516.0	516.8	515.5
Diluted	517.7	516.2	517.3	515.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	687.7	(748.9)	483.1	(890.8)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(1.6)	(0.7)	3.4	(0.5)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	32.5	(10.6)	(0.2)	24.8
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(114.7)	111.8	(119.7)	133.6
Net unrealized gain on marketable securities	—	0.1	0.8	0.7
Other comprehensive earnings (loss), before tax	603.9	(648.3)	367.4	(732.2)
Income tax provision (benefit)	2.8	1.2	(6.0)	14.1
Other comprehensive earnings (loss), net of tax	601.1	(649.5)	373.4	(746.3)
Comprehensive earnings (loss)	$786.8	$(459.7)	$619.3	$(750.0)

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Assets
Current assets:
Cash and cash equivalents	$664.5	$475.6
Accounts receivable, net	2,964.1	3,058.8
Inventories	3,022.0	2,670.9
Prepaid expenses and other current assets	684.1	552.0
Total current assets	7,334.7	6,757.3
Property, plant and equipment, net	2,058.3	2,149.6
Intangible assets, net	10,965.8	11,649.9
Goodwill	9,817.3	9,590.6
Deferred income tax benefit	658.1	703.1
Other assets	408.9	405.0
Total assets	$31,243.1	$31,255.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,447.8	$1,528.1
Short-term borrowings	0.3	—
Income taxes payable	343.3	213.0
Current portion of long-term debt and other long-term obligations	3,237.8	1,508.1
Other current liabilities	2,246.2	2,319.9
Total current liabilities	7,275.4	5,569.1
Long-term debt	9,101.5	11,214.3
Deferred income tax liability	1,417.4	1,627.5
Other long-term obligations	900.9	960.8
Total liabilities	18,695.2	19,371.7
Equity
Mylan N.V. shareholders’ equity
Ordinary shares — nominal value €0.01 per ordinary share
Shares authorized: 1,200,000,000
Shares issued: 541,550,055 and 540,746,871 as of September 30, 2020 and December 31, 2019	6.1	6.1
Additional paid-in capital	8,688.3	8,643.5
Retained earnings	6,277.0	6,031.1
Accumulated other comprehensive loss	(1,423.8)	(1,797.2)
	13,547.6	12,883.5
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 as of September 30, 2020 and December 31, 2019	999.7	999.7
Total equity	12,547.9	11,883.8
Total liabilities and equity	$31,243.1	$31,255.5

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2
Net earnings	—	—	—	185.7	—	—	—	185.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	601.1	601.1
Issuance of restricted stock and stock options exercised, net	4,747	—	—	—	—	—	—	—
Share-based compensation expense	—	—	15.1	—	—	—	—	15.1
Other	—	—	—	(0.2)	—	—	—	(0.2)
Balance at September 30, 2020	541,550,055	$6.1	$8,688.3	$6,277.0	24,598,074	$(999.7)	$(1,423.8)	$12,547.9

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	245.9	—	—	—	245.9
Other comprehensive earnings, net of tax	—	—	—	—	—	—	373.4	373.4
Issuance of restricted stock and stock options exercised, net	803,184	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	49.8	—	—	—	—	49.8
Balance at September 30, 2020	541,550,055	$6.1	$8,688.3	$6,277.0	24,598,074	$(999.7)	$(1,423.8)	$12,547.9
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2019	540,459,996	$6.1	$8,617.3	$5,820.8	24,598,074	$(999.7)	$(1,541.7)	$11,902.8
Net earnings	—	—	—	189.8	—	—	—	189.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(649.5)	(649.5)
Issuance of restricted stock and stock options exercised, net	279,505	—	4.2	—	—	—	—	4.2
Share-based compensation expense	—	—	16.1	—	—	—	—	16.1
Balance at September 30, 2019	540,739,501	$6.1	$8,637.6	$6,010.6	24,598,074	$(999.7)	$(2,191.2)	$11,463.4

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net loss	—	—	—	(3.7)	—	—	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(746.3)	(746.3)
Issuance of restricted stock and stock options exercised, net	1,449,836	—	8.1	—	—	—	—	8.1
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	(12.8)
Share-based compensation expense	—	—	50.9	—	—	—	—	50.9
Cancellation of restricted stock	—	0.1	—	—	1,107,207	—	—	0.1
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at September 30, 2019	540,739,501	$6.1	$8,637.6	$6,010.6	24,598,074	$(999.7)	$(2,191.2)	$11,463.4

See Notes to Condensed Consolidated Financial Statements

MYLAN N.V. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$245.9	$(3.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,263.0	1,471.6
Share-based compensation expense	49.8	50.9
Deferred income tax benefit	(210.4)	(158.0)
Loss from equity method investments	37.4	43.6
Other non-cash items	134.3	124.2
Litigation settlements and other contingencies, net	43.6	13.5
Changes in operating assets and liabilities:
Accounts receivable	(27.3)	(20.7)
Inventories	(532.4)	(477.6)
Accounts payable	(99.7)	(83.2)
Income taxes	115.2	(60.2)
Other operating assets and liabilities, net	176.2	216.6
Net cash provided by operating activities	1,195.6	1,117.0
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(148.7)
Capital expenditures	(126.1)	(139.6)
Purchase of available for sale securities and other investments	(96.1)	(19.5)
Proceeds from the sale of marketable securities	38.6	19.1
Payments for product rights and other, net	(97.3)	(146.5)
Proceeds from the sale of assets	2.1	24.3
Net cash used in investing activities	(278.8)	(410.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	33.2	6.4
Payments of long-term debt	(588.9)	(657.1)
Non-contingent payments for product rights	(139.5)	—
Change in short-term borrowings, net	0.3	(1.9)
Taxes paid related to net share settlement of equity awards	(7.1)	(8.4)
Contingent consideration payments	(48.5)	(47.8)
Payments of financing fees	(1.8)	(2.7)
Proceeds from exercise of stock options	0.6	8.0
Other items, net	(3.1)	(1.1)
Net cash used in financing activities	(754.8)	(704.6)
Effect on cash of changes in exchange rates	14.0	(16.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	176.0	(14.9)
Cash, cash equivalents and restricted cash — beginning of period	491.1	389.3
Cash, cash equivalents and restricted cash — end of period	$667.1	$374.4
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
The interim results of operations and comprehensive earnings (loss) for the three and nine months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents the Company’s net sales by therapeutic franchise for each of our reportable segments for the three and nine months ended September 30, 2020 and 2019, respectively:

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended September 30, 2020
Central Nervous System & Anesthesia	$181.8	$211.5	$81.1	$474.4
Infectious Disease	37.3	197.2	272.6	507.1
Respiratory & Allergy	284.9	103.1	74.4	462.4
Cardiovascular	58.5	125.6	38.4	222.5
Gastroenterology	41.8	166.2	91.7	299.7
Diabetes & Metabolism	70.8	80.1	36.3	187.2
Dermatology	33.2	72.8	20.3	126.3
Women’s Healthcare	96.0	60.5	34.0	190.5
Oncology	171.4	30.4	40.0	241.8
Immunology	7.9	35.2	10.2	53.3
Other (1)	45.2	41.2	96.5	182.9
Total	$1,028.8	$1,123.8	$795.5	$2,948.1

Nine Months Ended September 30, 2020
Central Nervous System & Anesthesia	$484.0	$631.0	$210.8	$1,325.8
Infectious Disease	120.7	320.1	756.8	1,197.6
Respiratory & Allergy	890.4	362.3	165.6	1,418.3
Cardiovascular	184.4	372.7	102.9	660.0
Gastroenterology	121.0	465.6	252.6	839.2
Diabetes & Metabolism	187.4	231.7	89.7	508.8
Dermatology	87.8	215.0	57.2	360.0
Women’s Healthcare	275.9	180.6	84.9	541.4
Oncology	470.8	71.2	103.8	645.8
Immunology	26.9	88.3	27.2	142.4
Other (1)	174.0	142.2	276.7	592.9
Total	$3,023.3	$3,080.7	$2,128.2	$8,232.2

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Total
Three Months Ended September 30, 2019
Central Nervous System & Anesthesia	$155.5	$214.3	$87.0	$456.8
Infectious Disease	28.7	179.0	270.3	478.0
Respiratory & Allergy	308.5	98.2	66.6	473.3
Cardiovascular	63.3	126.2	41.3	230.8
Gastroenterology	30.0	147.9	95.9	273.8
Diabetes & Metabolism	91.3	68.9	34.2	194.4
Dermatology	38.2	75.8	29.3	143.3
Women’s Healthcare	100.4	60.5	26.1	187.0
Oncology	196.1	22.0	42.8	260.9
Immunology	12.3	20.3	10.3	42.9
Other (1)	64.3	32.8	89.9	187.0
Total	$1,088.6	$1,045.9	$793.7	$2,928.2

Nine Months Ended September 30, 2019
Central Nervous System & Anesthesia	$426.4	$619.3	$243.9	$1,289.6
Infectious Disease	77.3	299.7	783.0	1,160.0
Respiratory & Allergy	805.3	327.9	166.5	1,299.7
Cardiovascular	159.1	358.6	116.1	633.8
Gastroenterology	94.9	434.9	276.3	806.1
Diabetes & Metabolism	326.1	208.0	110.4	644.5
Dermatology	77.6	217.7	70.7	366.0
Women’s Healthcare	269.5	165.3	65.4	500.2
Oncology	567.8	59.9	107.0	734.7
Immunology	31.4	41.3	27.6	100.3
Other (1)	199.6	198.1	274.4	672.1
Total	$3,035.0	$2,930.7	$2,241.3	$8,207.0
____________
(1)    Other consists of numerous therapeutic franchises, none of which individually exceeds 5% of consolidated net sales.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Gross sales	$4,986.4	$5,051.5	$13,868.0	$13,841.0
Gross to net adjustments:
Chargebacks	(967.0)	(913.5)	(2,616.9)	(2,368.8)
Rebates, promotional programs and other sales allowances	(926.3)	(979.2)	(2,592.3)	(2,709.9)
Returns	(76.6)	(82.3)	(193.2)	(203.3)
Governmental rebate programs	(68.4)	(148.3)	(233.4)	(352.0)
Total gross to net adjustments	$(2,038.3)	$(2,123.3)	$(5,635.8)	$(5,634.0)
Net sales	$2,948.1	$2,928.2	$8,232.2	$8,207.0

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2020. Such allowances were comprised of the following at September 30, 2020 and December 31, 2019, respectively:

(In millions)	September 30, 2020	December 31, 2019
Accounts receivable, net	$1,502.6	$1,512.0
Other current liabilities	697.9	796.5
Total	$2,200.5	$2,308.5
Accounts receivable, net was comprised of the following at September 30, 2020 and December 31, 2019, respectively:

(In millions)	September 30, 2020	December 31, 2019
Trade receivables, net	$2,587.8	$2,640.1
Other receivables	376.3	418.7
Accounts receivable, net	$2,964.1	$3,058.8
Receivables Facility and Note Securitization Facility
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc., the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”) and a $200 million note securitization facility (the “Note Securitization Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the condensed consolidated balance sheets. There were $480.6 million and $407.0 million of securitized accounts receivable at September 30, 2020 and December 31, 2019, respectively.
On August 4, 2020, the Company entered into (i) an amendment to the Receivables Facility to permit the occurrence of the Combination (as defined below) and to make certain other updates and (ii) an amendment to the Note Securitization Facility to extend the maturity date to August 30, 2021.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $123.0 million and $90.1 million of accounts receivable as of September 30, 2020 and December 31, 2019, respectively, under these factoring arrangements.

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
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of this update is to clarify and align the accounting and capitalization of implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The updated guidance will require an entity in a hosting arrangement that is a service contract, to follow guidance in ASC Topic 350, Intangibles-Goodwill and Other, to determine which implementation costs to capitalize as an asset and which costs to expense. The Company applied the provisions of ASU 2018-15 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
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
In addition, the following recently issued accounting standard has not been adopted. Refer to the 2019 Form 10-K for additional information and its potential impact.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Accounting Standard Update	Effective Date
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021

4.Acquisitions and Other Transactions
Upjohn Business Combination Agreement
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed Viatris Inc. (“Viatris”) effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
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
On September 14, 2020, the European Commission (the “Commission”) approved the divestiture buyers with which Mylan entered into agreements for the sale of certain of Mylan’s products in Europe, which was a requirement of the Commission’s conditional approval of the Combination in April 2020.
On October 30, 2020, Mylan and Pfizer announced that the U.S. Federal Trade Commission (the “FTC”) accepted a proposed consent order, which concluded the FTC’s review of the proposed Combination. The parties have now obtained all required antitrust clearances for the Combination. The Combination is expected to close on November 16, 2020.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On June 16, 2020, Upjohn entered into a revolving credit agreement (the “Upjohn Revolving Credit Agreement”), by and among Upjohn, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Upjohn Revolving Administrative Agent”). The Upjohn Revolving Credit Agreement contains a revolving credit facility (the “Upjohn Revolving Credit Facility”) under which Upjohn may obtain extensions of credit in an aggregate principal amount not to exceed $4.0 billion, in U.S. dollars or alternative currencies including Euro, Sterling, Yen and any other currency that is approved by the Upjohn Revolving Administrative Agent and each lender under the Upjohn Revolving Credit Facility. The Upjohn Revolving Credit Facility will be available to Upjohn upon (a) its delivery of a certificate certifying that (i) the conditions to the consummation of the Combination have been satisfied or waived or are expected to be satisfied or waived on the date of funding of such facility or within one business day thereafter and (ii) the distribution by Pfizer to its stockholders of its shares of Upjohn’s common stock pursuant to the Separation Agreement is expected to be, the Combination is expected to be, and the contribution of the Upjohn Business to Upjohn has been or is expected to be consummated on the Upjohn Revolver Closing Date (as defined below) or within one business day thereafter (an “RMT Condition Certificate”) and (b) the satisfaction of certain customary conditions (the date such conditions are satisfied or waived being referred to as the “Upjohn Revolver Closing Date”). Subject to satisfaction of the foregoing conditions, up to $1.5 billion under the Upjohn Revolving Credit Facility will be available to Upjohn in a single draw on the Upjohn Revolver Closing Date for the sole purpose of funding a portion of the cash payment of $12.0 billion by Upjohn to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn, as required by the Separation Agreement.
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
On June 22, 2020, Upjohn completed a private offering of $7.45 billion aggregate principal amount of Upjohn’s senior, U.S. dollar-denominated notes (the “Upjohn U.S. Dollar Notes”) and on June 23, 2020, Upjohn Finance B.V. (“Finco”), a wholly-owned financing subsidiary of Upjohn, completed a private offering of €3.60 billion aggregate principal amount of Finco’s senior, euro-denominated notes (the “Upjohn Euro Notes” and, together with the Upjohn U.S. Dollar Notes, the “Upjohn Notes”), which are guaranteed on a senior unsecured basis by Upjohn. Upjohn intends to use the net proceeds from the offerings of the Upjohn Notes, together with the net proceeds from the Upjohn Term Loan Credit Facility, to fund in full the $12.0 billion cash payment to Pfizer and related transaction fees and expenses. The Upjohn Notes are initially guaranteed on a senior unsecured basis by Pfizer, which guarantees will be automatically and unconditionally terminated and released without consent of holders upon the consummation of the Distribution. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of Upjohn following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan N.V. or Mylan Inc. (the “Mylan Notes”) will become guarantors of the Upjohn Notes, substantially concurrently with Upjohn becoming a guarantor of the Mylan Notes.
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
Under the terms of the Business Combination Agreement and Separation Agreement, Mylan will be obligated to reimburse Pfizer for 43% of certain financing related costs if the Combination does not close and Viatris will be obligated to reimburse Pfizer for all such financing related costs if the Combination closes. As a result of the completion of the financing transactions described above, Mylan recorded $30.0 million and $115.0 million of expenses during the three and nine months ended September 30, 2020, respectively, which is included as a component of selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of operations to reflect Mylan’s obligation to reimburse Pfizer for 43% of those financing related costs.
In connection with the Separation Agreement and the Business Combination Agreement, Pfizer, Upjohn and Mylan previously agreed to review and negotiate a potential transfer of Pfizer’s Meridian Medical Technologies business (the “Meridian Business”) to Upjohn. The Meridian Business is Mylan’s supplier of EpiPen® Auto-Injectors pursuant to an

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
agreement that had an expiration date of December 31, 2020 (the “EpiPen Supply Agreement”). Instead of proceeding with the transfer of the Meridian Business, Pfizer and Mylan agreed in the third quarter of 2020 to extend the EpiPen Supply Agreement for an additional four-year period through December 31, 2024, with an option for Mylan (or Upjohn) to further extend the term for an additional one-year period thereafter. Mylan and Pfizer have also reached a preliminary agreement on the general terms under which Pfizer would transfer certain Pfizer assets that currently form part of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan to Mylan or, following the Combination, to Viatris. Any such proposed transaction would be subject to the finalization and execution of a definitive agreement that would contain customary closing conditions including, but not limited to, receipt of any necessary regulatory approvals.
Other Transactions
During the three months ended September 30, 2020 the Company entered into an agreement to acquire the related intellectual property and commercialization rights of Aspen Global Incorporated’s (“Aspen”) thrombosis business in Europe for € 641.9 million, subject to customary closing conditions and European regulatory clearances. The portfolio consists of well-established injectable anticoagulants sold in Europe under the brand names, and variations of the brand names, Arixtra, Fraxiparine, Mono-Embolex and Orgaran.
Upon closing of the transaction, the Company will make a payment of €263.2 million to Aspen with the remaining payment of €378.7 million due on June 25, 2021. The Commission approved the transaction on October 15, 2020, and the closing is expected to be completed in the fourth quarter of 2020.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	814,351	17.37
Exercised	(27,615)	21.13
Forfeited	(337,285)	25.37
Outstanding at September 30, 2020	6,797,160	$35.26
Vested and expected to vest at September 30, 2020	6,589,725	$35.57
Exercisable at September 30, 2020	5,159,754	$38.75
As of September 30, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.3 years, 5.2 years and 4.2 years, respectively. Also, at September 30, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic values.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A summary of the status of the Company’s nonvested restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of September 30, 2020 and the changes during the nine months ended September 30, 2020 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2019	4,105,689	$34.42
Granted	2,978,412	17.46
Released	(1,104,737)	36.57
Forfeited	(306,108)	39.50
Nonvested at September 30, 2020	5,673,256	$24.83
As of September 30, 2020, the Company had $78.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2020 and 2019 was $19.1 million and $37.9 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Service cost	$5.3	$5.3	$15.9	$15.9
Interest cost	2.9	3.8	8.7	11.5
Expected return on plan assets	(3.3)	(3.0)	(10.1)	(9.1)
Amortization of prior service costs	—	0.3	—	0.8
Recognized net actuarial losses (gains)	0.1	(0.2)	0.4	(0.6)
Net periodic benefit cost	$5.0	$6.2	$14.9	$18.5
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$664.5	$475.6	$358.9
Restricted cash, included in prepaid expenses and other current assets	2.6	15.5	15.5
Cash, cash equivalents and restricted cash	$667.1	$491.1	$374.4
Inventories

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$892.6	$886.8
Work in process	426.6	417.2
Finished goods	1,702.8	1,366.9
Inventories	$3,022.0	$2,670.9
Prepaid and other current assets

(In millions)	September 30, 2020	December 31, 2019
Prepaid expenses	$189.1	$156.7
Restricted cash	2.6	15.5
Available-for-sale fixed income securities	39.1	26.8
Fair value of financial instruments	51.1	43.3
Equity securities	40.9	39.0
Other current assets	361.3	270.7
Prepaid expenses and other current assets	$684.1	$552.0
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2020	December 31, 2019
Machinery and equipment	$2,603.1	$2,523.7
Buildings and improvements	1,219.8	1,197.3
Construction in progress	271.9	277.3
Land and improvements	125.5	124.6
Gross property, plant and equipment	4,220.3	4,122.9
Accumulated depreciation	2,162.0	1,973.3
Property, plant and equipment, net	$2,058.3	$2,149.6

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other assets

(In millions)	September 30, 2020	December 31, 2019
Equity method investments, clean energy investments	$57.6	$92.2
Operating lease right-of-use assets	227.9	254.6
Other long-term assets	123.4	58.2
Other assets	$408.9	$405.0
Accounts payable

(In millions)	September 30, 2020	December 31, 2019
Trade accounts payable	$900.8	$1,061.9
Other payables	547.0	466.2
Accounts payable	$1,447.8	$1,528.1
Other current liabilities

(In millions)	September 30, 2020	December 31, 2019
Accrued sales allowances	$697.9	$796.5
Legal and professional accruals, including litigation accruals	117.5	138.2
Payroll and employee benefit liabilities	503.2	467.1
Contingent consideration	124.8	120.4
Accrued interest	179.1	59.1
Restructuring	17.1	26.0
Equity method investments, clean energy investments	50.1	47.7
Fair value of financial instruments	17.1	12.9
Operating lease liability	68.5	76.7
Other	470.9	575.3
Other current liabilities	$2,246.2	$2,319.9
Other long-term obligations

(In millions)	September 30, 2020	December 31, 2019
Employee benefit liabilities	$412.2	$408.9
Contingent consideration	88.4	130.3
Equity method investments, clean energy investments	13.5	57.2
Tax related items, including contingencies	137.3	109.6
Operating lease liability	156.9	175.7
Other	92.6	79.1
Other long-term obligations	$900.9	$960.8

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended September 30, 2020 and 2019, the Company reduced its long-term obligations for its three investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $15 million and $7 million, respectively, which was recognized as a component of the net loss of the equity method investments in the condensed consolidated statements of operations.
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Total revenues	$113.5	$101.6	$288.8	$274.1
Gross loss	(1.4)	(1.1)	(3.6)	(3.1)
Operating and non-operating expense	5.2	5.2	14.4	14.3
Net loss	$(6.6)	$(6.3)	$(18.0)	$(17.4)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended September 30, 2020 and 2019, the Company recognized net losses from equity method investments of $2.9 million and $10.4 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized net losses from equity method investments of $37.4 million and $43.6 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted earnings (loss) per ordinary share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Basic earnings (loss) (numerator):
Net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Shares (denominator):
Weighted average ordinary shares outstanding	516.9	516.0	516.8	515.5
Basic earnings (loss) per ordinary share	$0.36	$0.37	$0.48	$(0.01)

Diluted earnings (loss) (numerator):
Net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Shares (denominator):
Weighted average ordinary shares outstanding	516.9	516.0	516.8	515.5
Share-based awards	0.8	0.2	0.5	—
Total dilutive shares outstanding	517.7	516.2	517.3	515.5
Net earnings (loss) per diluted ordinary share	$0.36	$0.37	$0.48	$(0.01)
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2020 and 2019, but were not included in the computation of diluted earnings per ordinary share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2020 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 8.8 million shares and 9.8 million shares for the three and nine months ended September 30, 2020, respectively, and 10.0 million shares and 9.9 million shares for the three and nine months ended September 30, 2019, respectively.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

(In millions)	North America Segment	Europe Segment	Rest of World Segment	Total
Balance at December 31, 2019:
Goodwill	$3,708.4	$4,548.6	$1,718.6	$9,975.6
Accumulated impairment losses	(385.0)	—	—	(385.0)
	3,323.4	4,548.6	1,718.6	9,590.6
Foreign currency translation	33.8	197.5	(4.6)	226.7
	$3,357.2	$4,746.1	$1,714.0	$9,817.3
Balance at September 30, 2020:
Goodwill	$3,742.2	$4,746.1	$1,714.0	$10,202.3
Accumulated impairment losses	(385.0)	—	—	(385.0)
	$3,357.2	$4,746.1	$1,714.0	$9,817.3

Intangible assets consist of the following components at September 30, 2020 and December 31, 2019:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2020
Product rights, licenses and other (1)	15	$20,738.7	$9,890.1	$10,848.6
In-process research and development		117.2	—	117.2
		$20,855.9	$9,890.1	$10,965.8
December 31, 2019
Product rights, licenses and other (1)	15	$20,109.1	$8,579.5	$11,529.6
In-process research and development		120.3	—	120.3
		$20,229.4	$8,579.5	$11,649.9
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
During the three and nine months ended September 30, 2019, the Company recognized impairment charges of $1.9 million and $71.8 million, respectively, which have been recorded as a component of amortization expense, primarily for the impairment of certain finite-lived and in-process research and development (“IPR&D”) assets acquired as part of the acquisition of the non-sterile, topicals-focused business of Renaissance Acquisition Holdings, LLC. No impairment charges were recognized during the three and nine months ended September 30, 2020. The impairment testing involved calculating the fair value of the assets based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 11 Financial Instruments and Risk Management. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair values of these assets and could result in additional future impairment charges.
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has performed both the interim and annual goodwill impairment tests on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
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
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Intangible asset amortization expense	$368.1	$405.6	$1,070.9	$1,210.3
IPR&D intangible asset impairment charges	—	—	—	29.5
Finite-lived intangible asset impairment charges	—	1.9	—	42.3
Total intangible asset amortization expense (including impairment charges)	$368.1	$407.5	$1,070.9	$1,282.1
Intangible asset amortization expense over the remainder of 2020 and for the years ended December 31, 2021 through 2024 is estimated to be as follows (excludes the potential impact of the Combination):

(In millions)
2020	$369
2021	1,404
2022	1,333
2023	1,166
2024	1,052

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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	September 30, 2020	December 31, 2019
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.250% Euro Senior Notes due 2020	750.0	104.0	104.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
Total	€3,000.0	€2,354.0	€2,354.0
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
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$22.3
Foreign currency forward contracts	Prepaid expenses and other current assets	12.5	Prepaid expenses and other current assets	12.5
Total		$12.5		$34.8

Liability Derivatives
	September 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	—
Total		$—		$—

The Effect of Derivative Instruments in the Condensed Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$38.6	Prepaid expenses and other current assets	$8.5
Total		$38.6		$8.5

	Liability Derivatives
	September 30, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$17.1	Other current liabilities	$12.9
Total		$17.1		$12.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$—	$3.3	$22.1	$24.3
Total		$—	$3.3	$22.1	$24.3

	Location of Gain (Loss) Recognized in Earnings on Hedged Items	Amount of Gain (Loss) Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
2023 Senior Notes (3.125% coupon)	Interest expense	$—	$(3.3)	$(22.1)	$(24.3)
Total		$—	$(3.3)	$(22.1)	$(24.3)
In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Foreign currency forward contracts	$29.5	$(8.4)	$(0.5)	$10.9
Total	$29.5	$(8.4)	$(0.5)	$10.9
The Effect of Derivative Instruments in the Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Derivatives in Net Investment Hedging Relationships

	Amount of Gain (Loss) Recognized in AOCE (Net of Tax) on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Foreign currency borrowings and forward contracts	$(109.0)	$106.2	$(113.8)	$126.9
Total	$(109.0)	$106.2	$(113.8)	$126.9

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain (Loss) Reclassified from AOCE into Earnings	Amount of Gain (Loss) Reclassified from AOCE into Earnings
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2020	2019	2020	2019
Foreign currency forward contracts	Net sales	$5.1	$0.4	$2.3	$(1.2)
Interest rate swaps	Interest expense	(1.2)	(1.8)	(3.4)	(5.4)
Total		$3.9	$(1.4)	$(1.1)	$(6.6)
At September 30, 2020, the Company expects that approximately $39.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
The Effect of Derivative Instruments in the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2020	2019	2020	2019
Foreign currency option and forward contracts	Other expense, net	$9.8	$15.5	$22.9	$(12.0)
Total		$9.8	$15.5	$22.9	$(12.0)
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.9	$—	$—	$0.9
Total cash equivalents	0.9	—	—	0.9
Equity securities:
Exchange traded funds	40.2	—	—	40.2
Marketable securities	0.7	—	—	0.7
Total equity securities	40.9	—	—	40.9
Available-for-sale fixed income investments:
Corporate bonds	—	19.4	—	19.4
U.S. Treasuries	—	12.8	—	12.8
Agency mortgage-backed securities	—	1.8	—	1.8
Asset backed securities	—	4.5	—	4.5
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	39.1	—	39.1
Foreign exchange derivative assets	—	51.1	—	51.1
Total assets at recurring fair value measurement	$41.8	$90.2	$—	$132.0
Financial Liabilities
Foreign exchange derivative liabilities	—	17.1	—	17.1
Contingent consideration	—	—	213.2	213.2
Total liabilities at recurring fair value measurement	$—	$17.1	$213.2	$230.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	38.3	—	—	38.3
Marketable securities	0.7	—	—	0.7
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	10.8	—	10.8
U.S. Treasuries	—	9.5	—	9.5
Agency mortgage-backed securities	—	2.3	—	2.3
Asset backed securities	—	3.6	—	3.6
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	21.0	—	21.0
Interest rate swap derivative assets	—	22.3	—	22.3
Total assets at recurring fair value measurement	$39.7	$70.1	$—	$109.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$12.9	$—	$12.9
Contingent consideration	—	—	250.7	250.7
Total liabilities at recurring fair value measurement	$—	$12.9	$250.7	$263.6
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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s proprietary dry powder inhaler delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At September 30, 2020 and December 31, 2019, discount rates ranging from 3.5% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2019 to September 30, 2020 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2019	$120.4	$130.3	$250.7
Payments	(82.1)	—	(82.1)
Reclassifications	52.7	(52.7)	—
Accretion	—	9.0	9.0
Fair value loss (3)	33.8	1.8	35.6
Balance at September 30, 2020	$124.8	$88.4	$213.2
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

12.Debt
Short-Term Borrowings
    The Company had no short-term borrowings as of September 30, 2020 and December 31, 2019. The following provides an overview of the Company’s short-term credit facilities.
Receivables Facility and Note Securitization Facility
The Company has the $400 million Receivables Facility which expires in April 2022. The Company also has the $200 million Note Securitization Facility which expires on August 30, 2021. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of September 30, 2020. As of September 30, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
Commercial Paper Program
The Company maintains a $1.65 billion commercial paper program (the “Commercial Paper Program”) to support its working capital requirements and for general corporate purposes. There were no commercial paper notes (the “CP Notes”) outstanding under this program as of September 30, 2020 and December 31, 2019. Amounts available under the Commercial

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the CP Notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The Company’s Revolving Credit Facility (as defined below) will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue. The Commercial Paper Program will terminate upon the consummation of the Combination. We expect that Viatris will establish a commercial paper program on substantially similar terms following the consummation of the Combination.
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of September 30, 2020	September 30, 2020	December 31, 2019
Current portion of long-term debt:
2020 Floating Rate Euro Notes (a) **		—	560.6
2020 Euro Senior Notes **	1.250%	878.9	840.1
2020 Senior Notes **	3.750%	50.0	50.0
2021 Senior Notes **	3.150%	2,249.6	—
Other		6.5	8.3
Deferred financing fees		(2.4)	(1.4)
Current portion of long-term debt		$3,182.6	$1,457.6

Non-current portion of long-term debt:
2021 Senior Notes **	3.150%	—	2,249.2
2023 Senior Notes (b) *	3.125%	785.4	771.8
2023 Senior Notes *	4.200%	499.3	499.1
2024 Euro Senior Notes **	2.250%	1,170.4	1,119.3
2025 Euro Senior Notes *	2.125%	585.1	559.6
2026 Senior Notes **	3.950%	2,239.3	2,238.1
2028 Euro Senior Notes **	3.125%	872.7	834.3
2028 Senior Notes *	4.550%	748.5	748.4
2043 Senior Notes *	5.400%	497.3	497.2
2046 Senior Notes **	5.250%	999.9	999.8
2048 Senior Notes *	5.200%	747.7	747.7
Other		5.5	8.9
Deferred financing fees		(49.6)	(59.1)
Long-term debt		$9,101.5	$11,214.3
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
**     Instrument was issued by Mylan N.V.
For additional information, see Note 10 Debt in Mylan N.V.’s 2019 Form 10-K.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Revolving Credit Facility
The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“maximum leverage ratio”). On June 16, 2020, the Company entered into an amendment to the Revolving Credit Facility to temporarily increase the maximum leverage ratio to 4.25 to 1.00 after the March 31, 2020 reporting period through the December 31, 2020 reporting period with a maximum leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at September 30, 2020 and expects to remain in compliance for the next twelve months. The Revolving Credit Facility will terminate upon completion of the Combination.
Fair Value
At September 30, 2020 and December 31, 2019, the aggregate fair value of the Company’s outstanding notes was approximately $13.7 billion and $13.4 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2020 were as follows for each of the periods ending December 31:

(In millions)	Total
2020	$929
2021	2,250
2022	—
2023	1,250
2024	1,172
Thereafter	6,715
Total	$12,316

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2020	December 31, 2019
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$1.4	$0.6
Net unrecognized loss and prior service cost related to defined benefit plans, net of tax	(14.5)	(17.4)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(31.3)	(31.6)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(188.0)	(74.3)
Foreign currency translation adjustment	(1,191.4)	(1,674.5)
	$(1,423.8)	$(1,797.2)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2020 and 2019:

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)
Other comprehensive earnings (loss) before reclassifications, before tax			36.4	(114.7)	—	(1.7)	687.7	607.7
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(5.1)		(5.1)					(5.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			32.5	(114.7)	—	(1.6)	687.7	603.9
Income tax provision (benefit)			8.1	(5.7)	(0.1)	0.5	—	2.8
Balance at September 30, 2020, net of tax			$(31.3)	$(188.0)	$1.4	$(14.5)	$(1,191.4)	$(1,423.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2019, net of tax			$(33.0)	$(110.2)	$0.7	$1.7	$(1,400.9)	$(1,541.7)
Other comprehensive earnings (loss) before reclassifications, before tax			(12.0)	111.8	0.1	(0.8)	(748.9)	(649.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.4)		(0.4)					(0.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.8	1.8					1.8
Amortization of prior service costs included in SG&A						0.3		0.3
Amortization of actuarial loss included in SG&A						(0.2)		(0.2)
Net other comprehensive earnings (loss), before tax			(10.6)	111.8	0.1	(0.7)	(748.9)	(648.3)
Income tax provision (benefit)			(4.0)	5.5	—	(0.3)	—	1.2
Balance at September 30, 2019, net of tax			$(39.6)	$(3.9)	$0.8	$1.3	$(2,149.8)	$(2,191.2)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(1.3)	(119.7)	0.8	3.0	483.1	365.9
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.3)		(2.3)					(2.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.4	3.4					3.4
Amortization of actuarial loss included in SG&A						0.4		0.4
Net other comprehensive (loss) earnings, before tax			(0.2)	(119.7)	0.8	3.4	483.1	367.4
Income tax (benefit) provision			(0.5)	(6.0)	—	0.5	—	(6.0)
Balance at September 30, 2020, net of tax			$(31.3)	$(188.0)	$1.4	$(14.5)	$(1,191.4)	$(1,423.8)

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			18.2	133.6	0.7	(0.7)	(890.8)	(739.0)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	1.2		1.2					1.2
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		5.4	5.4					5.4
Amortization of prior service costs included in SG&A						0.8		0.8
Amortization of actuarial loss included in SG&A						(0.6)		(0.6)
Net other comprehensive earnings (loss), before tax			24.8	133.6	0.7	(0.5)	(890.8)	(732.2)
Income tax provision (benefit)			7.9	6.6	(0.1)	(0.3)	—	14.1
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at September 30, 2019, net of tax			$(39.6)	$(3.9)	$0.8	$1.3	$(2,149.8)	$(2,191.2)

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

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2020
Net sales	$1,028.8	$1,123.8	$795.5	$—	$2,948.1
Other revenue	17.4	3.4	3.2	—	24.0
Intersegment revenue	39.3	23.6	126.6	(189.5)	—
Total	$1,085.5	$1,150.8	$925.3	$(189.5)	$2,972.1

Segment profitability	$497.9	$348.1	$120.3	$—	$966.3

Intangible asset amortization expense					(368.1)
Globally managed research and development costs					(31.0)
Corporate costs and special items					(196.9)
Litigation settlements & other contingencies					(18.9)
Earnings from operations					$351.4

Nine Months Ended September 30, 2020
Net sales	$3,023.3	$3,080.7	$2,128.2	$—	$8,232.2
Other revenue	51.8	11.1	27.4	—	90.3
Intersegment revenue	133.4	83.2	387.9	(604.5)	—
Total	$3,208.5	$3,175.0	$2,543.5	$(604.5)	$8,322.5

Segment profitability	$1,447.5	$873.2	$321.6	$—	$2,642.3

Intangible asset amortization expense					(1,070.9)
Globally managed research and development costs					(121.0)
Corporate costs and special items					(743.6)
Litigation settlements & other contingencies					(36.5)
Earnings from operations					$670.3

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	North America	Europe	Rest of World	Eliminations	Consolidated
Three Months Ended September 30, 2019
Net sales	$1,088.6	$1,045.9	$793.7	$—	$2,928.2
Other revenue	17.6	3.8	12.1	—	33.5
Intersegment revenue	13.9	23.2	134.0	(171.1)	—
Total	$1,120.1	$1,072.9	$939.8	$(171.1)	$2,961.7

Segment profitability	$489.9	$325.1	$170.3	$—	$985.3

Intangible asset amortization expense					(405.6)
Intangible asset impairment charges					(1.9)
Globally managed research and development costs					(47.3)
Corporate costs and special items					(258.7)
Litigation settlements & other contingencies					51.9
Earnings from operations					$323.7

Nine Months Ended September 30, 2019
Net sales	$3,035.0	$2,930.7	$2,241.3	$—	$8,207.0
Other revenue	58.8	12.3	30.6	—	101.7
Intersegment revenue	64.6	66.3	382.1	(513.0)	—
Total	$3,158.4	$3,009.3	$2,654.0	$(513.0)	$8,308.7

Segment profitability	$1,342.3	$723.7	$435.2	$—	$2,501.2

Intangible asset amortization expense					(1,210.3)
Intangible asset impairment charges					(71.8)
Globally managed research and development costs					(167.8)
Corporate costs and special items					(638.4)
Litigation settlements & other contingencies					30.3
Earnings from operations					$443.2

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
The following table summarizes the restructuring charges and the reserve activity from December 31, 2019 to September 30, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (1)	2.9	4.7	7.6
Cash payment	(6.0)	(0.9)	(6.9)
Utilization	—	(3.7)	(3.7)
Foreign currency translation	(0.4)	(0.1)	(0.5)
Balance at March 31, 2020:	$22.9	$2.8	$25.7
Charges (1)	0.4	23.2	23.6
Cash payment	(3.8)	(3.2)	(7.0)
Utilization	—	(20.0)	(20.0)
Foreign currency translation	0.4	0.1	0.5
Balance at June 30, 2020:	$19.9	$2.9	$22.8
Charges (1)	4.7	9.8	14.5
Cash payment	(3.6)	(2.2)	(5.8)
Utilization	—	(7.5)	(7.5)
Foreign currency translation	—	—	—
Balance at September 30, 2020:	$21.0	$3.0	$24.0
____________
(1)     For the three months ended September 30, 2020, total restructuring charges in North America, Europe and Rest of World were approximately $11.9 million, $2.3 million and $0.3 million, respectively. For the nine months ended September 30, 2020, total restructuring charges in North America, Europe, Rest of World, and corporate were approximately $19.9 million, $23.7 million, $1.6 million, and $0.5 million, respectively.
At September 30, 2020 and December 31, 2019, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the condensed consolidated balance sheets.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at September 30, 2020 totaled approximately $425 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $40 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
On February 28, 2018, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a collaboration agreement (the “Revance Collaboration Agreement”) pursuant to which the Company and Revance will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which Revance had agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the Biosimilar Initial Advisory Meeting (BIAM) with the U.S. Food and Drug Administration (“FDA”). In accordance with the Amendment, the Company was required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables. On June 1, 2020, the Company and Revance announced a decision to continue the development program for a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As a result, during the nine months ended September 30, 2020, the Company recorded $30 million of R&D expense for a milestone payment that was due upon the decision to continue the program.
There have been no other significant changes to our collaboration and licensing agreements as disclosed in our 2019 Form 10-K.

17.Income Taxes
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. We anticipate that the applicable provisions of the CARES Act will reduce our 2020 income tax expense by approximately $27.0 million, of which $16.5 million has been recorded as of September 30, 2020. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
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
Several international audits are currently in progress. In some cases, the tax auditors have proposed adjustments to our tax positions including with respect to intercompany transactions, and we are in ongoing discussions with the auditors regarding the validity of their positions. The Company has recorded a reserve for uncertain tax positions of $126.9 million and $89.2 million, including interest and penalties, in connection with its international audits at September 30, 2020 and December 31, 2019, respectively. In certain cases, these audits can also result in non-tax consequences. For example, under French law, certain tax matters are automatically referred for criminal investigation.
The Company’s major state taxing jurisdictions remain open from fiscal year 2013 through 2019, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2019, some of which are indemnified by Strides Arcolab Limited (“Strides Arcolab”) for tax assessments.
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
Trade Agreements Act (“TAA”)
On April 9, 2018, a subsidiary of Mylan N.V. received a civil investigative demand from the Commercial Litigation Branch of the U.S. Department of Justice (“DOJ”) concerning its TAA compliance for certain products. The company fully cooperated with DOJ. On September 14, 2018, the United States District Court for the Southern District of Ohio unsealed a qui tam lawsuit filed against the Mylan N.V. subsidiary concerning its TAA compliance for the same products identified in DOJ’s civil investigative demand. DOJ declined to intervene in the lawsuit and has closed its investigation. Plaintiffs filed a Notice of Voluntary Dismissal of Mylan, which the Court granted on October 13, 2020 and dismissed the case against Mylan.

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
On February 14, 2020, Mylan Specialty and other Mylan-affiliated entities, together with other non-Mylan affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiff in this case asserts federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. On June 18, 2020, the District Court granted Mylan’s motion to compel pre-suit mediation, which did not result in a resolution of this matter. On September 10, 2020, the plaintiff filed an amended complaint. Mylan filed a motion to dismiss the amended complaint on October 13, 2020. On November 3, 2020, the plaintiff filed a second amended complaint that is

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
substantially similar to the allegations in the amended complaint thereby mooting the motion to dismiss.We believe that the claims in this lawsuit are without merit and intend to defend against them vigorously.

Beginning in March 2020, Mylan Inc. and Mylan Specialty, together with other non-Mylan affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. These actions have been consolidated and, on August 21, 2020, Defendants filed a motion to dismiss, which remains pending. We believe that the claims in these lawsuits are without merit and intend to defend against them vigorously.

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
The Company has a total accrual of approximately $10.0 million related to this matter at September 30, 2020, which is included in other current liabilities in the condensed consolidated balance sheets. The Company believes that it has strong defenses to current and future potential civil litigation, as well as governmental investigations, discussed in this “EpiPen® Auto-Injector” section of this Note 18 Litigation. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows and/or ordinary share price in future periods.
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
On May 10, 2019, certain attorneys general filed a new complaint against various drug manufacturers and individuals, including Mylan and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the May 10, 2019 complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-eight states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty-three states and certain territories against several individuals, including a Mylan sales employee. On July 14, 2020, the Court ordered that this complaint proceed as a bellwether. A scheduling order has not yet been issued for this matter. On November 2, 2020, Defendants filed motions to dismiss the amended complaint.

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

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Securities Related Litigation
U.S. Securities Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V., Mylan Inc. and certain of their current and former directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the SDNY on behalf of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to Mylan N.V. and Mylan Inc.’s classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program (“MDRP”). The complaints sought damages, as well as the plaintiffs’ fees and costs. On March 20, 2017, a consolidated amended complaint was filed, alleging substantially similar claims and seeking substantially similar relief, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs, and alleging violations of both federal securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. and/or Mylan Inc. on the NASDAQ) and Israeli securities laws (on behalf of a purported class of certain purchasers of securities of Mylan N.V. on the Tel Aviv Stock Exchange). On March 28, 2018, defendants’ motion to dismiss the consolidated amended complaint was granted in part (including the dismissal of claims arising under Israeli securities laws) and denied in part. On July 6, 2018, the plaintiffs filed a second amended complaint, including certain current and former directors and officers and additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. On August 6, 2018, defendants filed a motion to dismiss the second amended complaint, which was granted in part and denied in part on March 29, 2019. On June 17, 2019, plaintiffs filed a third amended complaint, including certain current and former directors and employees/officers and additional allegations in connection with purportedly anticompetitive conduct with respect to certain generic drugs. On July 31, 2019, defendants filed a motion to dismiss certain of the claims in the third amended complaint, which was granted in part and denied in part on April 6, 2020. On August 30, 2019, plaintiffs filed a motion for class certification, which was granted on April 6, 2020. The certified class covers all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, current and former officers and directors of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest.
On February 26, 2019, MYL Litigation Recovery I LLC (“MYL Plaintiff”) (an assignee of entities that purportedly purchased stock of Mylan N.V.) filed an additional complaint against Mylan N.V., Mylan Inc., and certain of their current and former directors and officers in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the third amended complaint identified above. MYL Plaintiff’s complaint seeks damages as well as the plaintiff’s costs. On June 5, 2019, defendants filed a motion to dismiss certain of MYL Plaintiff’s claims, which was granted in part and denied in part on March 30, 2020. On May 6, 2020, MYL Plaintiff filed an amended complaint against Mylan N.V., Mylan Inc., and certain of their current and former officers and directors, including allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector.
MYL Plaintiff subsequently filed a summons on October 30, 2020, naming Mylan N.V., Mylan Inc., and certain current and former directors and employees/officers in New York State Court, County of New York, claiming investment losses suffered as a result of purportedly false and misleading statements in connection with allegedly anticompetitive conduct concerning generic pharmaceuticals.

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
Mylan along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 1,000 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. A liability-only trial has been scheduled for November 2021 in a coordinated proceeding in West Virginia state court involving Mylan and numerous other manufacturers, distributors, and pharmacies. A trial has also been scheduled in a proceeding in Jefferson County, Missouri on June 6, 2022 involving Mylan and numerous other manufacturers, distributors and pharmacies. Mylan believes that the claims in these lawsuits are without merit and intends to defend against them vigorously.

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
The Company has accrued approximately €7.4 million as of each of December 31, 2019 and September 30, 2020 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, GUK received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) opened an investigation to explore the possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that, GUK, Merck KGaA and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and GUK, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount GUK is jointly and severally liable for approximately £2.7 million, which has been accrued for as of December 31, 2019 and September 30, 2020. The matter is currently on appeal to the Competition Appeals Tribunal (“CAT”), which on March 8, 2018, referred certain questions of law to the CJEU. The CJEU sought written observations from GUK, which were filed in September 2018. A hearing on the questions and the parties’ observations was held before the CJEU on September 19, 2019. On January 30, 2020, the CJEU ruled on the questions of law referred to it and the proceedings before the CAT had resumed.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Italy Investigation
The Public Prosecutor’s Office in Milan, Italy is conducting an investigation of Mylan S.p.A. and other pharmaceutical companies concerning interactions with an Italian hospital and sales of certain reimbursable drugs. Mylan S.p.A. has resolved the investigation with no admission of liability or wrongdoing.

Product Liability
Mylan N.V., and certain of its subsidiaries, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning raniditine. The lawsuits against Mylan in the MDLs include putative class actions seeking the refund of the purchase price and other economic damages allegedly sustained by consumers and end payors as well as individual claims for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in Canada and other countries. Mylan has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of Mylan’s active pharmaceutical ingredient and/or finished dose forms of these products. We believe the claims in these matters are without merit and intend to defend against them vigorously.
The Company is involved in a number of other product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and intends to defend against them vigorously. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has accrued approximately $14.5 million and $12.8 million at December 31, 2019 and September 30, 2020, respectively, for these additional product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Intellectual Property
The Company has used its business judgment in connection with the decision to launch its insulin glargine and dimethyl fumarate products described below and has also used its business judgment in certain other situations to decide to market and sell certain products, in each case based on its belief that the applicable patents are invalid and/or that its products do not infringe, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. Mylan intends to defend against any such patent infringement claims vigorously. However, an adverse decision could have an adverse effect that is material to our business, financial condition, results of operations, cash flows and/or ordinary share price.
Insulin Glargine
On October 24, 2017, Sanofi and affiliated entities (collectively for the purposes of this section, “Sanofi”), sued Mylan in the U.S. District Court for the District of New Jersey asserting that Mylan GmbH’s new drug application for insulin glargine injection 100 Units/mL vials and prefilled injection pens (SEMGLEE® vial and pens) infringed 18 U.S. patents.

Two of the asserted patents claim insulin glargine formulations (U.S. Patent Numbers 7,476,652 and 7,713,930, “formulation patents”) and were the only patents asserted against Mylan’s SEMGLEE® vial product. Mylan filed petitions for inter partes review (“IPR”) with the U.S. Patent Trial and Appeal Board (“PTAB”) with respect to these two patents. On December 12, 2018, the PTAB issued final written decisions in the IPR proceedings finding Sanofi’s formulation patents unpatentable (i.e., invalid). Sanofi appealed, and on November 19, 2019, the Court of Appeals for the Federal Circuit affirmed the PTAB’s final written decisions. The Supreme Court of the United States denied Sanofi’s petition for review of the IPR proceedings on October 5, 2020.

MYLAN N.V. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The 16 other asserted patents relate to a pen injection device (“device patents”) and were asserted only against Mylan’s SEMGLEE® pen injection device. Prior to trial, Sanofi dismissed 12 of those device patents from the case and granted Mylan a covenant not to sue with respect to them. On June 17, 2019, following the District Court’s claim construction order, the District Court entered judgment of non-infringement with respect to the asserted claims of three of the four remaining device patents (U.S. Patent Numbers 8,603,044, 8,679,069, 8,992,486).
Only one device patent remained for trial (U.S. Patent Number 9,526,844). On March 9, 2020, the Court issued an opinion after trial finding all asserted claims of the ‘844 patent not infringed and invalid for lack of written description.
On September 10, 2018, Mylan filed IPR petitions challenging five device patents (the ‘844, ‘044, ‘069, ‘486, and ‘008 patents). On April 2, 2020 and May 29, 2020, the PTAB issued final written decisions in the IPR proceedings finding all challenged claims unpatentable except for two claims of the ‘008 patent for which Sanofi granted Mylan a covenant not to sue as described above. In July 2020, Sanofi filed appeals of all IPR decisions, which remain pending.
On June 11, 2020, the FDA approved Mylan’s SEMGLEE® vial and pen products, which Mylan began selling on August 31, 2020.
Dimethyl Fumarate

On June 30, 2017, Biogen MA Inc. and Biogen International GmbH (collectively, “Biogen”) sued Mylan Pharmaceuticals Inc. (“MPI”) in the U.S. District Court for the Northern District of West Virginia asserting that MPI’s abbreviated new drug application for dimethyl fumarate delayed-release capsules containing 120 mg and 240 mg of dimethyl fumarate (generic for Tecfidera®) infringed six U.S. patents that Biogen had listed in the Orange Book: 6,509,376, 7,320,999, 7,619,001, 7,803,840, 8,759,393, and 8,399,514. All patents except for the ‘514 expired during the litigation and were dismissed from the case.

After a trial involving only the ’514 patent on June 18, 2020, the District Court issued a judgment finding all claims of the ’514 patent invalid for lack of adequate written description. Biogen appealed and moved for an injunction pending appeal. The Court of Appeals for the Federal Circuit issued an interim injunction while it considered Biogen’s motion. On July 30, 2020, the Court of Appeals for the Federal Circuit denied Biogen’s motion and terminated the interim injunction. The appeal remains pending.

On July 13, 2018, Mylan filed an IPR petition challenging the ’514 patent based only on obviousness. On February 5, 2020, the PTAB issued a final written decision finding the claims not obvious. Mylan is appealing that decision.

On August 17, 2020, the FDA approved Mylan’s dimethyl fumarate delayed-release capsules, which Mylan began selling on August 18, 2020.

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business. The Company has approximately $8.0 million accrued related to these various other legal proceedings at September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan N.V. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company”, “Mylan”, “our”, or “we” refer to Mylan N.V. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Mylan N.V.’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended (the “2019 Form 10-K”), the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (the “SEC”) filings and public disclosures. The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the proposed Combination (as defined below), the expected timetable for completing the Combination, the benefits and synergies of the Combination, future opportunities for the combined company and products and any other statements regarding Mylan’s, the Upjohn Business’s (as defined below) or the combined company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “pipeline,” “intend,” “continue,” “target,” “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•with respect to the Combination, the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Combination, changes in relevant tax and other laws, the parties’ ability to consummate the Combination, the conditions to the completion of the Combination not being satisfied or waived on the anticipated timeframe or at all, the integration of Mylan and the Upjohn Business being more difficult, time consuming or costly than expected, Mylan’s and the Upjohn Business’s failure to achieve expected or targeted future financial and operating performance and results, the possibility that the combined company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination within the expected timeframes or at all or to successfully integrate Mylan and the Upjohn Business, customer loss and business disruption being greater than expected following the Combination, the retention of key employees being more difficult following the Combination, changes in third-party relationships and changes in the economic and financial conditions of the business of Mylan or the Upjohn Business;
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
For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the 2019 Form 10-K, the Form 10-Q for the quarter ended June 30, 2020 and our other filings with the SEC. These risks, as well as other risks associated with Mylan, the Upjohn Business, the combined company and the Combination are also more fully discussed in the Registration Statement on Form S-4, as amended, which includes a proxy statement/prospectus, which was filed by Upjohn (as defined below) with the SEC on October 25, 2019 and declared effective by the SEC on February 13, 2020, the Registration Statement on Form 10, which includes an information statement, which was filed by Upjohn with the SEC on June 12, 2020 and declared effective by the SEC on June 30, 2020, a final information statement furnished with the Form 8-K filed by Upjohn with the SEC on August 6, 2020, a definitive proxy statement, which was filed by Mylan with the SEC on February 13, 2020, and a prospectus, which was filed by Upjohn with the SEC on February 13, 2020. You can access Mylan’s filings with the SEC through the SEC website at www.sec.gov or through our website, and Mylan strongly encourages you to do so. Mylan routinely posts information that may be important to investors on our website at investor.mylan.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Mylan undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.

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
For the nine months ended September 30, 2020, the Company incurred expenses amounting to approximately $192.3 million for incremental manufacturing variances, site remediation and restructuring charges related to the Morgantown plant, as well as continued product rationalization. At this time, the total expenses related to ongoing activities at the Morgantown plant cannot be reasonably estimated.
Mylan remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.
Upjohn Business Combination Agreement
On July 29, 2019, the Company, Pfizer Inc. (“Pfizer”), Upjohn Inc., a wholly-owned subsidiary of Pfizer (“Upjohn” or “Newco”), and certain other affiliated entities entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) pursuant to which the Company will combine with Pfizer’s Upjohn Business (the “Upjohn Business”) in a Reverse Morris Trust transaction (the “Combination”). Newco, which will be the parent entity of the combined Upjohn Business and Mylan business, will be renamed Viatris Inc. (“Viatris”) effective as of the closing of the Combination. The Upjohn Business is a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra.
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
On September 14, 2020, the European Commission (the “Commission”) approved the divestiture buyers with which Mylan entered into agreements for the sale of certain of Mylan’s products in Europe, which was a requirement of the Commission’s conditional approval of the Combination in April 2020.
On October 30, 2020, Mylan and Pfizer announced that the U.S. Federal Trade Commission (the “FTC”) accepted a proposed consent order, which concluded the FTC’s review of the proposed Combination. The parties have now obtained all required antitrust clearances for the Combination. The Combination is expected to close on November 16, 2020.

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

On June 16, 2020, Upjohn entered into a revolving credit agreement (the “Upjohn Revolving Credit Agreement”), by and among Upjohn, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Upjohn Revolving Administrative Agent”). The Upjohn Revolving Credit Agreement contains a revolving credit facility (the “Upjohn Revolving Credit Facility”) under which Upjohn may obtain extensions of credit in an aggregate principal amount not to exceed $4.0 billion, in U.S. dollars or alternative currencies including Euro, Sterling, Yen and any other currency that is approved by the Upjohn Revolving Administrative Agent and each lender under the Upjohn Revolving Credit Facility. The Upjohn Revolving Credit Facility will be available to Upjohn upon (a) its delivery of a certificate certifying that (i) the conditions to the consummation of the Combination have been satisfied or waived or are expected to be satisfied or waived on the date of funding of such facility or within one business day thereafter and (ii) the distribution by Pfizer to its stockholders of its shares of Upjohn’s common stock pursuant to the Separation Agreement is expected to be, the Combination is expected to be, and the contribution of the Upjohn Business to Upjohn has been or is expected to be consummated on the Upjohn Revolver Closing Date (as defined below) or within one business day thereafter (an “RMT Condition Certificate”) and (b) the satisfaction of certain customary conditions (the date such conditions are satisfied or waived being referred to as the “Upjohn Revolver Closing Date”). Subject to satisfaction of the foregoing conditions, up to $1.5 billion under the Upjohn Revolving Credit Facility will be available to Upjohn in a single draw on the Upjohn Revolver Closing Date for the sole purpose of funding a portion of the cash payment of $12.0 billion by Upjohn to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Upjohn, as required by the Separation Agreement.
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
On June 22, 2020, Upjohn completed a private offering of $7.45 billion aggregate principal amount of Upjohn’s senior, U.S. dollar-denominated notes (the “Upjohn U.S. Dollar Notes”) and on June 23, 2020, Upjohn Finance B.V. (“Finco”), a wholly-owned financing subsidiary of Upjohn, completed a private offering of €3.60 billion aggregate principal amount of Finco’s senior, euro-denominated notes (the “Upjohn Euro Notes” and, together with the Upjohn U.S. Dollar Notes, the “Upjohn Notes”), which are guaranteed on a senior unsecured basis by Upjohn. Upjohn intends to use the net proceeds from the offerings of the Upjohn Notes, together with the net proceeds from the Upjohn Term Loan Credit Facility, to fund in full the $12.0 billion cash payment to Pfizer and related transaction fees and expenses. The Upjohn Notes are initially guaranteed on a senior unsecured basis by Pfizer, which guarantees will be automatically and unconditionally terminated and released without consent of holders upon the consummation of the Distribution. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of Upjohn following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan N.V. or Mylan Inc. (the “Mylan Notes”) will become guarantors of the Upjohn Notes, substantially concurrently with Upjohn becoming a guarantor of the Mylan Notes.
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
Under the terms of the Business Combination Agreement and Separation Agreement, Mylan will be obligated to reimburse Pfizer for 43% of certain financing related costs if the Combination does not close and Viatris will be obligated to reimburse Pfizer for all such financing related costs if the Combination closes. As a result of the completion of the financing transactions described above, Mylan recorded $30.0 million and $115.0 million of expenses during the three and nine months ended September 30, 2020, respectively, which is included as a component of selling, general and administrative expenses (“SG&A”) in the condensed consolidated statements of operations to reflect Mylan’s obligation to reimburse Pfizer for 43% of those financing related costs.

In connection with the Separation Agreement and the Business Combination Agreement, Pfizer, Upjohn and Mylan previously agreed to review and negotiate a potential transfer of Pfizer’s Meridian Medical Technologies business (the “Meridian Business”) to Upjohn. The Meridian Business is Mylan’s supplier of EpiPen® Auto-Injectors pursuant to an agreement that had an expiration date of December 31, 2020 (the “EpiPen Supply Agreement”). Instead of proceeding with the transfer of the Meridian Business, Pfizer and Mylan agreed in the third quarter of 2020 to extend the EpiPen Supply Agreement for an additional four-year period through December 31, 2024, with an option for Mylan (or Upjohn) to further extend the term for an additional one-year period thereafter. Mylan and Pfizer have also reached a preliminary agreement on the general terms under which Pfizer would transfer certain Pfizer assets that currently form part of a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan to Mylan or, following the Combination, to Viatris. Any such proposed transaction would be subject to the finalization and execution of a definitive agreement that would contain customary closing conditions including, but not limited to, receipt of any necessary regulatory approvals.

Financial Summary
The tables below are a summary of the Company’s financial results for the three and nine months ended September 30, 2020 compared to the prior year periods:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$2,972.1	$2,961.7	$10.4	—%
Gross profit	1,158.5	1,072.4	86.1	8%
Earnings from operations	351.4	323.7	27.7	9%
Net earnings	185.7	189.8	(4.1)	(2)%
Net earnings per diluted ordinary share	$0.36	$0.37	$(0.01)	(3)%

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$8,322.5	$8,308.7	$13.8	—%
Gross profit	3,090.3	2,810.2	280.1	10%
Earnings from operations	670.3	443.2	227.1	51%
Net earnings (loss)	245.9	(3.7)	249.6	nm
Net earnings (loss) per diluted ordinary share	$0.48	$(0.01)	$0.49	nm
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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$1,028.8	$1,088.6	(5)%	$0.8	$1,029.6	(5)%
Europe	1,123.8	1,045.9	7%	(57.9)	1,065.9	2%
Rest of World	795.5	793.7	—%	18.7	814.2	3%
Total net sales	2,948.1	2,928.2	1%	$(38.4)	$2,909.7	(1)%

Other revenues (3)	24.0	33.5	(28)%	(0.2)	23.8	(29)%
Consolidated total revenues (4)	$2,972.1	$2,961.7	—%	$(38.6)	$2,933.5	(1)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended September 30, 2020, other revenues in North America, Europe, and Rest of World were approximately $17.4 million, $3.4 million, and $3.2 million, respectively. For the three months ended September 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $17.6 million, $3.8 million, and $12.1 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Mylan reported total revenues of $2.97 billion, compared to $2.96 billion for the comparable prior year period, representing an increase of $10.4 million, or less than 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $2.95 billion, compared to $2.93 billion for the comparable prior year period, representing an increase of $19.9 million, or 1%. Other revenues for the current quarter were $24.0 million, compared to $33.5 million for the comparable prior year period.
The increase in net sales was primarily the result of an increase in net sales in the Europe segment of 7% and a slight increase in net sales in the Rest of World segment. These were partially offset by a decrease in net sales in the North America segment of 5%. Mylan’s net sales were favorably impacted by net sales from new products of $170.1 million, as well as the effect of foreign currency translation on current period net sales of approximately $38.4 million, or 1%. The impact of foreign currency translation on current period net sales primarily reflects changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in the European Union, partially offset by the negative impact of subsidiaries in India. On a constant currency basis, net sales decreased by approximately $18.5 million, or 1%. This decrease was primarily driven by lower volumes, and to a lesser extent, pricing from net sales of existing products, partially offset by new product sales. In the third quarter of 2020, we estimate that the COVID-19 pandemic negatively impacted our net sales by approximately 3%, primarily driven by lower retail pharmacy demand, lower non-COVID-19 related patient hospital visits and a lower number of in person meetings with prescribers and payors, as well as the impact on the back to school sales of the EpiPen® Auto-Injector.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 25% and 26% for the three months ended September 30, 2020 and 2019, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the three months ended September 30, 2020 and 2019 and the net change period over period:
North America Segment
Net sales from North America decreased by $59.8 million or 5% during the three months ended September 30, 2020 when compared to the prior year period. This decrease was primarily driven by lower volumes, and to a lesser extent, pricing from net sales of existing products partially offset by new product sales, including sales from the launch of dimethyl fumarate capsules, a substitutable generic of Biogen Inc.'s Tecfidera®. The decrease in net sales of existing products was primarily driven by lower EpiPen® Auto-Injector volumes partially due to the negative impact of COVID-19 which resulted in lower back to school sales and changes in the competitive environment, including for Levothyroxine Sodium. These decreases were partially offset by increased volumes on Wixela™ Inhub™. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $77.9 million or 7% during the three months ended September 30, 2020 when compared to the prior year period. This increase was primarily due to the favorable impact of foreign currency translation of approximately $57.9 million or 5%, and new product sales. The favorable impact of these items was partially offset by lower volumes from net sales of existing products primarily due to the negative impact of COVID-19. Pricing was relatively stable in the quarter when compared to the prior year period. Constant currency net sales increased by approximately $20.0 million, or 2%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World increased by $1.8 million or less than 1% during the three months ended September 30, 2020 when compared to the prior year period. This increase was primarily driven by new product sales, including sales of Remdesivir in India. This increase was partially offset by lower pricing, primarily due to government price reductions in Japan and Australia, and volumes from net sales of existing products, and the unfavorable impact of foreign currency translation. While volumes of existing products in the Company’s anti-retroviral franchise were higher compared to the prior year period, this increase was offset by lower volumes from net sales of existing products, partially driven by the negative impact of COVID-19 primarily in China, Russia and Japan. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation by approximately $18.7 million, or 2%. Constant currency net sales increased by approximately $20.5 million, or 3% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $1.89 billion for the three months ended September 30, 2019 to $1.81 billion for the three months ended September 30, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended September 30, 2020 was $1.16 billion and gross margins were 39%. For the three months ended September 30, 2019, gross profit was $1.07 billion and gross margins were 36%. Gross margins were positively impacted by margins on sales of new products of 380 basis points, primarily in the North America segment, and lower amortization expense from acquired intangible assets of 160 basis points. These items were partially offset by lower gross margins from the net sales of existing products of 260 basis points, primarily in the North America segment. Adjusted gross margins were 55% for the three months ended September 30, 2020, compared to 53% for the three months ended September 30, 2019.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is as follows:

	Three Months Ended
	September 30,
(In millions)	2020	2019
U.S. GAAP cost of sales	$1,813.6	$1,889.3
Deduct:
Purchase accounting amortization and other related items	(368.5)	(408.6)
Acquisition related items	(9.4)	(0.8)
Restructuring and related costs	(8.7)	(11.4)
Share-based compensation expense	(0.4)	(0.3)
Other special items	(83.6)	(70.9)
Adjusted cost of sales	$1,343.0	$1,397.3

Adjusted gross profit (a)	$1,629.1	$1,564.4

Adjusted gross margin (a)	55%	53%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2020 was $129.8 million, compared to $167.9 million for the comparable prior year period, a decrease of $38.1 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $658.4 million, compared to $632.7 million for the comparable prior year period, an increase of $25.7 million. The increase was primarily the result of higher consulting fees and other expenses primarily related to the pending Combination totaling approximately $74.0 million in the current year period, including approximately $30.0 million related to obligations to reimburse Pfizer for certain financing costs under the Business Combination Agreement and Separation Agreement (the “Combination Agreements”). Partially offsetting this increase were lower selling and promotional expenses, including through our active management and certain lower expenses as a result of COVID-19.

Litigation Settlements and Other Contingencies, Net
During the three months ended September 30, 2020 and 2019, the Company recorded a net charge of $18.9 million and net gain of $51.9 million, respectively.
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended
	September 30,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$16.9	$—
Litigation settlements, net	2.0	(51.9)
Total litigation settlements and other contingencies, net	$18.9	$(51.9)
During the three months ended September 30, 2020, the Company recorded a $16.9 million loss for fair value adjustments related to Pfizer’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”) contingent consideration and a net charge of approximately $2.0 million related to a number of litigation matters. During the three months ended September 30, 2019, the Company recognized a gain of approximately $51.9 million primarily related to the previously disclosed Celgene Corporation (“Celgene”) settlement of $62.0 million partially offset by certain litigation related charges.
Interest Expense
Interest expense for the three months ended September 30, 2020 totaled $117.3 million, compared to $128.9 million for the three months ended September 30, 2019, a decrease of $11.6 million. The decrease is primarily due to lower average long-term debt balances during the current quarter as compared to the prior year period.
Other (Income) Expense, Net
Other income, net, was $7.5 million for the three months ended September 30, 2020, compared to expense of $9.0 million for the comparable prior year period. Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other (income) expense, net was comprised of the following for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended
	September 30,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$2.9	$10.4
Foreign exchange gains, net	(8.8)	(0.4)
Other gains, net	(1.6)	(1.0)
Other (income) expense, net	$(7.5)	$9.0
Income Tax Provision (Benefit)
For the three months ended September 30, 2020, the Company recognized an income tax provision of $55.9 million, an increase of $59.9 million over the $4.0 million benefit for the comparable prior year period. During the current quarter, the Company recognized an expense as a result of adjustments to reserve for uncertain tax positions and the assessment of the realizability of deferred tax assets. During the three months ended September 30, 2019, the Company recorded a $42.0 million benefit resulting from refinements to previous estimates in conjunction with the filing of the Company’s 2018 U.S. federal tax return, which revised the estimated impact of the Company’s valuation allowance on its interest limitation deductions and the estimate of available foreign tax credits. Also impacting the current year income tax benefit was the changing mix of income earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
North America	$3,023.3	$3,035.0	—%	$4.1	$3,027.4	—%
Europe	3,080.7	2,930.7	5%	(3.3)	3,077.4	5%
Rest of World	2,128.2	2,241.3	(5)%	92.7	2,220.9	(1)%
Total net sales	8,232.2	8,207.0	—%	93.5	8,325.7	1%

Other revenues (3)	90.3	101.7	(11)%	—	90.3	(11)%
Consolidated total revenues (4)	$8,322.5	$8,308.7	—%	$93.5	$8,416.0	1%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the nine months ended September 30, 2020, other revenues in North America, Europe, and Rest of World were approximately $51.8 million, $11.1 million, and $27.4 million, respectively. For the nine months ended September 30, 2019, other revenues in North America, Europe, and Rest of World were approximately $58.8 million, $12.3 million, and $30.6 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2020, Mylan reported total revenues of $8.32 billion, compared to $8.31 billion for the comparable prior year period, representing an increase of $13.8 million, or less than 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2020 were $8.23 billion, compared to $8.21 billion for the comparable prior year period, representing an increase of $25.2 million, or less than 1%. Other revenues for the nine months ended September 30, 2020 were $90.3 million, compared to $101.7 million for the comparable prior year period.
The increase in net sales was primarily the result of an increase in net sales in the Europe segment of 5% which was partially offset by a decrease in net sales in the Rest of World segment of 5% and a slight decrease in net sales in the North America segment. Mylan’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India. The unfavorable impact of foreign currency translation on current year net sales was approximately $93.5 million, or 1%. On a constant currency basis, the increase in net sales was approximately $118.7 million, or 1% for the nine months ended September 30, 2020. This increase was primarily driven by new product sales of $342.8 million, and to a lesser extent, higher volumes of existing products, partially offset by lower pricing on sales of existing products. We have estimated that the net impact of the COVID-19 pandemic decreased net sales during the nine months ended September 30, 2020 by approximately 2%, caused by the same drivers for the three month period.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 23% and 24% for the nine months ended September 30, 2020 and 2019, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our three geographic reporting segments: North America, Europe and Rest of World. The graph below shows net sales by segment for the nine months ended September 30, 2020 and 2019 and the net change period over period:
North America Segment
Net sales from North America decreased by $11.7 million or less than 1% during the nine months ended September 30, 2020 when compared to the prior year period. This decrease was due primarily to lower pricing on sales of existing products, partially offset by new product sales and, to a lesser extent, higher volumes on sales of existing products. Lower pricing on sales of existing products was driven by changes in the competitive environment, including for Levothyroxine Sodium, and lower volumes primarily driven by the EpiPen® Auto-Injector, partially offset by increased Wixela™ Inhub™ volumes. The impact of foreign currency translation on current period net sales was insignificant within North America.
Europe Segment
Net sales from Europe increased by $150.0 million or 5% during the nine months ended September 30, 2020 when compared to the prior year period. This increase was primarily the result of new product sales and higher net sales of existing products, partially as a result of increased volumes which were driven by the resolution of supply disruptions encountered in the prior year period. The remainder of the increase in net sales was the result of expected net sales growth in the region partially offset by the negative impact of COVID-19. Pricing was relatively stable when compared to the prior year period. Net sales were also favorably impacted by the effect of foreign currency translation of approximately $3.3 million, or less than 1%. Constant currency net sales increased by approximately $146.7 million, or 5%, when compared to the prior year period.
Rest of World Segment
Net sales from Rest of World decreased by $113.1 million or 5% during the nine months ended September 30, 2020 when compared to the prior year period. The decrease was primarily due to the unfavorable impact of foreign currency translation and, to a lesser extent, by lower pricing on net sales of existing products, primarily driven by government price reductions in Japan and Australia. The decrease in net sales was also due to lower volumes on net sales of existing products related to the estimated negative impact from COVID-19 in China, Russia and Japan. Partially offsetting lower net sales of existing products were new product sales, including Remdesivir in India and emerging markets. Overall, net sales from Rest of World were unfavorably impacted by the effect of foreign currency translation of approximately $92.7 million, or 4%. Constant currency net sales decreased by approximately $20.4 million, or 1%, when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $5.50 billion for the nine months ended September 30, 2019 to $5.23 billion for the nine months ended September 30, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the nine months ended September 30, 2020 was $3.09 billion and gross margins were 37%. For the nine months ended September 30, 2019, gross profit was $2.81 billion and gross margins were 34%. Gross margins were positively impacted by lower amortization expense from acquired intangible assets and intangible asset impairment charges realized in the prior year period of 265 basis points. In addition, gross margins were positively impacted as a result of higher gross profit from sales of new products of 255 basis points, primarily in North America and, to a lesser extent, sales of existing products in Europe. Gross margins were negatively impacted as a result of lower gross profit from sales of existing products in Rest of World and North America of 240 basis points. In addition, gross margins were negatively impacted by incremental costs incurred as a result of the COVID-19 pandemic, including a special bonus for plant employees. Adjusted gross margins were 54% for the nine months ended September 30, 2020, compared to 53% for the nine months ended September 30, 2019.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is as follows:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
U.S. GAAP cost of sales	$5,232.2	$5,498.5
Deduct:
Purchase accounting amortization and other related items	(1,072.5)	(1,284.0)
Acquisition related items	(11.5)	(2.9)
Restructuring and related costs	(17.6)	(72.2)
Share-based compensation expense	(1.1)	(0.8)
Other special items	(299.3)	(268.1)
Adjusted cost of sales	$3,830.2	$3,870.5

Adjusted gross profit (a)	$4,492.3	$4,438.2

Adjusted gross margin (a)	54%	53%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2020 was $400.3 million, compared to $488.1 million for the comparable prior year period, a decrease of $87.8 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2020 was $1.98 billion, compared to $1.91 billion for the comparable prior year period, an increase of $74.0 million. The increase was due primarily to higher consulting fees along with other expenses primarily related to the pending Combination totaling approximately $235.5 million in the current year period, including approximately $115.0 million related to obligations to reimburse Pfizer for certain financing costs under the Combination Agreements. Partially offsetting this increase were lower selling and promotional expenses, including through our active management and certain lower expenses as a result of COVID-19.

Litigation Settlements and Other Contingencies, Net
During the nine months ended September 30, 2020 and 2019, the Company recorded a net charge of $36.5 million and net gain of $30.3 million, respectively.
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$35.6	$(28.9)
Litigation settlements, net	0.9	(1.4)
Total litigation settlements and other contingencies, net	$36.5	$(30.3)
During the nine months ended September 30, 2020, the Company recorded a $35.6 million loss for fair value adjustments related to respiratory delivery platform contingent consideration. Additionally, the Company recorded a net charge of approximately $0.9 million related to a number of litigation matters. Litigation settlements for the nine months ended September 30, 2019, consisted of litigation related gains of approximately $1.4 million primarily related to a favorable litigation settlement related to the previously disclosed Celgene matter of $62.0 million offset by litigation related charges for settlements reached related to the modafinil antitrust matter of $18.0 million and the settlement with the SEC in connection with the SEC staff’s investigation of the Company’s public disclosures regarding its 2016 settlement with the Department of Justice concerning the EpiPen Medicaid Drug Rebate Program of $30.0 million. Additionally, the Company recognized a gain of $28.9 million for fair value adjustments related to the respiratory delivery platform contingent consideration.
Interest Expense
Interest expense for the nine months ended September 30, 2020 totaled $353.4 million, compared to $391.3 million for the nine months ended September 30, 2019, a decrease of $37.9 million. The decrease is primarily due to lower average long-term debt balances during the current year.
Other (Income) Expense, Net
Other expense, net was $24.6 million for the nine months ended September 30, 2020, compared to $32.7 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$37.4	$43.6
Foreign exchange losses/(gains), net	8.6	(4.4)
Other gains, net	(21.4)	(6.5)
Other expense, net	$24.6	$32.7
Included in other gains for the nine months ended September 30, 2020 was a $16.5 million gain for a fair value adjustment relate to a non-marketable investment which the Company holds.
Income Tax Provision (Benefit)
For the nine months ended September 30, 2020, the Company recognized an income tax provision of $46.4 million, compared to a tax provision of $22.9 million for the comparable prior year period, an increase of $23.5 million. During the nine months ended September 30, 2020, the Company recognized a net charge as a result of adjustments to reserves for uncertain tax positions, partially offset by changes in the assessment of the realizability of deferred tax assets. During the nine months ended September 30, 2019, the Company reached a settlement in principle with the IRS to resolve federal tax matters related to the

February 27, 2015 acquisition by Mylan N.V. of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, including adjusting the interest rates used for intercompany loans and confirming our status as a non-U.S. corporation for U.S. federal income tax purposes, and recorded a reserve of approximately $140.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $129.9 million related to this matter. During the nine months ended September 30, 2019, primarily due to the settlement in principle reached with the IRS and the expiration of federal and foreign statutes of limitations, the Company increased its net liability for unrecognized tax benefits by approximately $46.1 million. Also impacting the current year income tax expense was the changing mix of income earned in jurisdictions with differing tax rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Purchase accounting related amortization (primarily included in cost of sales)	368.5	408.5	1,072.5	1,283.9
Litigation settlements and other contingencies, net	18.9	(51.9)	36.5	(30.3)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	5.3	6.6	16.6	20.8
Clean energy investments pre-tax loss	2.9	10.4	37.4	43.6
Acquisition related costs (primarily included in SG&A) (a)	72.3	43.0	218.2	56.6
Restructuring related costs (b)	14.5	0.8	47.0	78.3
Share-based compensation expense	15.1	16.1	49.8	50.9
Other special items included in:
Cost of sales (c)	83.6	70.9	299.3	268.1
Research and development expense (d)	3.7	40.3	45.8	100.5
Selling, general and administrative expense	7.5	8.4	12.9	33.1
Other expense, net	—	—	(16.4)	—
Tax effect of the above items and other income tax related items	(98.3)	(138.5)	(344.3)	(342.7)
Adjusted net earnings	$679.7	$604.4	$1,721.2	$1,559.1
Significant items include the following:

(a)    Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. The increase for the three and nine months ended September 30, 2020 relates to transaction costs for the pending Combination, including approximately $30.0 million and $115.0 million, respectively, related to the Company’s obligation to reimburse Pfizer for certain financing costs under the Combination Agreements.
(b)    For the three months ended September 30, 2020, charges of approximately $8.7 million are included in cost of sales, approximately $0.1 million is included in R&D, and approximately $5.7 million is included in SG&A. For the nine months ended September 30, 2020, charges of approximately $17.6 million are included in cost of sales, approximately $0.3 million is included in R&D, and approximately $29.0 million is included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(c)    Costs incurred during the three and nine months ended September 30, 2020 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $57.8 million and $179.6 million, respectively. In addition, the three and nine months ended September 30, 2020 includes incremental manufacturing variances incurred as a result of the COVID-19 pandemic of approximately $8.0 million and $32.0 million, respectively. Also, the nine months ended September 30, 2020 includes $27.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic. The three months ended September 30, 2019 includes costs related to incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $50.0 million. The nine months ended September 30, 2019 includes charges for certain incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant, product recall costs, including inventory write-offs, and charges related to the cancellation of a contract.
(d)    R&D expense for the three and nine months ended September 30, 2020 consists primarily of amounts for product development arrangements, including with Revance Therapeutics Inc., of approximately $3.0 million and $41.0 million, respectively. R&D expense for the three months ended September 30, 2019 consists primarily of payments for product development. R&D expense for the nine months ended September 30, 2019 consists primarily of payments for product development arrangements of approximately $46.8 million, including $18.5 million for the expansion of the Yupelri® agreement and $23.3 million related to non-refundable upfront licensing amounts for a product in development. The remaining expense relates to on-going development collaborations.
Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2020 compared to the prior year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP net earnings (loss)	$185.7	$189.8	$245.9	$(3.7)
Add / (deduct) adjustments:
Clean energy investments pre-tax loss	2.9	10.4	37.4	43.6
Income tax provision (benefit)	55.9	(4.0)	46.4	22.9
Interest expense (a)	117.3	128.9	353.4	391.3
Depreciation and amortization (b)	432.3	469.7	1,263.0	1,471.6
EBITDA	$794.1	$794.8	$1,946.1	$1,925.7
Add / (deduct) adjustments:
Share-based compensation expense	15.1	16.1	49.8	50.9
Litigation settlements and other contingencies, net	18.9	(51.9)	36.5	(30.3)
Restructuring, acquisition related and other special items (c)	181.6	163.8	606.6	534.1
Adjusted EBITDA	$1,009.7	$922.8	$2,639.0	$2,480.4
(a)    Includes clean energy investment financing and accretion of contingent consideration.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.20 billion for the nine months ended September 30, 2020. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities increased by $78.6 million to $1.20 billion for the nine months ended September 30, 2020, as compared to net cash provided by operating activities of $1.12 billion for the nine months ended September 30, 2019. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The net increase in net cash provided by operating activities was principally due to the following:
•an increase in net earnings of approximately $249.6 million, principally as a result of an increase in earnings from operations; and
•a net increase in the amount of cash provided by changes in income taxes of $175.4 million as a result of the level and timing of estimated tax payments made during the current period.
These items were partially offset by the following:
•a net decrease in the non-cash impact of depreciation and amortization of $208.6 million;
•a net decrease in the amount of cash used through accounts receivable of $6.6 million, reflecting the timing of sales and cash collections;
•a net increase of $54.8 million in the amount of cash used through changes in inventory balances;
•a net increase in the amount of cash used through changes in trade accounts payable of $16.5 million as a result of the timing of cash payments; and
•a net decrease in the amount of cash provided by changes in other operating assets and liabilities of $40.4 million.
Investing Activities
Net cash used in investing activities was $278.8 million for the nine months ended September 30, 2020, as compared to $410.9 million for the nine months ended September 30, 2019, a net decrease of $132.1 million.

In 2020, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $97.3 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations;
•purchase of marketable securities and other investments of $96.1 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $126.1 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2020 calendar year are expected to be approximately $200 million to $250 million.
In 2019, significant items in investing activities included the following:
•cash paid for acquisitions, net totaling approximately $148.7 million primarily related to the deferred non-contingent purchase payments due to Novartis AG for the purchase of the worldwide rights to the TOBI Podhaler® and TOBI® solution global cystic fibrosis products;
•payments for product rights and other, net totaling approximately $146.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations;
•proceeds from the sale of assets of $24.3 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $139.6 million.
Financing Activities
Net cash used in financing activities was $754.8 million for the nine months ended September 30, 2020, as compared to $704.6 million for the nine months ended September 30, 2019, a net increase of $50.2 million.

In 2020, significant items in financing activities included the following:
•long-term debt payments of approximately $588.9 million consisting primarily of the redemption of $555.2 million principal amount of the 2020 Floating Rate Euro Notes;
•non-contingent payments for product rights totaling approximately $139.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations in prior periods; and
•payments totaling approximately $48.5 million (of the $82.1 million) in profit share and milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
In 2019, significant items in financing activities included the following:
•long-term debt payments of approximately$657.1 million consisting primarily of the redemption of $550.0 million principal amount of 2.500% Senior Notes due 2019 and repayment of the remaining approximately $100.0 million balance of the 2016 Term Facility;
•payments totaling $47.8 million (of the $79.0 million) in profit share and milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities; and
•a net decrease in short-term borrowings of $1.9 million.
Capital Resources
Our cash and cash equivalents totaled $664.5 million at September 30, 2020, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under its Revolving Credit Facility, Commercial Paper Program, Receivables Facility and the Note Securitization Facility (which are each defined in Note 2 Revenue Recognition and Accounts Receivable or Note 12 Debt in Part I, Item 1 of this Form 10-Q) combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $2.0 billion under the Revolving Credit Facility which matures in 2023. Up to $1.65 billion of the Revolving Credit Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2020, the Company had no amounts outstanding under the Commercial Paper Program.
The Company has the $400 million Receivables Facility which expires in April 2022. The Company also has the $200 million Note Securitization Facility which expires on August 30, 2021. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of September 30, 2020. As of September 30, 2020, the Company had no amounts outstanding under the Receivables Facility or the Note Securitization Facility.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $123.0 million and $90.1 million of accounts receivable as of September 30, 2020 and December 31, 2019, respectively, under these factoring arrangements.
At September 30, 2020, our long-term debt, including the current portion, totaled $12.28 billion, as compared to $12.67 billion at December 31, 2019. Total long-term debt is calculated net of deferred financing fees which were $52.0 million and $60.5 million at September 30, 2020 and December 31, 2019, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2020 was as follows for each of the periods ending December 31:

The Company has a $2.0 billion revolving credit facility which is scheduled to expire in July 2023. The Revolving Credit Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of 3.75 to 1.00 for consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements (“maximum leverage ratio”). On June 16, 2020 the Company entered into an amendment to the Revolving Credit Facility to temporarily increase the maximum leverage ratio to 4.25 to 1.00 after the March 31, 2020 reporting period through the December 31, 2020 reporting period with a maximum leverage ratio of 3.75 to 1.00 thereafter. The Company is in compliance at September 30, 2020 and expects to remain in compliance for the next twelve months.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management in Part I, Item 1 of this Form 10-Q for additional information. Our potential maximum development milestones not accrued for at September 30, 2020 totaled approximately $425 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $40 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liabilities was $213.2 million at September 30, 2020. In addition, the Company expects to incur approximately $10 million to $15 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2020.

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

The following table presents unaudited summarized financial information of Mylan N.V. and Mylan Inc. on a combined basis as of and for the nine months ended September 30, 2020 and as of and for the year ended December 31, 2019. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Mylan N.V. and Mylan Inc.
(In millions)	September 30, 2020	December 31, 2019
ASSETS
Current assets	$97.9	$152.2
Non-current assets	40,061.9	41,602.4

LIABILITIES AND EQUITY
Current liabilities	18,436.6	15,414.9
Non-current liabilities	9,175.3	14,455.9

	Combined Summarized Statement of Operations Information of Mylan N.V. and Mylan Inc.
(In millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(708.8)	(790.3)
Net earnings	245.8	16.8
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. The Company is also party to certain proceedings and litigation matters for which it may be entitled to indemnification under the respective sale and purchase agreements relating to the acquisitions of the former Merck Generics business, Agila Specialties Private Limited, Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, and certain other acquisitions. We have approximately $42.8 million accrued for legal contingencies at September 30, 2020.
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

Application of Critical Accounting Policies

There have been no changes to the Critical Accounting Policies disclosed in our 2019 Form 10-K. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the goodwill impairment tests performed as of March 31, 2020 and April 1, 2020.
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

The Company has performed both the interim and annual goodwill impairment tests on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
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

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer (the person performing similar functions as the Principal Financial Officer for this purpose), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
Except for the risk factor disclosed in Part II, Item 1A of Mylan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in the Company’s risk factors from those disclosed in Mylan’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

ITEM 6. EXHIBITS

2.1	Amendment No. 3, dated as of September 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc..^

10.1	Separation Agreement, entered into on August 5, 2020, by and between Mylan Inc. and Kenneth Parks.*

10.2	Asset Purchase Agreement, dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited.^

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities, filed as Exhibit 22 to the Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Mylan agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan N.V. (Registrant)

By:	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
November 6, 2020

/s/ PAUL B. CAMPBELL
Paul B. Campbell
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)
November 6, 2020